Form 10-K
period 2002-12-30
COSI INC
filed 2003-03-31
CIK 1171014

Cosi, Inc. Form 10-K                                               Draft 3/29/03

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                              ---------------------

                                    Form 10-K


          (Mark One)
              x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 30, 2002, or
                                      or
                    Transition report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                    For the transition period from           to

                        Commission file number 000-50052

                              ---------------------

                                   Cosi, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                              06-1393745
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

            242 West 36th St.                           10018
              New York, NY                            (Zip code)
(Address of principal executive offices)

                                 (212) 653-1600
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes x       No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12 b-2).     Yes       No x

     The aggregate market value of the registrant's Common Stock held by non-affiliates as of December 30, 2002 was approximately $ 67.2 million. The Company did not have publicly traded securities as of July 1, 2002.

     Number of shares outstanding of the registrant's common stock, as of March 28, 2003: Common Stock, $.01 par value: 16,573,553 shares.

     The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 30, 2002. Portions of such proxy statement are incorporated by reference in response to Part III, Items 10, 11, 12, and 13.

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


PART I
 ITEM 1.  BUSINESS
 ITEM 2.  PROPERTIES
 ITEM 3.  LEGAL PROCEEDINGS
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE
PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
ITEM 11.  EXECUTIVE COMPENSATION
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.  CONTROLS AND PROCEDURES
ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES

--------------------------------------------------------------------------------

                                     PART I


ITEM 1. BUSINESS

GENERAL


    We own and operate 94 fast casual restaurants in eleven states and the District of Columbia. Our Cosi restaurants are all-day cafes that feature signature bread and coffee products in an environment we adjust appropriately throughout the day. Our Cosi restaurants offer breakfast, lunch, afternoon coffee, dinner, and dessert menus full of creative, cravable foods and beverages.

    We operate our restaurants in two formats: Cosi and Cosi Downtown. All of our restaurants offer breakfast, lunch and afternoon coffee in a counter service format. After 5 p.m., our Cosi restaurants add table service and offer dinner and dessert in a casual dining format. Cosi Downtown restaurants, which are located in non-residential central business districts close, for the day, in the early evening. All of our restaurants are designed to be welcoming and comfortable, featuring oversized sofas, chairs and tables, and faux painted walls. The atmosphere of Cosi is appropriately managed for each daypart by changing the music, both style and volume, and lighting throughout the day. The design scheme of our counters and bars, menu boards as well as condiment counters and server stations incorporate warm colors and geometric patterns, intended to create a visual vocabulary that can be easily identified by our customers.

    Our restaurants are located in a wide range of markets and trade areas, including business districts and residential communities in both urban and suburban locations. We believe that we have created significant brand equity in our markets and that we have demonstrated the appeal of our concept to a wide variety of customers. We opened 17 restaurants in 2001, 25 restaurants in 2002 and expect to open six restaurants in 2003, all of which have been opened as of March 31, 2003. In 2003 we announced our intention to incorporate a franchising and area developer model into our business strategy. We expect that Company owned restaurants will always be an important part of our new restaurant growth, and we believe that incorporating a franchising and area developer model into our strategy will position us to maximize the market potential for the Cosi brand and concept consistent with our available capital and thus maximize shareholder value.


HISTORY

     Cosi was created through the October 1999 merger of two restaurant concepts, Cosi Sandwich Bar, Inc. and Xando, Incorporated. Each company served a similar customer, but focused on different parts of the day.

    Cosi Sandwich Bar. The Cosi Sandwich Bar concept was created in Paris in the early 1990's and brought to the United States by us in 1996. Cosi Sandwich Bar's signature "crackly crust" flatbread, derived from a generations-old Italian recipe, was prepared daily at each restaurant where fresh loaves were baked throughout the day. Cosi Sandwich Bar focused on selling sandwiches in high-density central business districts in New York, Washington DC, Boston and Philadelphia.

    Xando Coffee and Bar. Xando Coffee and Bar, founded in 1994, was an innovative concept that went beyond the traditional specialty coffee bar. Xando Coffee and Bar locations were open for five dayparts. The 5 p.m. "unveiling" of a full liquor bar featured coffee cocktails and was intended to create a dynamic evening environment. The atmosphere of Xando Coffee and Bar was adjusted appropriately for each daypart by changing the music and lighting throughout the day. The evening environment was completed by the addition of table service.

    Since the merger, we have added Cosi Sandwich Bar products to the Xando Coffee and Bar five daypart platform. We believe we have created a restaurant concept that satisfies our customers' needs from Wake Up Call to Last Call(R).

CONCEPT AND BUSINESS STRATEGY

    Our objective is to build a nationwide system of distinctive restaurants that generate attractive unit economics by appealing to a broad range of customers across five dayparts: breakfast, lunch, afternoon coffee, dinner and dessert.

    Our strategy is to offer a differentiated menu featuring our signature bread and coffee products in a comfortable, warm and inclusive atmosphere. We believe that our menu offering of proprietary products distinguishes us from our competition. Our menu items do not require extensive preparation on site. Our restaurants are located in a wide range of markets and trade areas, which include business districts and residential communities in both urban and suburban locations. Additionally, a wide range of our products is available outside of the four walls of our restaurants through our catering services.


PEOPLE

    At the end of fiscal 2002 we had 3,055 employees, 93 of which served in administrative or executive capacities, 258 of which served as restaurant management personnel, and 2,704 of which were hourly restaurant personnel. See Recent Developments for a description of reductions we have made to our Executive and General and Administrative staffing subsequent to December 30, 2002.

    None of our employees are covered by collective bargaining agreements, and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider relations with our employees to be good.


SYSTEMS INFRASTRUCTURE

    We use an ASP model, which allows us to have the latest in technology and up to the minute information without continually having to re-invest in hardware and personnel. Our strategy includes utilizing web technology to put information into the hands of the people who need to make decisions in a timely manner.

    Our point of sale, back-office modules, and our Oracle financials systems are fully integrated. This integration allows us to all be working with the same, accurate data with minimal staffing. All information relating to restaurant operations is uploaded onto a secure web site five times a day for review and pre-selected reports are distributed to our operations team via wireless and e-mail solutions.

    We have a redundancy and back-up plan in place for all data as well as a disaster recovery plan. The plan encompasses daily back up, weekly off-site storage, and redundant facilities.


PURCHASING

    We have relationships with some of the country's leading food and paper providers to provide our restaurants with high quality proprietary food items at competitive prices. We source and negotiate prices directly with these suppliers and distribute these products to our restaurants through one distributor. Cosi does not utilize a commissary system. Our inventory control system allows each restaurant to place orders electronically with our master distributor and then transmit the invoice electronically to our accounts payable system. Our scalable system eliminates duplicate work, and we believe gives our management tight control of costs while ensuring quality and consistency across all restaurants.

    We purchase coffee through a single supplier. In the event of a business interruption, our supplier is required to utilize the services of a third party roaster to fulfill its obligations. If the services of a third party roaster are used, our supplier will guarantee that the pricing formula and product fulfillment standards stated in our contract will remain in effect throughout such business interruption period. We may terminate our agreement with this supplier upon 180 days notice.

    During fiscal year 2002, we entered into a beverage marketing agreement with the Coca-Cola Company. Under the agreement, we are obligated to purchase approximately 2.0 million gallons of fountain syrups at the then-current annually published national chain account prices.

    During 2002, we received $600,000 in allowances from food and beverage suppliers, which is being recognized ratably based on actual product purchased. We may receive additional amounts if certain purchase levels are achieved.

    Our primary suppliers and master distributor, Maines Food and Paper Service, Inc., have parallel facilities and systems to minimize the risk of any disruption of our supply chain.

COMPETITION

    The restaurant industry is intensely competitive and we compete with many well-established food service companies, including other sandwich retailers, specialty coffee retailers, bagel shops, fast food restaurants, delicatessens, cafes, bars, take-out food service companies, supermarkets and convenience stores. The principal factors on which we compete are taste, quality and price of product offered, customer service, atmosphere, location and overall guest experience. Our competitors change with each of the five dayparts, ranging from coffee bars and bakery cafes in the morning daypart, to fast food restaurants and cafes during the lunch and afternoon dayparts, to casual dining chains during the dinner and dessert dayparts. Many of our competitors or potential competitors have substantially greater financial and other resources than we do which may allow them to react to changes in pricing, marketing and the quick service restaurant industry better than we can. We also compete with other employers in our markets for hourly workers and may be subject to higher labor costs. We believe that our concept, attractive price-value relationship and quality of products and service allow us to compete favorably with our competitors.

INTELLECTUAL PROPERTY

    We have the following US Trademark registrations: "COSI," "Totally Toasted Almond Mocha," "Mocha Kiss," "Squagels," "Xando," our sun and moon logo, "Wake Up Call to Last Call," "Symphony Blend," "King of Hearts Blend," "Xandwich," "Generation XO," "Screamers," "Cosi Corners," and "Warm `n Cosi Melts". We have a US Trademark application pending for: "Cosi Downtown." "Arctic" is an unregistered trademark.

    We have registered the trademark "COSI" in seven foreign jurisdictions with respect to goods and services. We also have applications pending for registration for the trademark "COSI" in four other foreign jurisdictions.

GOVERNMENT REGULATION

    Our restaurants are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building, construction and zoning requirements and the preparation and sale of food and alcoholic beverages. Our facilities are licensed and subject to regulation under state and local fire, health and safety codes.

    Many of our restaurants are required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and/or municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect that restaurant and our ability to obtain such a license elsewhere.

    We are subject to "dram shop" statutes in the states in which our restaurants are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in the restaurant industry. Although we are covered by insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on us.

     Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level. Significant numbers of hourly personnel at our restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs. We are also subject to the Americans With Disability Act of 1990, which, among other things, prohibits discrimination on the basis of disability in public accommodations and employment. We are required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities.

EXECUTIVE OFFICERS

     The executive officers of the Company are set forth below. Each holds the officers indicated until his or her successor is chosen and qualified at a regular meeting of the Board of Directors.

Name                   Age   Position
----                   ---   --------
Jay Wainwright         32    Chief Executive Officer, President and Director
Nick Marsh             34    Chief Operating Officer and Director
Kenneth S. Betuker     50    Chief Financial Officer, Treasurer and Secretary
David Orwasher         47    Chief Development Officer
Gilbert Melott         39    Vice President of People
James M. Riley, Jr.    39    Vice President of Store Development
Charles Gray           30    Vice President of Information Systems

Jay Wainwright, Chief Executive Officer and Director. Mr. Wainwright, a founder of Cosi Sandwich Bar, Inc., served as Chairman and Chief Executive Officer of that entity from its inception in 1996 until its merger with Xando, Incorporated in 1999. Mr. Wainwright currently serves as Chief Executive Officer and President. Mr. Wainwright received a Bachelor of Arts degree from Hamilton College. Mr. Wainwright is the nephew of Eric Gleacher, one of our Directors.

Nick Marsh, Chief Operating Officer and Director. Mr. Marsh, a founder of Xando Coffee and Bar, served as President of that entity from its incorporation in 1994 until the merger with Cosi Sandwich Bar, Inc. in 1999. Mr. Marsh currently serves as Chief Operating Officer. Prior to founding Xando Coffee and Bar, Mr. Marsh was a management consultant with the strategy firm of Marakon Associates and was Vice President of Mergers and Acquisitions for Shawmut Bank in Hartford, Connecticut, for two years. Mr. Marsh graduated from Princeton University, cum laude, in 1990 with a Bachelor of Arts degree.

Kenneth S. Betuker, Chief Financial Officer. Mr. Betuker has served as Chief Financial Officer of Cosi since May 2000. Prior to joining Cosi, Mr. Betuker was the Chief Financial Officer at Noodle Kidoodle, Inc., from 1996 to May 2000, and the Chief Financial and Administrative Officer of First National Supermarkets, Inc. (a subsidiary of Royal Ahold, NV), from 1986 to 1996. Mr. Betuker graduated from Cleveland State University, cum laude, with a Bachelor of Science degree, and was awarded a Masters Degree in Business Administration, with Highest Distinction, from Babson College.

David Orwasher, Chief Development Officer. Mr. Orwasher joined Cosi as Chief Development Officer in December 2001. From 1996 to 2000, Mr. Orwasher served as Vice President of Development and Asset Management for the Eastern U.S. for Starbucks Corporation where he helped build the real estate development and asset management organization and helped open over four hundred stores in numerous markets in the Eastern U.S. Prior to joining Cosi, from 2000 to 2001, he served as the Chief Development Officer for Zoots, a dry cleaning company founded by Tom Stemberg and Todd Krasnow of Staples, Inc. Before joining Starbucks, Mr. Orwasher spent five years as Associate Counsel and Director of Leasing and Brokerage for the Breslin Realty Development Corp., in addition to spending approximately five years with the real estate group at Marriott International, Inc. and two years with the Hershey Foods Corporation, Friendly Restaurant Division. Mr. Orwasher is a graduate of Vassar College, where he received a Bachelor of Arts degree in Environmental Science, he earned a Juris Doctor degree from Pace University. He is a licensed attorney and is admitted to practice in the states of New York and Connecticut.

Gilbert Melott, Vice President of People. Mr. Melott has served as our Vice President of Human Resources and Training since December 2001. From December 1995 to November 2001, he was with Bennigan's, as Executive Director of Training and as Vice President of People, Process and Education. Prior to joining Bennigan's, Mr. Melott was a Division Director of Human Resources at Sheraton Holding Corporation in Boston and spent four years as Divisional Training and Development Manager at TGI Friday's. Mr. Melott is a nationally recognized expert in generational workplace studies and recipient of Industry of Choice awards for achievement in training and education. Mr. Melott received a Bachelor of Science degree in Marketing and Organizational Communication from Fordham University in 1985.

James M. Riley, Jr., Vice President of Store Development. Mr. Riley has served as our Vice President of Store Development since May 2000. Prior to joining Cosi, he was Chief Development Officer for Corners, Inc. from January 1998 to April 2000. Prior to joining Corners, Mr. Riley was with Boston Chicken, Inc. and Einstein Bros. Bagels, where he participated in opening over 200 locations. Mr. Riley has a Bachelor's degree in Construction Management and Architectural Engineering from Wentworth Institute of Technology in Boston, Massachusetts.

Charles Gray, Vice President of Information Systems. Mr. Gray currently serves as our Vice President of Information Systems, and has been with Cosi since September 1998. Mr. Gray is a ten year veteran in the food service industry having served as Director of Training for RANCH *1, Inc. from 1996 to 1998, Director of Operation Services for Einstein Bros. Bagels from 1995 to 1996, and Assistant Director of Training for Boston Market Corporation from 1992 to 1995. Mr. Gray is a graduate of the State University of New York at Albany.

ITEM 2. PROPERTIES

     All of our restaurants are located on leased properties. Each lease typically has a 10 year base rent period, with various renewal options. Each lease requires a base rent, and some locations provide for contingent rental payments. At most locations, we reimburse the landlords for a proportionate share of either the landlord's taxes or yearly increases in the landlord's taxes.

     The following table depicts existing restaurants, by region as of December 30, 2002:

       STREET ADDRESS                CITY          DATE OPENED   FORMAT
 --------------------------    ----------------  -------------- --------
 NORTHEAST:
 103 Pratt Street..........    Hartford, CT      October 1994   Cosi (a)
 338 Elm Street............    New Haven, CT     March 1996     Cosi
 970 Farmington Avenue.....    W. Hartford, CT   August 1999    Cosi
 133 Federal Street........    Boston, MA        October 1998   Cosi Downtown
 53 State Street...........    Boston, MA        May 1999       Cosi Downtown
 14 Milk Street............    Boston, MA        July 1999      Cosi Downtown
 2160 Broadway.............    New York, NY      May 1997       Cosi
 504 Avenue of the Americas    New York, NY      March 1998     Cosi
 257 Park Avenue South.....    New York, NY      February 1999  Cosi
 165 East 52nd Street......    New York, NY      February 1996  Cosi Downtown
 38 East 45th Street.......    New York, NY      February 1997  Cosi Downtown
 11 West 42nd Street.......    New York, NY      June 1997      Cosi Downtown
 60 East 56th Street.......    New York, NY      September 1997 Cosi Downtown
 3 World Financial Center..    New York, NY      January 1998   Cosi Downtown
 55 Broad Street...........    New York, NY      March 1998     Cosi Downtown
 54 Pine Street............    New York, NY      May 1998       Cosi Downtown
 1633 Broadway.............    New York, NY      July 1998      Cosi Downtown
 61 West 48th Street.......    New York, NY      August 1998    Cosi Downtown
 202 West 36th Street......    New York, NY      November 1998  Cosi Downtown
 3 East 17th Street........    New York, NY      February 1999  Cosi Downtown
 685 Third Avenue..........    New York, NY      June 1999      Cosi Downtown
 461 Park Avenue South.....    New York, NY      January 2000   Cosi
 279 Main Street...........    Huntington, NY    February 2000  Cosi
 50 Purchase Street........    Rye, NY           March 2000     Cosi
 38 East 51st Street.......    New York, NY      July 2000      Cosi Downtown
 841 Broadway..............    New York, NY      September 2000 Cosi
 15 S. Moger Avenue........    Mt. Kisco, NY     December 2000  Cosi
 116 Montague Street.......    Brooklyn, NY      March 2001     Cosi
 545 Washington Boulevard..    Jersey City, NJ   May 2001       Cosi Downtown
 369 Lexington Avenue......    New York, NY      August 2001    Cosi Downtown
 77 Quaker Ridge Road......    New Rochelle, NY  November 2001  Cosi
 1298 Boston Post Road.....    Larchmont, NY     December 2001  Cosi
 471 Mount Pleasant Road...    Livingston, NJ    September 2002 Cosi
 3 Quality Way.............    Iselin, NJ        November 2002  Cosi (b)
 29 Washington St..........    Morristown, NJ    December 2002  Cosi
 498 7th Ave...............    New York, NY      December 2002  Cosi
 385 West Main Street......    Avon, CT          December 2002  Cosi


(a)      Currently operating as a Xando Coffee and Bar location.
(b)      Closed subsequent to December 30, 2002.

         STREET ADDRESS                CITY          DATE OPENED    FORMAT
------------------------------- ------------------ --------------  --------
MID-ATLANTIC:
235 South 15th Street.........  Philadelphia, PA   September 1996  Cosi
325 Chestnut Street...........  Philadelphia, PA   April 1997      Cosi
1128 Walnut Street............  Philadelphia, PA   December 1997   Cosi
3601 Walnut Street............  Philadelphia, PA   August 1998     Cosi
761 Lancaster Avenue..........  Bryn Mawr, PA      September 1998  Cosi
215 Lombard Street............  Philadelphia, PA   May 1999        Cosi
1700 Market Street............  Philadelphia, PA   September 1999  Cosi Downtown
1720 Walnut Street............  Philadelphia, PA   October 2000    Cosi
King of Prussia Mall..........  King of Prussia,   November 2001   Cosi
                                PA
11909 Democracy Drive.........  Reston, VA         May 2001        Cosi
3003 N. Charles Street........  Baltimore, MD      December 1998   Cosi (a)
1350 Connecticut Avenue.......  Washington, DC     September 1997  Cosi
1647 20th Street NW...........  Washington, DC     August 1998     Cosi
301 Pennsylvania Avenue SE....  Washington, DC     March 1999      Cosi
2050 Wilson Boulevard.........  Arlington, VA      April 1999      Cosi
1700 Pennsylvania Avenue......  Washington, DC     August 1999     Cosi Downtown
700 King Street...............  Alexandria, VA     May 2000        Cosi
700 11th Street...............  Washington, DC     May 2000        Cosi
4250 Fairfax Drive............  Arlington, VA      June 2000       Cosi
1919 M Street.................  Washington, DC     September 2000  Cosi
1001 Pennsylvania Avenue NW...  Washington, DC     October 2000    Cosi Downtown
7251 Woodmont Avenue..........  Bethesda, MD       December 2000   Cosi
1501 K Street NW..............  Washington, DC     December 2001   Cosi Downtown
1875 K Street.................  Washington, DC     July 2002       Cosi Downtown
601 Pennsylvania Ave. NW......  Washington, DC     September 2002  Cosi
1275 K Street.................  Washington, DC     September 2002  Cosi
295 Main St...................  Exton, PA          November 2002   Cosi
5252 Wisconsin Ave............  Washington, DC     December 2002   Cosi
MID-WEST:
116 S. Michigan Avenue........  Chicago, IL        September 2000  Cosi
57 E. Grand Street............  Chicago, IL        October 2000    Cosi
230 W. Washington Street......  Chicago, IL        November 2000   Cosi Downtown
1200 North State Parkway......  Chicago, IL        February 2001   Cosi (b)
203 North LaSalle Street......  Chicago, IL        May 2001        Cosi Downtown
230 West Monroe Street........  Chicago, IL        May 2002        Cosi Downtown
1101 Lake Street..............  Oak Park, IL       June 2001       Cosi
21-25 East Chicago Avenue.....  Hinsdale, IL       December 2001   Cosi
149 North Weber Road..........  Bolingbrook, IL    May 2002        Cosi (b)
1402 Commons Drive............  Geneva, IL         September 2002  Cosi
4074 The Strand West..........  Columbus, OH       October 2001    Cosi
6390 Sawmill Road.............  Columbus, OH       September 2002  Cosi
2212 East Main Street.........  Bexley, OH         September 2002  Cosi
301 South State Street........  Ann Arbor, MI      May 2001        Cosi
101 North Old Woodward Avenue.  Birmingham, MI     August 2001     Cosi
301 East Grand River Avenue...  East Lansing, MI   May 2002        Cosi
44951 Schoenherr Road.........  Sterling Heights,  May 2002        Cosi
                                MI
8775 N. Port Washington Road..  Fox Point, WI      December 2001   Cosi
30995 Orchard Lake Road.......  Farmington Hills,  July 2002       Cosi
                                MI
84 N. Adams Road..............  Rochester Hills,   September 2002  Cosi
                                MI
28674 Telegraph Rd............  Southfield, MI     November 2002   Cosi
1478 Bethel Rd................  Columbus, OH       November 2002   Cosi
233 North Michigan Ave........  Chicago, IL        December 2002   Cosi Downtown
37652 Twelve Mile Road........  Farmington Hills,  December 2002   Cosi
                                MI
12 East Wilson Bridge Road....  Worthington, OH    December 2002   Cosi
15131 LaGrange Rd.............  Orland Park, IL    December 2002   Cosi

(a)  Currently operating as a Xando Coffee and Bar location.
(b)  Closed subsequent to December 30, 2002.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from "slip and fall" accidents, claims under federal and state laws governing access to public accommodations, employment related claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. To date, none of such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows.

     On February 5, 2003, a purported shareholder class action complaint was filed in the United States District Court for the Southern District of New York (the "Court"), alleging that the Company and various of its officers and directors and the Underwriter violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by misstating, and by failing to disclose, certain financial and other business information (Sheel Mohnot v. Cosi, Inc., et al., No. 03 CV 812). At least six additional class action complaints with similar allegations were later filed (collectively, the "Securities Act Litigation"). The Securities Act Litigation is brought on behalf of a purported class of purchasers of the Company's stock allegedly traceable to its November 22, 2002 initial public offering (the "IPO"). The complaints in the Securities Act Litigation generally claim that at the time of the IPO, the Company's offering materials failed to disclose that the funds raised through the IPO would be insufficient to implement the Company's expansion plan; that it was improbable that the Company would be able to open 53 to 59 new stores in 2003; that at the time of the IPO, Cosi had negative working capital and therefore did not have available working capital to repay certain debts; and that the principal purpose for going forward with the IPO was to repay certain existing shareholders and members of the Board of Directors for certain debts and to operate the Company's existing restaurants.

     On February 21, 2003, a purported shareholder class action complaint was filed in the Court alleging that the Company and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10-b promulgated thereunder, by issuing a series of material misrepresentations to the market between November 22, 2002 and February 4, 2003 (the "Class Period") (Georgette Pacia v. Cosi, Inc. et al., No. 03-CV-1156) (the "Securities Exchange Act Litigation"). The emphasis of the allegations in the complaint in the Securities Exchange Act Litigation is that the defendants knowingly or recklessly caused misrepresentations and omissions to be made regarding the Company's operating condition and future business prospects. Among other things, plaintiffs in the Securities Exchange Act Litigation allege that defendants failed to disclose that the funds raised by the IPO would be insufficient to implement the Company's expansion plan; that at the time of the IPO, defendants should have known that the costs of expansion would be greater than the cash available to the Company, making it improbable that the Company would be able to successfully continue to open new stores at the pace announced by the Company; and that defendants failed to disclose that a reduction in the offering price of the IPO would result in the Company being forced to abandon its growth strategy.

     The plaintiffs in the Securities Act Litigation and the Securities Exchange Act Litigation (the "Litigations") generally seek to recover compensatory damages, expert fees, attorneys' fees, costs of Court and pre- and post-judgment interest. The Underwriter is seeking indemnification from the Company for any damages assessed against it in the Securities Act Litigation. The Litigations are at a preliminary stage, and the Company expects that these related lawsuits will be consolidated into a single action. The Company believes that it has meritorious defenses to these claims, and intends to vigorously defend against them.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)

          (I) MARKET INFORMATION.

     On November 22, 2002 the Company's common stock began trading on The Nasdaq National Market under the symbol "COSI". Prior to that time, there was no public trading market for the Company's common stock. The following table sets forth the high and low sale prices as reported by Nasdaq for the fiscal periods indicated.


            2002                                     High     Low
       ------------------------------------------------------------

       Fourth Quarter (beginning November 22)        $10.93   $5.47


            2003                                     High     Low
        -----------------------------------------------------------

        First Quarter (through March 21)             $6.08    $1.66

     On March 21, 2003, the last sale price for the Common Stock, as reported on the Nasdaq National Market System, was $2.09


          (II) HOLDERS.

     On March 28, 2003, the Company had 230 holders of record of its Common
Stock.

          (III) DIVIDENDS.

     The Company has never paid cash dividends on its capital stock and does not intend to pay cash dividends in the foreseeable future.


          (IV) RECENT SALES OF UNREGISTERED SECURITIES

(A) ISSUANCES OF SHARES OF SERIES C PREFERRED STOCK.

On February 23, 2002, the Company issued a total of 2,029,923 shares of Series C to 72 investors, 69 of which were accredited investors (46 of which represented to the Company that they were a natural person with a net worth over $1 million, 1 of which was a bank as defined in Section 3(a)(2) of the Securities Act, 1 of which was an organization described in Section 501(c)(3) of the IRC, 5 of which represented to the Company that they were a natural person with individual income greater than $200,000, or, if married, combined income with spouse of over $300,000, in 2 of the last 3 years, 4 of which were a trust with assets exceeding $5 million, not formed for the specific purpose of acquiring the securities offered, and 13 of which represented to the Company that they were an entity in which all the equity owners are accredited investors) and 24 of which were existing shareholders of the Company, for an aggregate purchase price of $19,284,229.37, or $9.50 per share. Participating in this sale were 20 principals and 1 vice president of William Blair & Company, L.L.C.

(B) OPTION ISSUANCES TO, AND EXERCISES BY, EMPLOYEES, DIRECTORS AND CONSULTANTS.

On January 30, 2002, the Company sold 56,250 shares of its Common Stock to a former director for aggregate consideration of $351,562.50, or approximately $6.25 per share, pursuant to the exercise of outstanding stock options granted prior to January 2, 2001.

On February 11, 2002, the Company sold 41 shares of its Common Stock to an employee for aggregate consideration of $287, or approximately $7.00 per share, pursuant to the exercise of stock options granted prior to January 2, 2001.

 (C) ISSUANCES AND EXERCISES OF WARRANTS.

On January 18, 2002, the Company issued a stock purchase warrant to purchase 8,785 shares of Common Stock at $0.01 per share to two investors, pursuant to a Note and Warrant Purchase Agreement.

On June 3, 2002, the Company sold 2,198 shares of its Common Stock to an existing shareholders for an aggregate consideration of $21.98 pursuant to the exercise of outstanding warrants.

On July 17, 2002, the Company sold 220 shares of its Common Stock to two existing shareholders for an aggregate consideration of $3.84 pursuant to the exercise of outstanding warrants.

On August 1, 2002, the Company sold 144 shares of its Common Stock to two existing shareholders for an aggregate consideration of $2.52 pursuant to the exercise of outstanding warrants.

On August 2, 2002, the Company sold 220 shares of its Common Stock to an existing shareholder for an aggregate consideration of $3.85 pursuant to the exercise of outstanding warrants.

On August 12, 2002, the Company issued stock purchase warrants to purchase 983,671 shares of Common Stock at $6.00 per share to 20 investors, all of which were accredited investors and 18 of which were existing shareholders of the Company, pursuant to a Senior Secured Note and Warrant Purchase Agreement.

During September 2002, the Company issued stock purchase warrants to purchase 210,002 shares of Common Stock at $6.00 per share to 20 investors, all of which were accredited investors and 18 of which were existing shareholders of the Company, pursuant to a Senior Secured Note and Warrant Purchase Agreement.

During October 2002, the Company issued stock purchase warrants to purchase 360,001 shares of Common Stock at $6.00 per share to 20 investors, all of which were accredited investors and 18 of which were existing shareholders of the Company, pursuant to a Senior Secured Note and Warrant Purchase Agreement.

During November 2002, the Company issued stock purchase warrants to purchase 516,330 shares of Common Stock at $6.00 per share to 9 investors, all of which were accredited investors and all of which were existing shareholders of the Company, pursuant to a Senior Secured Note and Warrant Purchase Agreement.

On December 19, 2002, the Company sold 4,396 shares of its Common Stock to an existing shareholder for an aggregate consideration of $43.96 pursuant to the exercise of outstanding warrants.

 (D) ISSUANCES OF PROMISSORY NOTES.

On January 18, 2002, the Company sold a promissory note in the principal amount of $500,000, to two investors, pursuant to a Note and Warrant Purchase Agreement.

During September 2002, the Company sold promissory notes in the principal amount of $3.0 million to 20 investors, all of which were accredited investors and 18 of which were existing shareholders of the Company, pursuant to a Senior Secured Note and Warrant Purchase Agreement.

During October 2002, the Company sold promissory notes in the principal amount of $6.5 million to 20 investors, all of which were accredited investors and 18 of which were existing shareholders of the Company, pursuant to a Senior Secured Note and Warrant Purchase Agreement.

There were no underwriters employed in connection with any of the transactions set forth in this Item 5.

The issuances described in this Item 5 prior to June 4, 2002 do not reflect the
1.75 to 1 reverse stock split.

The issuances described in (a), (c) (except for the 6th, 7th and 8th issuances) and (d) were made in reliance upon the exemption from registration provided pursuant to Section 4(2) of the Securities Act. The Company determined that each of these sales qualified as private placements under Section 4(2) because (i) neither the issuer nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising, (ii) no private placement included more than 3 non-accredited investors, (iii) in connection with each private placement, the Company provided written disclosure with respect to all relevant financial and other information to each investor, and (iv) the Company provided written disclosure to each purchaser prior to sale stating that the securities had not been registered under the Securities Act and, therefore, could not be resold unless they were registered under the Securities Act or unless an exemption from registration was available. The
6th, 7th and 8th issuances described in (c) were made in reliance upon the exemption from registration provided pursuant to Rule 506 of Regulation D, promulgated under the Securities Act.

The sales of the Company's common stock pursuant to the exercise of stock options described in (b) we made in reliance upon the exemption from registration provided pursuant to Rule 701 promulgated under the Securities Act as securities sold pursuant to certain compensatory benefit plans and contracts relating to compensation.

USE OF PROCEEDS

We registered and sold 5,555,556 shares of our common stock, par value $0.01, to the public at an aggregate offering price of $38,888,892 or $7.00 per share pursuant to registration statement No. 333-86390, which was declared effective on November 21, 2002. The offering has terminated. The lead underwriter of the offering was William Blair & Company, LLC. Through December 30, 2002, we incurred the following expenses in connection with our initial public offering:


                  ---------------------------------------------
                  In $ Millions
                  ---------------------------------------------
                  Gross Proceeds                        $  38.9
                  ---------------------------------------------
                  Underwriter's Commissions                (2.7)
                  ---------------------------------------------
                  Other costs of issuance paid by
                  the Company                              (3.4)
                                                        --------
                  ----------------------------------------------
                  Net Proceeds to the Company           $  32.8
                                                        ========
                  ----------------------------------------------



The net offering proceeds to us through December 30, 2002 after deducting the total expenses above were approximately $32.8 million.

--------------------------------------------------------------------------------
                                               Intended Use        Actual Use
                                               Of Proceeds         of Proceeds
           In $ Millions                       as stated in         through
                                               prospectus      December 30, 2002
--------------------------------------------------------------------------------
Develop new restaurants and maintain and
remodel existing restaurants
                                                   $  19.6              $  8.5
--------------------------------------------------------------------------------
Prepay outstanding 13% senior subordinated
notes due 2006                                         6.6                 6.6
--------------------------------------------------------------------------------
Retire all outstanding 12% senior secured
notes                                                  7.5                 7.5
--------------------------------------------------------------------------------

Equity Compensation Plan Information

                                                                                             Number of Securities
                                                                                            Remaining available for
                                Number of Securities to be    Weighted-Average Exercise      Future Issuance under
                                  Issued upon Exercise of       Price of Outstanding       Equity Compensation Plans
                                   Outstanding Options,        Options, Warrants and         (Excluding Securities
        Plan Category               Warrants and Rights                Rights                Reflected in Column(a))

                                            (a)                          (b)                          (c)
Equity Compensation Plans
     Approved by Security
     Holders                             3,406,332                     $10.41                      2,943,794

Equity Compensation Plans Not
     Approved by Security
     Holders                               None                         None                         None

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of Part II, "Financial Statements and Supplementary Data", and the information contained herein in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.


               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA


                                                             FISCAL YEAR
                                ---------------------------------------------------------------
                                  2002          2001         2000          1999          1998
                                -----------  ----------- -----------    -----------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations
  Data:
Net sales .................   $ 84,424.2    $ 70,184.1    $ 51,222.8    $ 37,262.2    $ 20,686.7
Costs and expenses:
  Cost of goods sold ......     22,697.5      18,791.7      13,844.0      10,838.5       6,332.9
  Restaurant operating
    expenses ..............     50,852.7      45,114.5      32,172.9      22,236.2      11,386.5
                              ----------    ----------    ----------    ----------    ----------
     Total costs of sales .     73,550.2      63,906.2      46,016.9      33,074.7      17,719.4
                              ----------    ----------    ----------    ----------    ----------
  General and
    administrative expenses     17,811.7      18,361.5      14,774.2      14,024.3       7,728.7
  Depreciation and
    amortization ..........      5,851.2       6,690.0       6,158.1       3,155.2       1,196.6
  Restaurant pre-opening
    expenses ..............      1,845.1       1,438.8       1,409.5         661.4         720.9
  Provision for losses on
    asset impairments and
    disposals .............      1,056.5       8,486.3       5,847.5       4,208.7            --
  Merger costs and related
    expenses ..............           --            --            --       8,958.7            --
  Lease termination
    costs .................     (1,165.0)      6,410.7         477.3       3,437.1            --

Stock compensation ........           --            --            --       4,512.6            --
                              ----------    ----------    ----------    ----------    ----------

Operating income (loss) ...    (14,525.5)    (35,109.4)    (23,460.7)    (34,770.5)     (6,678.9)
                              ----------    ----------    ----------    ----------    ----------
Other income (expense):

 Interest income ..........         98.3         340.5         441.4         478.6         406.6

 Interest expense .........     (1,192.6)       (527.5)       (210.7)       (206.1)        (94.6)
  Amortization of
   Deferred Financing
   Costs ..................       (549.0)       (126.9)           --            --            --
  Loss on Extinguishment of
   Debt ...................     (5,083.2)           --            --            --            --

Other income (expense) ....        380.9            --            --            --            --
                              ----------    ----------    ----------    ----------    ----------
    Total other income
      (expense), net ......     (6,345.6)       (313.9)        230.7         272.5         312.0
                              ----------    ----------    ----------    ----------    ----------

Net income (loss) .........    (20,871.1)    (35,423.3)    (23,230.0)    (34,498.0)     (6,366.9)
Preferred stock
  dividends ...............     (8,193.6)     (6,678.1)     (4,219.7)     (2,561.3)     (1,064.4)
                              ----------    ----------    ----------    ----------    ----------
Net income (loss)
  attributable to common
  stockholders ............   $(29,064.7)   $(42,101.4)   $(27,449.7)   $(37,059.3)   $ (7,431.3)
                              ==========    ==========    ==========    ==========    ==========
Net income (loss) per
  common share:
  Basic and diluted .......   $    (5.04)   $    (9.34)   $    (6.09)   $    (8.79)   $    (2.18)
                              ----------    ----------    ----------    ----------    ----------
Shares used in computing
  net income per common
  share (in thousands)
  Basic and diluted .......        5,763         4,507         4,504         4,215         3,406
                              ----------    ----------    ----------    ----------    ----------

                                                                                           Fiscal Year
                                                             ----------------------------------------------------------------------
                                                                 2002           2001           2000          1999            1998
                                                             -----------    -----------    -----------    -----------      --------
                                                                                   (in thousands, except per share data)
Selected Balance Sheet
  Data:
Cash and cash equivalents ...............................      13,032.3        4,469.6        5,062.9        6,985.7       6,494.6

Total assets ............................................      66,243.1       35,388.4       32,065.8       25,856.6      24,982.8
Total debt and capital ..................................       1,648.5       11,180.0        4,435.8        1,645.6         989.4
  lease obligations
Mandatorily redeemable ..................................            --       92,289.3       61,695.3       35,020.5      16,680.5
  preferred stock
Total common stockholders' ..............................      39,327.0      (88,979.9)     (48,275.3)     (20,825.7)      3,378.7
  equity (deficit)

Selected Statement of
  Cash Flow Data:
Cash flow from operating ................................      (5,812.7)     (12,382.2)      (8,539.1)      (8,539.7)     (3,146.9)
  activities
Cash flow from investing ................................     (27,464.2)     (20,267.9)     (18,347.7)     (14,742.3)    (11,704.6)
  activities
Cash flow from financing ................................      41,839.7       32,056.8       24,964.0       23,773.2      18,510.6
  activities

Selected Operating
  Data:
Restaurants open at end of ..............................            91             67             52             36            25
  period


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     We own and operate 94 fast casual restaurants in 11 states and the District of Columbia. Cosi restaurants are all-day cafes that feature signature bread and coffee products in an environment that changes throughout the day. Cosi restaurants offer breakfast, lunch, afternoon coffee, dinner, and dessert menus full of creative, cravable foods and beverages.

     We operate our restaurants in two formats: Cosi and Cosi Downtown. All of our restaurants offer our signature bread and coffee products for breakfast, lunch and afternoon coffee in a counter service format. After 5 p.m., our Cosi restaurants add table service and offer dinner and dessert in a casual dining format. Cosi Downtown restaurants, which are located in non-residential central business districts, close for the day in the early evening. By operating in multiple dayparts, we believe we are able to maximize revenues and leverage both development and operating costs.

    We opened 17 new restaurants in fiscal 2000, 17 new restaurants in fiscal 2001, and 25 new restaurants in fiscal 2002. We closed one restaurant and our mini-training restaurant associated with the Xando Coffee and Bar former headquarters in fiscal 2000 and closed one restaurant in addition to our World Trade Center restaurant, our World Trade Center kiosk and our World Financial Center restaurant which were closed due to the events of September 11th in fiscal 2001. We closed one restaurant in the first quarter of fiscal 2002, which was not suited for remodeling to our current prototype. Our World Financial Center restaurant re-opened on September 9, 2002.

--------------------- ---------- ---- --------- ---------- ------------ ------
                        2000            2001                  2002
--------------------- ---------- ---- --------- ---------- ------------ ------
Restaurants open at
 Beginning of year           38  (a)        53  (a)            67
--------------------- ---------- ---- --------- ---------- ------------ ------
Restaurants Opened           17             17                 25       (b)
--------------------- ---------- ---- --------- ---------- ------------ ------
Restaurants Closed            2              3  (a) (b)         1
--------------------- ---------- ---- --------- ---------- ------------ ------
Restaurants open at
 End of Year                 53  (a)        67                 91
--------------------- ---------- ---- --------- ---------- ------------ ------


(a)  Includes Kiosk location formerly operated in World Trade Center Plaza.
(b) Excludes World Financial Center location which closed 9/11/01 and re-opened 9/9/02


     Our financial performance in fiscal 2001 and fiscal 2002 was adversely affected by the results of the 16 restaurants that we operated in New York Central Business District locations. These restaurants have high, market specific, fixed expenses and were disproportionately impacted by the economic recession in 2001 and 2002 and the events of September 11th, 2001.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements and the notes to our consolidated financial statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. We believe the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.

     Statement of Financial Accounting Standards, or SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and APB Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. We adopted the provisions of this statement beginning in fiscal 2002. This standard requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144 and previously SFAS 121 has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level, and record an impairment loss whenever we determine impairment factors are present. We consider a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. We have identified certain units that have been impaired, and recorded charges of approximately $1.1 million (related to two restaurants) , $7.2 million (related to fourteen restaurants, including one damaged in the events of September 11, 2001), and $5.8 million (related to ten restaurants)in the statements of operations for 2002, 2001 and 2000, respectively. We have historically not recorded material additional impairment charges subsequent to the initial determination of impairment.

     We have estimated our likely liability under contractual leases for restaurants that have been, or will be closed. Such estimates have affected the amount and timing of charges to operating results that have been significant in recent years, and are impacted by management's judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a significant impact on the Company's financial position and results of operations.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into the accompanying financial statements and footnotes. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options.

    We have recorded a full valuation allowance to reduce our deferred tax assets related to net operating loss carry forwards. A positive adjustment to income will be required in future years if we determine that we could realize these deferred tax assets.


NET SALES

     Our sales are composed almost entirely of food and beverage sales.

COMPARABLE RESTAURANT SALES

    In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. At fiscal year end 2000, there were 34 restaurants in the comparable restaurant base. At fiscal year end 2001, there were 40 restaurants in the comparable restaurant base. At fiscal year end 2002, there were 57 restaurants in our comparable restaurant base.

COSTS AND EXPENSES

     Cost of goods sold. Cost of goods sold is composed of food and beverage costs. Food and beverage costs are variable, and increase with sales volume.

     Restaurant operating expenses. Restaurant operating expenses include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees, and other direct restaurant level operating expenses including the cost of supplies, restaurant repairs and maintenance, utilities, rents and related occupancy costs.

     General and administrative expenses. General and administrative expenses include all corporate and administrative functions that support our restaurants and provide an infrastructure to facilitate our future growth. Components of these expenses include executive management; supervisory and staff salaries, bonuses and related taxes and employee benefits; travel; information systems; training; support center rent and related occupancy costs and professional and consulting fees. The salaries, bonus and employee benefits costs included as general and administrative expenses are generally more fixed in nature and do not vary directly with the number of restaurants we operate.

     Depreciation and amortization. Depreciation and amortization principally includes depreciation on restaurant assets.

     Restaurant pre-opening expenses. Restaurant pre-opening expenses, which are expensed as incurred, include the costs of recruiting, hiring and training the initial restaurant work force, travel, the cost of food and labor used during the period before opening, the cost of initial quantities of supplies, and other direct costs related to the opening of or remodeling of a restaurant.

     Our fiscal year ends on the Monday falling nearest to December 31st. Fiscal years 2000, 2001 and 2002 each included 52 weeks.

RESULTS OF OPERATIONS

     Our operating results for fiscal years 2000, 2001 and 2002 expressed as a percentage of sales were as follows:

                                                            FISCAL YEAR
                                                            -----------

                                                      2002      2001      2000
                                                     ------    ------    ------

Net sales ........................................   100.0%    100.0%    100.0%
Costs and Expenses:
  Cost of goods sold .............................    26.9%     26.8%     27.0%
  Restaurant operating expenses ..................    60.2%     64.3%     62.8%
  Total costs of sales ...........................    87.1%     91.1%     89.8%
  General and administrative .....................    21.1%     26.2%     28.8%
    expenses
  Depreciation and amortization ..................     6.9%      9.5%     12.0%
  Restaurant pre-opening expenses ................     2.2%      2.1%      2.8%
  Provision for losses on asset
    impairments and disposals ...................      1.3%     12.1%     11.4%
  Lease termination costs ........................    (1.4)%     9.1%      0.9%
Operating income (loss) ..........................   (17.2)%   (50.0)%   (45.8)%
Other income (expense):
  Interest income ................................     0.1%      0.5%      0.9%
  Interest expense ...............................    (1.4)%    (0.9)%    (0.4)%
  Amortization of Deferred
    Financing Costs ..............................    (0.7)%    (0.1)%      --
 Loss on Early Extinguishment of .................    (6.0)%      --        --
    Debt
  Other income (expense) .........................     0.5%       --        --
  Total other income (expense), net ..............    (7.5)%    (0.4)%     0.5%
Net income (loss) ................................   (24.7)%   (50.5)%   (45.4)%


FISCAL YEAR 2002 VS. FISCAL YEAR 2001

NET SALES

     Sales increased $14.2 million, or 20.3%, to $84.4 million in 2002, from $70.2 million in fiscal 2001. This increase was primarily due to the full period contribution of sales from restaurants opened in fiscal 2001, from sales of restaurants opened in 2002 and from an increase in comparable restaurant sales of 4%. This was partially offset by the loss of our World Trade Center restaurant and the closure of our World Financial Center restaurant due to the events of September 11, 2001. Our World Financial Center restaurant reopened in September 2002. Additionally, one restaurant was not suited for remodeling to our current prototype and was closed during the period. Comparable restaurant sales were adversely affected by the effect of the economic downturn on our New York City Central Business District restaurants, the effect of September 11 on all of our restaurants and the reduction of our menu pricing during the first quarter of fiscal 2002. Excluding the New York City Central Business District restaurants, comparable restaurant sales increased 9% for the year. This increase was driven by the sales performance of the six remodeled restaurants that were open for the full period and the eight restaurants that were remodeled during the period, all of which were remodeled to incorporate our full product line.

COSTS AND EXPENSES

     Cost of goods sold. Cost of goods sold increased $3.9 million or 20.8% to $22.7 million in fiscal 2002, from $18.8 million in fiscal 2001. As a percentage of sales, cost of goods sold increased to 26.9% of sales in fiscal 2002, from 26.8% in fiscal 2001. The increase in cost of goods sold as a percentage of sales was primarily due to the reduction in our menu pricing during the first quarter of fiscal 2002, and to a shift in our sales mix due to the expansion of our food offering in 2002. During the year, food sales increased to 70.7% of total sales, from 66.2% last year, with an offsetting reduction in our beverage sales, which were 29.3% of total sales, compared to 33.8% last year. Our food sales have a higher cost of sales when compared to our beverage sales. These increases were partially offset by improvements in our food costs, as a percentage of food sales, as we were able to reduce our ingredient costs through better purchasing and through menu changes.

     Restaurant operating expenses. Restaurant operating expenses increased by $5.7 million, or 12.7%, to $50.8 million in fiscal 2002, from $45.1 million in fiscal 2001. This increase is primarily due to the increase in the number of restaurants in operation this year. As a percentage of sales, restaurant operating expenses decreased to 60.2% of sales in fiscal 2002, from 64.3% in fiscal 2001. This reduction was primarily due to reductions in our labor costs.

     General and administrative costs. General and administrative costs decreased by $0.6 million, or 3.0%, to $17.8 million in fiscal 2002, from $18.4 million in fiscal 2001. As a percentage of sales, general and administrative costs decreased to 21.1% of sales in fiscal 2002, from 26.2% of sales in fiscal 2001. The decrease as a percentage of sales was primarily due to sales leverage against these costs. General and administrative costs in 2001 included approximately $0.8 million of one-time expenses including severance payments related to the continued enhancement of our management team. Excluding these one-time costs from 2001, our general and administrative costs were essentially held flat in 2002.

     Depreciation and amortization. Depreciation and amortization decreased $0.8 million, or 12.5%, to $5.9 million in fiscal 2002, from $6.7 million in fiscal 2001. This decrease was primarily due to additional depreciation expense in the first half of fiscal 2001 on assets to be disposed of in connection with restaurant remodels, as well as reduced depreciation in fiscal 2002 on assets for which impairment write-downs were taken in fiscal 2001. As a percentage of restaurant sales, depreciation and amortization decreased to 6.9% of sales in fiscal 2002, compared to 9.5% of sales in fiscal 2001. During 2002, our store opening program was weighted toward the latter part of the year, with 12 of the 25 new restaurants opening in the last quarter. Therefore, only a limited amount of depreciation expense was recorded for these new restaurants in 2002.

     Restaurant pre-opening expenses. Restaurant pre-opening expenses increased to $1.8 million in fiscal 2002, from $1.4 million in fiscal 2001. As a percentage of restaurant sales, restaurant pre-opening expenses increased to 2.2% of sales in fiscal 2002, from 2.1% of sales in fiscal 2001. This increase as a percentage of sales is due to the limited amount of sales recorded by our restaurants opened in 2002. As noted above, 12 of the 25 new restaurants were opened in the last quarter. Including restaurants which were remodeled in each year, restaurant pre-opening costs were reduced from approximately $63,000 per restaurant in 2001 to $54,000 in 2002.

     Loss on impairment of property and equipment and restaurant closures. During fiscal 2002, we recognized $1.1 million of asset impairment costs (related to two under performing restaurants) compared to $7.2 million (related to 14 restaurants) in 2001. In 2001 we also recorded restaurant closure costs of $1.3 million related to the loss of our World Trade Center restaurant.

     Lease termination costs. During 2002, we recorded a credit of $1.2 million, as we revised our estimates of the expected cost to terminate leases on locations that are closed, or are expected to close. Of this amount, $0.4 million was related to a reserve we had established last year for our restaurant in the World Financial Center, which had been closed due to the terrorist attacks on September 11, 2001. That restaurant was reopened in September of 2002, and has been performing satisfactorily since then. The remaining $0.8 million of adjustments to our lease termination reserves represent revisions to our estimated liabilities related to ten other locations that are closed, or are expected to close. During fiscal 2001, we recorded $6.4 million of these costs.

     Interest income and expense. During fiscal 2002 interest income was $0.1 million, down from $0.3 million from the same period a year ago. This was due to a decrease in the average investable cash balance during the period, and lower interest rates available on short-term investments. Interest expense increased $0.6 million to $1.2 million from $0.6 million in fiscal 2001. The increase in interest expense is due to borrowings under our 12% senior secured notes due 2004 and our 13% senior subordinated notes due 2006, neither of which were outstanding during the first nine months of fiscal 2001. Those notes were repaid in December 2002 with proceeds from our initial public offering.

     Amortization of deferred financing costs and debt discount. During fiscal 2002, we recorded $0.5 million in amortization of deferred financing costs, and accretion of debt discount on our Senior Secured Credit Facility, our Senior Subordinated Credit Facility and on our Equipment Loan Credit Facility. This compares to $0.1 million recorded in 2001, primarily related to our Equipment Loan Credit Facility. The increase is due to amortization of debt discount related to our Senior Subordinated Credit Facility, which was in place for eleven months of the year and due to amortization of deferred financing costs and debt discount related to our Senior Secured Credit Facility, which was in place for a portion of the third and fourth quarters in fiscal 2002.

     Loss on early extinguishment of debt. In the fourth quarter of fiscal 2002 we repaid our Senior Subordinated and Senior Secured Credit Facilities. At the time of repayment we wrote off $5.1 million in unamortized deferred financing costs and debt discount related to these Credit Facilities.

     Other income. During fiscal 2002 we recorded $0.4 million of other income, principally the receipt of business interruption insurance proceeds related to our World Financial Center restaurant, which was closed from September 11, 2001 until early September 2002.

FISCAL YEAR 2001 VS. FISCAL YEAR 2000

NET SALES

     Sales increased $19.0 million, or 37.1%, to $70.2 million in fiscal 2001, from $51.2 million in fiscal 2000. This increase was primarily due to sales from the 17 new restaurants opened in fiscal 2001, and the full year contribution of sales from restaurants opened in fiscal 2000. This increase was partially offset by a 2% decrease in sales of the restaurants in our comparable restaurant base at the end of the period, the closure of our World Financial Center restaurant due to the events of September 11th, the closure of the mini-training restaurant associated with the Xando Coffee and Bar former headquarters and one additional restaurant closure. The decrease in comparable restaurant sales was primarily due to the especially acute effect of the economic downturn on our New York Central Business District restaurants as well as the significant impact of the events of September 11th. Excluding the New York Central Business District restaurants, comparable restaurant sales increased 7% in fiscal 2001, including an 11% increase in the fourth quarter of fiscal 2001. This increase was partially due to comparable restaurant sales in six restaurants that were remodeled during the year to incorporate our full product line.

COSTS AND EXPENSES

     Cost of goods sold. Cost of goods sold increased $5.0 million, or 35.7%, to $18.8 million in fiscal 2001, from $13.8 million in fiscal 2000. As a percentage of sales, cost of goods sold decreased to 26.8% of sales in fiscal 2001, from 27.0% in fiscal 2000. The decrease in cost of goods sold was primarily due to the full year benefit of the elimination of our commissary during fiscal 2000.

     Restaurant operating expenses. Restaurant operating expenses increased $12.9 million, or 40.2%, to $45.1 million in fiscal 2001, from $32.2 million in fiscal 2000. As a percentage of sales, restaurant operating expenses increased to 64.3% of sales in fiscal 2001, from 62.8% in fiscal 2000. This increase, which was primarily labor costs, was due to the development of the Cosi and Cosi Downtown prototypes, and the related restaurant operating systems. These prototypes are expected to be the basis for the future expansion of both the Cosi and Cosi Downtown concepts. Additionally, sales were adversely affected by the events of September 11th, which resulted in the fixed components of restaurant operating expenses increasing as a percentage of sales.

     General and administrative expenses. General and administrative expenses increased $3.6 million, or 24.3%, from $14.8 million in fiscal 2000 to $18.4 million in fiscal 2001. The increase was primarily due to the development of the support systems associated with our growth strategy and $0.8 million of one-time expenses, including severance payments related to the continued enhancement of our management team. As a percentage of sales, general and administrative expenses decreased to 26.2% of sales in fiscal 2001, from 28.8% of sales in fiscal 2000, due to leveraging of our existing infrastructure.

     Depreciation and amortization. Depreciation and amortization increased $0.5 million, or 8.6%, to $6.7 million in fiscal 2001, from $6.2 million in fiscal 2000. This increase was due to depreciation on restaurants opened in 2001 and a full year's depreciation on restaurants opened in 2000 of $1.4 million. These increases were offset by a $0.9 million reduction from asset impairment write-downs in connection with continued refinement of our restaurant prototype.

     Restaurant pre-opening expenses. Restaurant pre-opening expenses remained constant at $1.4 million in fiscal 2001, despite an increase in the number of restaurants opened or remodeled. We opened or remodeled 23 restaurants in 2001 versus 18 in 2000. Both labor and travel costs were reduced in our average pre-opening expenses per restaurant as we continued the refinement of our training programs and penetrated existing markets.

     Loss on impairment of property and equipment and restaurant closures. Loss on impairment of property and equipment and restaurant closures increased $2.6 million to $8.5 million in fiscal 2001, from $5.8 million in fiscal 2000. These costs were due to asset impairment write-downs, the loss of our World Trade Center restaurant, World Trade Center kiosk and World Financial Center restaurant and the closure of a restaurant.

     Lease termination costs. Lease termination costs increased $5.9 million to $6.4 million in fiscal 2001, compared to $0.5 million in fiscal 2000. These costs were primarily due to lease terminations in connection with restaurants closed or planned to close in connection with the continued refinement of our restaurant prototype in fiscal 2001.

     Interest income and expense. Interest income decreased $0.1 million to $0.3 million in fiscal 2001, from $0.4 million in fiscal 2000. Interest expense increased $0.4 million to $0.6 million in fiscal 2001, from $0.2 million in fiscal 2000. The increase is due to interest on our term loans drawn down in late fiscal 2000, which were outstanding for all of fiscal 2001, and interest on our senior subordinated debt, which was issued in November 2001.

     Amortization of Deferred Financing Costs and Debt Discount. During 2001 we recorded $0.1 million in amortization of deferred financing costs and debt discount primarily related to our Equipment Loan Credit Facility.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS AND SEASONALITY

     Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, consumer preferences, competitive factors, unanticipated increases in food, labor, commodity, energy, insurance and other operating costs, weather conditions and seasonal fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $13.0 million on December 30, 2002 compared with $4.5 million at December 31, 2001 and $5.1 million at January 1, 2001. Our working capital was $0.7 million as of December 30, 2002, compared with a deficit of $5.3 million at December 31, 2001 and a deficit of $2.8 million at January 1, 2001. Our principal requirements for cash are capital expenditures for the development of new restaurants, and for maintaining or remodeling existing restaurants and funding operations. To date we have financed our requirements for capital with private equity and debt financings, and with the proceeds of the initial public offering of our common stock.

     In August 2002, we entered into a Senior Secured Note and Warrant Purchase Agreement with certain of our existing shareholders and members of our board of directors. This agreement provided us with a $16.4 million credit facility available for general corporate purposes. This credit facility was increased to $25.0 million in November 2002. The facility allowed us to draw down funds from time to time until August 12, 2003. Each borrowing was evidenced by a senior note, bearing interest at 12% per annum. Interest on the notes accrued and was payable, together with principal, in August 2004. This credit facility terminated upon the consummation of our initial public offering of our common stock and all amounts then outstanding were repaid. Prior to the initial public offering of our common stock in November 2002 and during the year ended December 31, 2001, we met our requirements for capital with proceeds from the sale of Series C preferred stock and the issuance of Senior Subordinated and Senior Secured Notes.

     Net cash used in operating activities for the fifty-two weeks ended December 30, 2002 was $5.8 million, compared to $12.4 million for the fifty-two weeks ended December 31, 2001 and $8.5 million for the fifty-two weeks ended January 1, 2001. Funds used in operating activities in 2002 decreased primarily as a result of a reduction in our net loss compared to 2001, and an increase in our accounts payable at year-end. Accounts payable were unusually high at year-end due to the high level of purchases associated with our new restaurants opened in the fourth quarter of 2002, and to be opened in the first quarter of 2003.

     Total capital expenditures for the fifty-two weeks ended December 30, 2002 were $27.2 million, compared to expenditures of $20.4 million for the fifty-two weeks ended December 31, 2001. These expenditures were primarily related to the opening of 25 new restaurants, and remodeling nine restaurants, including the reopening of our World Financial Center restaurant, during the fifty-two weeks ended December 30, 2002, and opening 17 new restaurants, and remodeling six existing restaurants in 2001. Total capital expenditures were $18.2 million for fiscal 2000, and were primarily related to the opening of 17 new restaurants, and for remodeling one existing restaurant.

     Net cash provided by financing activities was $41.8 million for the fifty-two weeks ended December 30, 2002, $32.1 million for the fifty-two weeks ended December 31, 2001 and $25.0 million for the fifty-two weeks ended January 1, 2001. During fiscal 2002 we issued approximately 1.1 million shares of Series C preferred stock, and received approximately $19.3 million, net of offering costs. Of this, approximately $3.6 million represented the exchange of approximately $3.5 million face amount of our 13% Senior Subordinated Notes and accrued interest. We also issued approximately 5.6 million shares of our common stock in our initial public offering, and received approximately $32.8 million, net of offering costs. Prior to our initial public offering, we issued approximately $0.5 million of additional Senior Subordinated Notes and accrued $0.8 million of interest on these notes, and issued approximately $9.5 million face amount of our 12% Senior Secured notes and accrued $0.2 million of interest on these notes. During the period, we made scheduled repayments of $1.2 and $0.5 million related to our other outstanding long-term debt and capital lease obligations, respectively. Approximately $6.6 million of the proceeds from our initial public offering were used to repay our outstanding 13% Senior Subordinated notes, including accrued interest and pre-payment premium, and approximately $7.5 million of proceeds and approximately $2.1 million of available cash were used to repay our outstanding 12% Senior Secured notes, including accrued interest. In fiscal 2001, we sold approximately 1.4 million shares of Series C Preferred Stock and received approximately $24.1 million, net of offering costs. In November 2001, we entered into Senior Subordinated Note and Warrant purchase agreements with a group of investors, pursuant to which we received approximately $9.3 million in proceeds. During 2001, we entered into other financing agreements totaling approximately $0.4 million and repaid approximately $1.4 million on existing loans and capital leases. There are two notes payable outstanding under our equipment loan credit facility: a note payable due September 1, 2003 at an interest rate of 9.1%, and a note payable due December 1, 2003 at an interest rate of 8.5%.

During the first quarter of fiscal 2003, we have experienced lower sales and operating profits than we had projected, mostly related to underperformance at new restaurants opened in the second half of 2002 and in the first quarter of 2003, and severe winter weather in the Northeast. In addition, our cash position has been adversely impacted by the payment of costs associated with restaurants in our development pipeline that we have determined not to open. Principally because of these developments, the Company determined that it was prudent to seek additional financing. Consequently, we have obtained a $3 million line of credit (the "Loan") from a bank to be used for general corporate purposes. The Loan bears interest at 75 basis points over the bank's prime lending rate and is secured by all of our tangible and intangible property, other than equipment pledged to secure our equipment loan credit facility (see page F-12). The Loan matures in May 2004. We have agreed to pay the bank fees and expenses of approximately $22,000 upon funding of the Loan. The Loan is guaranteed, jointly and severally, by Eric J. Gleacher, one of our Directors; Charles G. Phillips, one of our shareholders, and an entity related to ZAM Holdings, LP, our largest shareholder (together, "the Guarantors"). At any time during the term of the Loan, the Guarantors have the right to require the bank to assign the Loan to the Guarantors. If the Loan has not been assigned by the bank to the Guarantors, and has not been paid in full by August 15, 2003, then the bank is required to assign the Loan to the Guarantors. If approved by our Shareholders, upon assignment of the Loan to the Guarantors, the Loan will be convertible into shares of our common stock, under certain circumstances, at the option of the Guarantors, at a conversion price equal to the lesser of $1.50 or 85% of the weighted average price per share of our common stock for the fifteen trading day period ending three trading days before the conversion date.

     We currently anticipate making a rights offering (the "Offering") to our existing shareholders to raise approximately $12 million. We currently anticipate that the Offering will give our existing shareholders the right to purchase shares of our common stock at a purchase price per share equal to the lesser of $1.50 or 85% of the weighted average price per share of our common stock for the fifteen trading day period ending three trading days before the expiration date of the Offering. A group of our shareholders, including the Guarantors or related entities, have indicated that they will commit to purchase shares in the offering, or provide other funding support, in the amount of $8.5 million of the $12 million offering. This shareholder group's commitment to purchase shares in the offering will be subject to shareholder approval of the equity conversion feature of the Loan.

     The terms of the Loan and the Offering were reviewed and approved by a committee of our board comprised of disinterested directors.

     We intend to file a registration statement with the Securities and Exchange Commission relating to the Offering. The timing and completion of the Offering is subject to market conditions and other contingencies. There can be no assurance that we will be able to complete the Offering on terms acceptable to the company or at all. The Offering will only be made pursuant to a prospectus filed with the Securities and Exchange Commission. This does not constitute an offer to sell, or the solicitation of an offer to buy, any securities nor shall there be any sale of securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities law of any such state or jurisdiction.

     We currently estimate that our capital expenditures during 2003 will be approximately $3.8 million, principally for the opening of six new restaurants, and for maintaining and remodeling existing restaurants. Most of these expenditures have been paid and the remaining will be funded through existing cash balances and from the proceeds from the Loan. We anticipate that our capital expenditures for the remainder of the year will be minimal.

     Our future capital requirements and the adequacy of available funds will depend on many factors, including our ability to generate cash from operations, the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords. We presently anticipate that our current cash balances, proceeds from the Loan, and internally generated cash flows will be sufficient to fund our cash requirements for the next twelve months.

     Our cash resources going forward will be highly dependant upon the level of internally generated cash from operations and upon any potential future financing transactions, including the Offering.

CONTRACTUAL OBLIGATIONS

As of December 30, 2002

                                                                                                            DUE IN FROM
                                                                    TOTAL       DUE WITHIN    DUE IN FROM      3 TO 5     DUE AFTER
             CONTRACTUAL OBLIGATIONS                            (IN THOUSANDS)     1 YEAR     1 TO 3 YEARS     YEARS        5 YEARS
             -----------------------                             ------------   ----------    ----------    ----------    ----------
Notes Payable ................................................    $  1,529.1    $  1,280.4    $     86.9    $     79.0    $     82.8
Employment Agreements ........................................       3,421.9       1,482.0       1,939.9
Capital Lease Obligations ....................................         119.4         116.9           2.5
Operating Lease Obligations (a) (b) ..........................     105,775.3      12,082.9      24,872.1      24,665.8      44,154.5


(a) Amounts shown are net of $2.5 million of sublease rental income due under non-cancelable subleases.
(b) Includes approximately $12.6 million of obligations on leases for restaurants that have either been closed or are planned to be closed.


     We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally for ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some restaurant leases provide for contingent rental payments.

     Except for the foregoing, we have no off-balance sheet contractual arrangements. We have no unconditional purchase arrangements except that as of December 30, 2002 we were party to contracts with respect to the construction of restaurants for which approximately $2.6 million remained to be invoiced to us, we are obligated to purchase approximately $1.1 million of roasted coffee between now and fiscal year end 2003, and we are obligated to purchase approximately 2.0 million gallons of fountain syrups at the then-current annually published national chain account prices under a beverage marketing agreement with the Coca-Cola company. Historically we have not purchased nor entered into interest rate swaps or future, forward option or other instruments designed to hedge against changes in interest rates or the price of commodities we purchase, except as described above.

RECENT DEVELOPMENTS

     During the first quarter of Fiscal 2003, we announced our intention to create a franchising and area development program. While we expect that Company owned stores will always be an important part of our new store growth, we believe that incorporating a franchising and area developer model into our strategy will position us to maximize the market potential for the Cosi brand and concept consistent with our available capital and thus maximize shareholder value. We also announced that our Chairman and CEO had resigned, and that we are slowing the growth of our company owned stores. We announced that as a result, we have reduced our general and administrative staff by approximately 30% (24 positions were eliminated), and announced that we expected to record a one-time charge of approximately $1.7 million in the first quarter of 2003 to provide for severance costs related to the executive and general and administrative staff reductions.

     Subsequent to making that announcement on February 3, 2003, we have determined that additional changes to our executive management are appropriate, and now expect that the charge in the first quarter of 2003 to provide for severance costs related to the executive and general and administrative staff reductions will be approximately $3.7 million.

     In addition, during the first quarter of 2003, we expect to record additional charges of $2.1 million to write down assets at three restaurant locations that were closed during the first quarter of 2003, and on 25 locations which were in our development pipeline, but which have been cancelled.

     During the first quarter of fiscal 2003, we have experienced lower sales and operating profits than we had projected, mostly related to new restaurants opened in the second half of 2002 and in the first quarter of 2003, and severe winter weather in the Northeast. Three under performing restaurants have been closed during the first quarter of 2003, and we may close up to ten additional under performing restaurants. We have obtained a $3 million line of credit (the "Loan") from a bank to be used for general corporate purposes. The Loan bears interest at 75 basis points over the bank's prime lending rate and is secured by all of our tangible and intangible property, other than equipment pledged to secure our equipment loan credit facility (see page F-12). The Loan matures in May 2004. We have agreed to pay the bank fees and expenses of approximately $22,000 upon funding of the Loan. The Loan is guaranteed, jointly and severally, by Eric J. Gleacher, one of our Directors;

Charles G. Phillips, one of our shareholders and an entity related to ZAM Holdings, LP, our largest shareholder, (together, "the Guarantors"). At any time during the term of the Loan the Guarantors have the right to require the bank to assign the Loan to the Guarantors. If the Loan has not been assigned by the bank to the Guarantors, and has not been paid in full by August 15, 2003, then the bank is required to assign the Loan to the Guarantors. If approved by our shareholders, upon assignment of the loan to the Guarantors, the Loan will be convertible into shares of our common stock, under certain circumstances, at the option of the Guarantors, at a conversion price equal to the lesser of $1.50 or 85% of the weighted average price per share of our common stock for the fifteen trading day period ending three trading days before the conversion date.

We currently anticipate making a rights offering (the "Offering") to our existing shareholders to raise approximately $12 million. We currently anticipate that the Offering will give each of our existing shareholders the right to purchase shares of our common stock at a purchase price per share equal to the lesser of $1.50 or 85% of the weighted average price per share of our common stock for the fifteen trading day period ending three trading days before the expiration date of the Offering. A group of our shareholders, including the Guarantors or related entities, have indicated that they will commit to purchase shares in the offering, or provide other funding support, in the amount of $8.5 million of the $12 million offering. This shareholder group's commitment to purchase shares in the offering will be subject to shareholder approval of the equity conversion feature of the loan.

     The terms of the Loan and the Offering were reviewed and approved by a committee of our board comprised of disinterested directors.

     We intend to file a registration statement with the Securities and Exchange Commission relating to the Offering. The timing and completion of the Offering is subject to market conditions and other contingencies. There can be no assurance that we will be able to complete the Offering on terms acceptable to the company or at all. The Offering will only be made pursuant to a prospectus filed with the Securities and Exchange Commission. This does not constitute an offer to sell, or the solicitation of an offer to buy, any securities nor shall there be any sale of securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities law of any such state or jurisdiction.

     On March 31, 2003 Mr. William D. Forrest joined our Board of Directors, and was elected Chairman of the Board. Mr. Forrest is a Managing Director at Gleacher Partners, L.L.C. Eric Gleacher, who was previously Chairman of the Board, will remain a Director. Jay Wainwright will serve as interim Chief Executive Officer until a successor is hired, and Nick Marsh will be stepping down as our Chief Operating Officer, and will be leaving the company.

     Management's near term focus will be to improve profitability and cash flow from existing units, with reduced general and administrative costs, under the leadership of our new Chairman, William D. Forrest. Assuming completion of the Offering, management believes that it will be able to address problem units, open new restaurants as appropriate, and incorporate a franchise and area development program into our strategy.

     On February 5, 2003, a purported shareholder class action complaint was filed in the United States District Court for the Southern District of New York (the "Court"), alleging that the Company and various of its officers and directors and the Underwriter violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by misstating, and by failing to disclose, certain financial and other business information (Sheel Mohnot v. Cosi, Inc., et al., No. 03 CV 812). At least six additional class action complaints with similar allegations were later filed (collectively, the "Securities Act Litigation"). The Securities Act Litigation is brought on behalf of a purported class of purchasers of the Company's stock allegedly traceable to its November 22, 2002 initial public offering ("IPO"). The complaints in the Securities Act Litigation generally claim that at the time of the IPO, the Company's offering materials failed to disclose that the funds raised through the IPO would be insufficient to implement the Company's expansion plan; that it was improbable that the Company would be able to open 53 to 59 new stores in 2003; that at the time of the IPO, Cosi had negative working capital and therefore did not have available working capital to repay certain debts; and that the principal purpose for going forward with the IPO was to repay certain existing shareholders and members of the Board of Directors for certain debts and to operate the Company's existing restaurants.

     On February 21, 2003, a purported shareholder class action complaint was filed in the Court alleging that the Company and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10-b promulgated thereunder, by issuing a series of material misrepresentations to the market between November 22, 2002 and February 4, 2003 (the "Class Period") (Georgette Pacia v. Cosi, Inc. et al., No. 03-CV-1156) (the "Securities Exchange Act Litigation"). The emphasis of the allegations in the complaint in the Securities Exchange Act Litigation is that the defendants knowingly or recklessly caused misrepresentations and omissions to be made regarding the Company's operating condition and future business prospects. Among other things, plaintiffs in the Securities Exchange Act Litigation allege that defendants failed to disclose that the funds raised by the IPO would be insufficient to implement the Company's expansion plan; that at the time of the IPO, defendants should have known that the costs of expansion would be greater than the cash available to the Company, making it improbable that the Company would be able to successfully continue to open new stores at the pace announced by the Company; and that defendants failed to disclose that a reduction in the offering price of the IPO would result in the Company being forced to abandon its growth strategy.

     The plaintiffs in the Securities Act Litigation and the Securities Exchange Act Litigation (the "Litigations") generally seek to recover compensatory damages, expert fees, attorneys' fees, costs of Court and pre- and post-judgment interest. The Underwriter is seeking indemnification from the Company for any damages assessed against it in the Securities Act Litigation. The Litigations are at a preliminary stage, and the Company expects that these related lawsuits will be consolidated into a single action. The Company believes that it has meritorious defenses to these claims, and intends to vigorously defend against them.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB approved SFAS 145, "Rescission of FASB Statements No. 4, 44 and 54, Amendment of SFAS 13, and Technical Corrections." SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect SFAS 145 to have a material impact on the Company's financial position or results of its operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a significant impact on the Company's financial position or results of its operations.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into the accompanying financial statements and footnotes. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk exposures are related to our cash, cash equivalents, investments and interest that we pay on our debt. We have no derivative financial instruments or derivative commodity instruments in our cash, cash equivalents and investments. We invest our excess cash in investment grade highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

     All of our transactions are conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to foreign currency risk.


INFLATION

     The primary inflationary factors affecting our business are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage will directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe that inflation has not had a material impact on our results of operations in recent years.

                           FORWARD-LOOKING STATEMENTS

     Matters discussed in this report which relate to events or developments which are expected to occur in the future, including any discussion, expressed or implied, of anticipated growth, operating results or earnings constitute forward-looking statements. Forward-looking statements are based on management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

     o    the cost of our principal food products;

     o    labor shortages or increased labor costs;

     o    changes in consumer preferences and demographic trends;

     o increasing competition in the fast casual dining segment of the restaurant industry;

     o    expansion into new markets;

     o our ability to effectively manage our business with a reduced general and adminsistrative staff;

     o our ability to incorporate a franchising and area development model in to our strategy;

     o    the availablity and cost of additional financing;

     o    fluctuations in our quarterly results;

     o    increased government regulation;

     o    supply and delivery shortages or interruptions;

     o    market saturation due to new restaurant openings;

     o    inadequate protection of our intellectual property;

     o adverse weather conditions which impact customer traffic at our restaurants; and

     o    adverse economic conditions.

The words "believe," "may," "will," "should," "anticipate," "estimate," "expect," "intend," "objective," "seek," "plan," "strive" or similar words, or the negatives of these words, identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The information required by this item is listed in Item 16 (a) of Part IV of this Form 10-K.



ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the 2003 Annual Meeting of Stockholders to be held on May 22, 2003, and is incorporated herein by reference, and the information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

     The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required to be furnished pursuant to this item will be set forth under the captions "Voting Securities," "Security Ownership of Management" and "Equity Compensation Plan Information" in the Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required to be furnished pursuant to this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in the Proxy Statement, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information required to be furnished pursuant to this item will be set forth under the caption "Principal Accountant Fees and Services" in the Proxy Statement, and is incorporated herein by reference.

                                     PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) LIST OF FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS:

FINANCIAL STATEMENTS:

     The financial statements required to be filed hereunder are listed on page F-1 hereof.

FINANCIAL STATEMENT SCHEDULES:

     The financial statement schedules required to be filed hereunder are listed on page S-1 hereof.


     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  EXHIBIT
   NUMBER                       DESCRIPTION OF EXHIBIT
 ---------       -------------------------------------------------------
      2.1#   --  Merger Agreement by and among Xando, Incorporated,
                 Xando Merger Corp. and Cosi Sandwich Bar, Inc., dated as of
                 October 4, 1999. (Filed as exhibit 2.1 to the
                 Company's Registration Statement on Form S-1, file
                 #333-86390)
       3.1   --  Amended and Restated Certificate of Incorporation of
                 Cosi, Inc.
       3.2   --  Amended and Restated By-Laws of Cosi, Inc.
      4.1#   --  Form of Certificate of Common Stock. (Filed as
                 exhibit 4.1 to the Company's Registration Statement
                 on Form S-1, file #333-86390)
       4.2   --  Rights Agreement between Cosi, Inc. and American
                 Stock Transfer and Trust Company as Rights Agent.
      4.3#   --  Amended and Restated Registration Agreement, dated as
                 of March 30, 1999. (Filed as exhibit 4.3 to the
                 Company's Registration Statement on Form S-1, file
                 #333-86390)
     10.1#   --  Amended and Restated Cosi Stock Incentive Plan.(Filed as
                 exhibit 10.1 to the Company's Registration Statement
                 on Form S-1, file #333-86390)
     10.2#   --  Cosi Employee Stock Purchase Plan.(Filed as
                 exhibit 10.2 to the Company's Registration Statement
                 on Form S-1, file #333-86390)
     10.3#   --  Cosi Non-Employee Director Stock Incentive Plan.(Filed as
                 exhibit 10.3 to the Company's Registration Statement
                 on Form S-1, file #333-86390)
     10.4#   --  Cosi Sandwich Bar, Inc. Incentive Stock Option Plan(Filed as
                 exhibit 10.4 to the Company's Registration Statement
                 on Form S-1, file #333-86390)
   10.5.1#   --  Employment Agreement between Cosi and Jay Wainwright,
                 effective as of January 1, 2002. (Filed as exhibit 10.5.2
                 to the Company's Registration Statement on Form S-1,
                 file #333-86390)
   10.5.2#   --  Employment Agreement between
                 Cosi and Nick Marsh, effective as
                 of January 1, 2002. . (Filed as
                 exhibit 10.5.3 to the Company's
                 Registration Statement on Form
                 S-1, file #333-86390)
   10.5.3#   --  Employment Agreement between
                 Cosi and David Orwasher,
                 effective as of January 1, 2002.
                 (Filed as exhibit 10.5.4 to the
                 Company's Registration Statement
                 on Form S-1, file #333-86390)
     10.6#   --  Amended and Restated Distributor Service Agreement
                 between
                 Cosi and Maines Paper & Food Service, Inc., dated as
                 of
                 June 18, 2002.(1). (Filed as exhibit 10.6  to the
                 Company's Registration Statement on Form S-1, file
                 #333-86390)
     10.7#   --  Form of Senior Secured Note and Warrant Purchase
                 Statement Agreement (Filed as exhibit 4.1 to the Company's
                 Registration on Form S-1, file #333-86390)
     21.1#   --  Subsidiaries of Cosi, Inc. . (Filed as exhibit 21.1
                 to the Company's Registration Statement on Form S-1, file #333-86390)
      99.1   --  Certification of the Chief
                 Executive Officer pursuant to
                 Section 906 of the Sarbanes-Oxley
                 Act of 2002.
      99.2   --  Certification of the Chief
                 Financial Officer pursuant to
                 Section 906 of the Sarbanes-Oxley
                 Act of 2002.



     #  - Previously filed

     (1) Portions of Exhibit 10.6 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.


(b) REPORTS ON FORM 8-K.

     The Company filed a Current Report on Form 8-K on February 4, 2003, which attached and incorporated by reference the Company's press release dated February 3, 2003, announcing the resignation of Chairman and CEO Andrew Stenzler, the appointment of Jay Wainwright as CEO and the election of Eric Gleacher as Chairman of the Board of Directors.

     The Company filed a Current Report on Form 8-K on February 26, 2003, which attached and incorporated by reference the Company's press release dated February 25, 2003 reporting the Company's financial results for the fourth fiscal quarter and fiscal year ended December 30, 2002.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     Cosi, Inc.


     By: /s/ Jay Wainwright
     Chief Executive Officer


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has been signed by the following persons in the capacities and on the date indicated:

---------------------------- --------------------------- ----------------------
        SIGNATURE                     TITLE                       DATE
---------------------------- --------------------------- ----------------------
/s/ Jay Wainwright           Chief Executive Officer
---------------------------- --------------------------- ----------------------
Jay Wainwright
---------------------------- --------------------------- ----------------------

---------------------------- --------------------------- ----------------------
/s/ William D. Forrest       Chairman                       March 31, 2003
---------------------------- --------------------------- ----------------------
William D. Forrest
---------------------------- --------------------------- ----------------------

---------------------------- --------------------------- ----------------------
/s/ Terry Diamond            Director                       March 31, 2003
---------------------------- --------------------------- ----------------------
Terry Diamond
---------------------------- --------------------------- ----------------------

---------------------------- --------------------------- ----------------------
/s/ Creed L. Ford III        Director                       March 31, 2003
---------------------------- --------------------------- ----------------------
/ Creed L. Ford III
---------------------------- --------------------------- ----------------------

---------------------------- --------------------------- ----------------------
/s/ Eric Gleacher            Director                       March 31, 2003
---------------------------- --------------------------- ----------------------
Eric Gleacher
---------------------------- --------------------------- ----------------------

---------------------------- --------------------------- ----------------------
                             Chief Operating
/s/ Nick Marsh               Officer and Director           March 31, 2003
---------------------------- --------------------------- ----------------------
Nick Marsh

---------------------------- --------------------------- ----------------------
/s/ D. Ian McKinnon          Director                       March 31, 2003
---------------------------- --------------------------- ----------------------
D. Ian McKinnon
---------------------------- --------------------------- ----------------------

---------------------------- --------------------------- ----------------------
/s/ Jeffrey M. Stork         Director                       March 31, 2003
---------------------------- --------------------------- ----------------------
Jeffrey M. Stork
---------------------------- --------------------------- ----------------------

---------------------------- --------------------------- ----------------------
/s/ Greg Wooley              Director                       March 31, 2003
---------------------------- --------------------------- ----------------------
Greg Wooley
---------------------------- --------------------------- ----------------------

---------------------------- --------------------------- ----------------------
/s/ Kenneth S. Betuker       Chief Financial Officer
                             (Chief Accounting Officer)
                             Treasurer and Secretary        March 31, 2003
---------------------------- --------------------------- ----------------------
Kenneth S. Betuker
---------------------------- --------------------------- ----------------------

                                 CERTIFICATIONS

I, Jay Wainwright, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Cosi, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:   /s/ Jay Wanwright
      ------------------------
      Jay Wainwright
      Chief Executive Officer

                                 CERTIFICATIONS


I, Kenneth S. Betuker, Chief Financial Officer Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Cosi, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


By:  /s/ Kenneth S. Betuker
     ------------------------
     Kenneth S. Betuker
     Chief Financial Officer

                                   COSI, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                                           PAGE
                                                                           _____
Report of Independent Auditors ............................................ F-2
Consolidated Financial Statements:

    Consolidated Balance Sheets at December 30, 2002
        and December 31, 2001 ............................................. F-3

    Consolidated Statements of Operations for the years
        ended December 30, 2002, December 31, 2001
        and January1, 2001 ................................................ F-4

    Consolidated Statements of Redeemable Securities
        and Stockholders' Equity for the years ended
        December 30, 2002, December 31, 2001 and
        January 1, 2001 ................................................... F-5

    Consolidated Statements of Cash Flows for the years
        ended December 30, 2002, December 31, 2001
        and January 1, 2001 ............................................... F-6

Notes to Consolidated Financial Statements ................................ F-7

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Cosi, Inc.

     We have audited the accompanying consolidated balance sheets of Cosi, Inc. as of December 30, 2002 and December 31, 2001 and the related consolidated statements of operations, redeemable securities and stockholders' equity and cash flows for each of the three years in the period ended December 30, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cosi, Inc. at December 30, 2002 and December 31, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.

                                                   /s/ ERNST & YOUNG LLP

New York, New York
February 19, 2003 except for Note 17,
 as to which the date is March 31, 2003

                                   COSI, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                                DECEMBER 30,           DECEMBER 31,
                                                                                                   2002                   2001
                                                                                               -------------          -------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................................................         $  13,032,307          $   4,469,571
  Accounts receivable, net of allowances of
    $232,129 and $219,845 ............................................................             1,511,526              1,198,786
  Inventory ..........................................................................             1,465,730              1,403,806
  Prepaid expenses and other current assets ..........................................             1,676,279                568,353
                                                                                               -------------          -------------
         Total current assets ........................................................            17,685,842              7,640,516
PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, net ..................................................................            45,755,319             25,507,195
INTANGIBLES, SECURITY DEPOSITS AND OTHER ASSETS, net .................................             2,801,919              2,240,733
                                                                                               -------------          -------------
         Total assets ................................................................         $  66,243,080          $  35,388,444
                                                                                               =============          =============

                                           LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...................................................................         $   8,925,245          $   4,737,121
  Accrued liabilities ................................................................             5,922,408              4,951,809
  Current portion of other liabilities ...............................................               671,601              1,678,880
  Current portion of capital lease obligations .......................................               116,940                441,862
  Current portion of long-term debt ..................................................             1,280,432              1,136,835
                                                                                               -------------          -------------
         Total current liabilities ...................................................            16,916,626             12,946,507
OTHER LIABILITIES, net of current portion ............................................             9,748,334              9,531,364
CAPITAL LEASE OBLIGATIONS, net of current portion ....................................                 2,485                135,236
LONG-TERM DEBT, net of current portion ...............................................               248,650              9,466,022
                                                                                               -------------          -------------
         Total liabilities ...........................................................            26,916,095             32,079,129
                                                                                               -------------          -------------
COMMITMENTS AND CONTINGENCIES (Note 13)
REDEEMABLE SECURITIES:
  Series A Convertible Preferred stock -- $0.01 par value; 2,005,862 authorized, 1,146,206 issued and outstanding;
     aggregate liquidation preference  $18,768,150, including
    accrued dividends of $4,727,116  in 2001 .........................................                    --             18,318,205
  Series C Convertible Preferred stock-- $0.01 par value;
    10,510,191 authorized 4,161,589 issued and outstanding,
aggregate liquidation preference of $74,524,713 including
accrued dividends of $8,807,592  in 2001 .............................................                    --             73,971,056
                                                                                               -------------          -------------
         Total redeemable securities .................................................                    --             92,289,261
                                                                                               -------------          -------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock-- $.01 par value: 100,000,000 shares
    authorized, 16,573,514  and 4,511,494 shares
    issued and outstanding, respectively .............................................               165,735                 45,115
  Additional paid-in capital .........................................................           189,255,034             32,004,032
  Notes receivable from stockholders .................................................            (2,974,804)            (2,974,804)
  Accumulated deficit ................................................................          (147,118,980)          (118,054,289)
                                                                                               -------------          -------------
         Total stockholders' equity (deficit) ........................................            39,326,985            (88,979,946)
                                                                                               -------------          -------------
         Total liabilities, redeemable securities and
           stockholders' equity (deficit) ............................................         $  66,243,080          $  35,388,444
                                                                                               =============          =============


              The accompanying notes are an integral part of these
                            consolidated statements.

                                   COSI, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FOR THE YEARS ENDED
                                                                            -------------------
                                                                 DECEMBER 30,   DECEMBER 31,     JANUARY 1,
                                                                    2002            2001            2001
                                                                ------------    ------------    ------------
NET SALES ....................................................   $ 84,424,247    $ 70,184,136    $ 51,222,818
COST OF SALES:
  Cost of goods sold .........................................     22,697,549      18,791,711      13,843,992
  Restaurant operating expenses ..............................     50,852,670      45,114,495      32,172,860
                                                                 ------------    ------------    ------------
        TOTAL COST OF SALES ..................................     73,550,219      63,906,206      46,016,852
GENERAL AND ADMINISTRATIVE EXPENSES ..........................     17,811,712      18,361,511      14,774,234
DEPRECIATION AND AMORTIZATION ................................      5,851,207       6,689,985       6,158,146
RESTAURANT PRE-OPENING EXPENSES ..............................      1,845,120       1,438,783       1,409,497
PROVISION FOR LOSSES ON ASSET IMPAIRMENTS AND
  DISPOSALS ..................................................      1,056,471       8,486,309       5,847,545
LEASE TERMINATION COSTS ......................................     (1,164,984)      6,410,759         477,266
                                                                 ------------    ------------    ------------
        Operating loss .......................................    (14,525,498)    (35,109,417)    (23,460,722)

INTEREST INCOME ..............................................         98,334         340,453         441,350
INTEREST EXPENSE .............................................     (1,192,598)       (527,511)       (210,655)
AMORTIZATION OF DEFERRED FINANCING COSTS .....................       (548,972)       (126,868)
LOSS ON EARLY EXTINGUISHMENT OF DEBT .........................     (5,083,188)
OTHER INCOME (EXPENSE) .......................................        380,871              --              --
                                                                 ------------    ------------    ------------
        Net loss .............................................    (20,871,051)    (35,423,343)    (23,230,027)
PREFERRED STOCK DIVIDENDS ....................................     (8,193,640)     (6,678,085)     (4,219,684)
                                                                 ------------    ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCK ........................    (29,064,691)   $(42,101,428)   $(27,449,711)
                                                                 ------------    ============    ============
PER SHARE DATA:
  Net Loss Per Share:
    Basic and diluted ........................................   $      (5.04)   $      (9.34)   $      (6.09)
                                                                 ============    ============    ============
  Weighted Average Common Shares Outstanding:
      Actual .................................................      5,762,818       4,507,237       4,503,862
                                                                 ============    ============    ============



The accompanying notes are an integral part of these consolidated statements.

                                   COSI, INC.
    CONSOLIDATED STATEMENTS OF REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY
             For the Years Ended JANUARY 1, 2001, DECEMBER 31, 2001
                              and December 30, 2002

                                                                         REDEEMABLE SECURITIES
                                          -------------------------------------------------------------------------------------
                                               SERIES A CONVERTIBLE            SERIES C CONVERTIBLE
                                                 PREFERRED STOCK                  PREFERRED STOCK
                                           ---------------------------       ---------------------------

                                                                                                                TOTAL
                                            NUMBER OF                         NUMBER OF                       REDEEMABLE
                                             SHARES           AMOUNT            SHARES         AMOUNT         SECURITIES
                                           ----------      -----------       ----------      -----------     ------------
BALANCE, January 3, 2000 ............       1,146,206       15,118,619        1,268,981       19,901,891       35,020,510
 Issuance of Series C convertible
   preferred stock, net of issuance
   costs ............................              --               --        1,426,936       22,455,104       22,455,104
 Accrued preferred stock dividend ...              --        1,320,434               --        2,649,775        3,970,209
 Accretion of preferred stock to
   liquidation value ................              --          224,936               --           24,539          249,475
 Issuance of common stock ...........              --               --               --               --               --
 Net loss ...........................              --               --               --               --               --
                                           ----------      -----------       ----------      -----------     ------------
BALANCE, January 1, 2001 ............       1,146,206       16,663,989        2,695,917       45,031,309       61,695,298
 Issuance of Series C convertible
   preferred stock, net of issuance
   costs ............................              --               --        1,465,672       23,915,878       23,915,878
 Issuance of warrants ...............              --               --               --               --               --
 Issuance of warrants in connection
   with preferred stock financing ...              --               --               --               --               --
 Accrued preferred stock dividend ...              --        1,429,280               --        4,980,812        6,410,092
 Accretion of preferred stock to
   liquidation value ................              --          224,936               --           43,057          267,993
 Issuance of common stock ...........              --               --               --               --               --
 Net loss ...........................              --               --               --               --               --
                                           ----------      -----------       ----------      -----------     ------------
BALANCE, December 31, 2001 ..........       1,146,206       18,318,205        4,161,589       73,971,056       92,289,261
 Issuance of Series C convertible
   preferred stock, net of issuance
   costs ............................              --               --          942,629       15,626,611       15,626,611
 Issuance of warrants ...............              --               --               --               --               --
 Issuance of warrants in connection
   with preferred stock financing ...
 Accrued preferred stock dividend ...              --        1,376,383               --        6,473,731        7,850,114
 Accretion of preferred stock to
   liquidation value ................              --          200,836               --          142,690          343,526
 Exchange of senior subordinated debt
   and warrants for Series C
   Convertible Preferred Stock (Note
   16) ..............................              --               --          217,327        3,613,075        3,613,075
 Issuance of common stock ...........              --               --               --               --               --
Conversion to common stock ..........      (1,146,206)     (19,895,424)      (5,321,545)     (99,827,163)    (119,722,587)
 Net loss ...........................              --               --               --               --               --
                                           ----------      -----------       ----------      -----------     ------------
BALANCE, December 30, 2002
.. ...................................              --              $--               --              $--              $--
                                           ==========      ===========       ==========      ===========     ============


[TABLE CONTINUED]



                                      --------------------------

                                             COMMON STOCK
                                      --------------------------
                                                                                        NOTES
                                                                    ADDITIONAL        RECEIVABLE
                                       NUMBER OF                      PAID-IN            FROM        ACCUMULATED
                                        SHARES          AMOUNT        CAPITAL       STOCKHOLDERS        DEFICIT            TOTAL
                                      ----------       ---------   -------------    -------------    --------------   -------------
BALANCE, January 3, 2000 ............  4,503,815          45,038      30,606,697       (2,974,804)     (48,503,150)     (20,826,219)
 Issuance of Series C convertible
   preferred stock, net of issuance
   costs ............................         --              --              --               --               --               --
 Accrued preferred stock dividend ...         --              --              --               --       (3,970,209)      (3,970,209)
 Accretion of preferred stock to
   liquidation value ................         --              --              --               --         (249,475)        (249,475)
 Issuance of common stock ...........         54               1             634               --               --              635
 Net loss ...........................         --              --              --               --      (23,230,027)     (23,230,027)
                                      ----------       ---------   -------------    -------------    --------------   -------------
BALANCE, January 1, 2001 ............  4,503,869          45,039      30,607,331       (2,974,804)     (75,952,861)     (48,275,295)
 Issuance of Series C convertible
   preferred stock, net of issuance
   costs ............................         --              --              --               --               --               --
 Issuance of warrants ...............         --              --       1,098,469               --               --        1,098,469
 Issuance of warrants in connection
   with preferred stock financing ...         --              --         231,631               --               --          231,631
 Accrued preferred stock dividend ...         --              --              --               --       (6,410,092)      (6,410,092)
 Accretion of preferred stock to
   liquidation value ................         --              --              --               --         (267,993)        (267,993)
 Issuance of common stock ...........      7,625              76          66,601               --               --           66,677
 Net loss ...........................         --              --              --               --      (35,423,343)     (35,423,343)
                                      ----------       ---------   -------------    -------------    --------------   -------------
BALANCE, December 31, 2001 ..........  4,511,494          45,115      32,004,032       (2,974,804)    (118,054,289)     (88,979,946)
 Issuance of Series C convertible
   preferred stock, net of issuance
   costs ............................         --              --              --               --               --               --
 Issuance of warrants ...............         --              --       4,901,874                                          4,901,874
 Issuance of warrants in connection
   with preferred stock financing ...                                     43,900                                             43,900
 Accrued preferred stock dividend ...         --              --              --               --       (7,850,114)      (7,850,114)
 Accretion of preferred stock to
   liquidation value ................         --              --              --               --         (343,526)        (343,526)
 Exchange of senior subordinated debt
   and warrants for Series C
   Convertible Preferred Stock (Note
   16) ..............................         --              --        (429,865)              --               --         (429,865)
 Issuance of common stock ...........  5,594,409          55,944      33,077,182               --                        33,133,126
Conversion to common stock ..........  6,467,611          64,676     119,657,911                                        119,722,587
 Net loss ...........................         --              --              --               --      (20,871,051)     (20,871,051)
                                      ----------       ---------   -------------    -------------    --------------   -------------
BALANCE, December 30, 2002
.. ................................... 16,573,514       $ 165,735   $ 189,255,034    $  (2,974,804)   $(147,118,980)   $  39,326,985
                                      ==========       =========   =============    =============    ==============   =============


 The accompanying notes are an integral part of these consolidated statements.

                                   COSI, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             FOR THE YEARS ENDED
                                                                           DECEMBER 30,          DECEMBER 31,            JANUARY 1,
                                                                               2002                  2001                  2001
                                                                           ------------          ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................................         $(20,871,051)         $(35,423,343)         $(23,230,027)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization ................................            5,851,207             6,689,985             6,158,146
    Amortization of deferred financing costs .....................              548,972               126,868                    --
    Loss on early extinguishment of debt .........................            5,083,188                    --                    --
    Asset impairments and disposals ..............................            1,056,471             9,933,142             5,847,545

    Provision for bad debts ......................................               27,000                 3,600                73,330

    Changes in operating assets and liabilities:
      Accounts receivable ........................................             (339,740)              762,161            (1,653,944)
      Inventory ..................................................              (61,924)             (492,934)             (397,048)
      Other assets ...............................................             (367,352)             (619,006)              667,935
      Accounts payable ...........................................            4,188,124               918,150             2,282,931
      Accrued liabilities ........................................              970,599              (255,229)            2,358,273
      Accrued merger and integration .............................                   --                    --              (639,300)
      Accrued contractual lease increases ........................              785,794               825,772               628,401
      Prepaid expenses and other current assets ..................           (1,107,926)              (53,084)             (198,203)
      Lease termination accrual ..................................           (1,576,103)            5,201,674              (437,146)
                                                                           ------------          ------------          ------------
        Net cash used in operating activities ....................           (5,812,741)          (12,382,244)           (8,539,107)
                                                                           ------------          ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment and leasehold
    improvements .................................................          (27,155,800)          (20,350,590)          (18,161,055)
  Payments made for security deposits ............................             (308,404)               82,725              (186,693)
                                                                           ------------          ------------          ------------
        Net cash used in investing activities ....................           (27464,204)          (20,267,865)          (18,347,748)
                                                                           ------------          ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .........................           33,133,126                66,677                   635
  Net proceeds from issuance of preferred stock ..................           15,670,511            24,147,509            22,455,104
  Retirement of Sr. Subordinated & Sr. Secured Notes .............          (16,320,692)                   --                    --
  Principal payments on capital lease
    obligations ..................................................             (457,673)             (572,060)             (303,783)
  Proceeds from long-term debt plus related
    Warrants and accrued interest ................................           10,980,647             9,269,198             2,998,977
  Principal payments on long-term debt ...........................           (1,166,238)             (854,516)             (186,947)
                                                                           ------------          ------------          ------------
        Net cash provided by financing
          activities .............................................            41,839681            32,056,808            24,963,986
                                                                           ------------          ------------          ------------
Net increase (decrease) in cash ..................................            8,562,736              (593,301)           (1,922,869)

CASH AND CASH EQUIVALENTS, beginning of year .....................            4,469,571             5,062,872             6,985,741
                                                                           ------------          ------------          ------------
CASH AND CASH EQUIVALENTS, end of year ...........................         $ 13,032,307          $  4,469,571          $  5,062,872
                                                                           ------------          ------------          ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest .....................................................         $  1,323,459          $    466,764          $    220,492
                                                                           ============          ============          ============
    Corporate franchise and income taxes .........................         $    118,690          $    277,198          $      7,931
                                                                           ============          ============          ============
  Non-cash financing transactions:
    Assets acquired under capital leases .........................                  $--                   $--          $    134,678
                                                                           ============          ============          ============
    Conversion of Senior Subordinated Debt to
      Series C Preferred .........................................         $  3,183,210                   $--                   $--
                                                                           ============          ============          ============
    Conversion of Warrants to Series C Preferred .................         $    429,865                   $--                   $--
                                                                           ============          ============          ============



 The accompanying notes are an integral part of these consolidated statements.

                                   COSI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            JANUARY 1, 2001, DECEMBER 31, 2001 AND DECEMBER 30, 2002

1.  DESCRIPTION AND ORGANIZATION OF BUSINESS

     Cosi, Inc. and subsidiaries (the "Company" or "Cosi") engages in the business of operating restaurants, which sell high-quality coffees and sandwiches along with a variety of coffee beverages, teas, baked goods and alcoholic beverages. As of December 30, 2002, the Company had 91 restaurants in operation in Connecticut, New York, the District of Columbia, Pennsylvania, Maryland, Massachusetts, Virginia, Illinois, New Jersey, Michigan, Ohio and Wisconsin.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR END

     The Company's fiscal year ends on the Monday closest to December 31. Fiscal years 2002, 2001 and 2000 ended on December 30, 2002, December 31, 2001 and January 1, 2001, respectively. Fiscal 2002, 2001 and 2000 each contained 52 weeks.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     The Company considers all short-term liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 30, 2002 and December 31, 2001, $9.4 million and $1.4 million, respectively, was invested primarily in commercial paper and money market accounts and is classified as cash and cash equivalents in the accompanying consolidated balance sheets.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and accounts receivable. The Company places its cash deposits in FDIC insured financial institutions, commercial paper and money market funds. Cash deposits may exceed FDIC insured levels from time to time.

     The Company's accounts receivable consist principally of receivables from trade or "house" accounts representing corporate customers, as well as amounts due from certain landlords for tenant improvement reimbursements. The Company has established credit procedures, whereby analyses are performed to control the granting of credit to customers.

INVENTORY

     Inventory is stated at the lower of cost (first in, first out method) or market, and consists principally of whole bean coffee, liquor, sandwich ingredients and packaging and related food supplies.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements are stated at cost and include improvements and costs incurred in the development and construction of new restaurants and remodels, equipment and leasehold improvements. Depreciation is computed using the straight-line method over estimated useful lives, which range from two to fifteen years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the related leases.

RESTAURANT IMPAIRMENT CHARGES

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", and APB Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The Company adopted the provisions of this statement beginning in fiscal 2002. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations. In accordance with SFAS. 144 and previously under SFAS 121, impairment losses are recorded on long-lived assets on a restaurant by restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. The Company has identified certain units that have been impaired, and recorded charges of approximately $5.8 million (related to ten restaurants), $7.2 million (related to fourteen restaurants, including $0.3 million for one restaurant damaged in the events of September 11, 2001 -- See Note 15) and $1.1 million (related to two restaurants) in the statements of operations for fiscal years 2000, 2001 and 2002, respectively. The Company determines whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determines the impairment charge based on discounted cash flows for the same period.

INTANGIBLES, SECURITY DEPOSITS AND OTHER ASSETS

     Intangibles and other assets consist of expenditures associated with obtaining liquor licenses, trademarks and logos. Liquor licenses are stated at cost which, in the aggregate, is not in excess of market. Security deposits primarily consist of deposits placed on leased locations. Amortization expense related to intangibles and other assets amounted to approximately $8,400 and $9,400 for fiscal years 2000 and 2001, respectively. Due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (see note 5) no amortization expense was recorded in fiscal 2002.

     The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable in accordance with SFAS 142. Management believes that there is no impairment with respect to such intangible assets at December 30, 2002 or December 31, 2001.

OTHER LIABILITIES

      Other liabilities consist of deferred rent and accrued lease termination costs (see Note 14).

INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

REVENUE RECOGNITION

     The Company records revenue at the time of the purchase of its products by its customers.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company accounts for financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The carrying value of all financial instruments reflected in the accompanying balance sheet approximates fair value at December 30, 2002 and December 31, 2001.

STOCK-BASED COMPENSATION

     The Company complies with the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The provisions of SFAS 123 encourage entities to adopt a fair value based method of accounting for stock compensation plans; however, these provisions also permit the Company to continue to measure compensation costs under pre-existing accounting pronouncements. Pursuant to SFAS 123, the Company has elected to continue the accounting set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and to provide the necessary pro forma disclosures (Note 12).

     The following table illustrates the effect on net loss attributable to common stock and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                              2002              2001             2000
                                          ------------    ---------------    ------------
  Net loss attributable to common
    stock - as reported ...............   $(29,064,691)   $   (42,101,428)   $(27,449,711)
    Stock based compensation determined
     under SFAS 123 ...................     (1,952,266)        (1,377.415)       (570,972)
  Net loss attributable to common
     stock - Pro forma ................    (31,016,957)       (43,478,843)    (28,020,683)
Net loss per common share --
  Basic and Diluted:
  As reported .........................   $      (5.04)   $         (9.34)   $      (6.09)
                                          ============    ===============    ============
  Pro forma ...........................   $      (5.38)   $         (9.64)   $      (6.23)
                                          ============    ===============    ============

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


          FISCAL YEAR ENDED                2002            2001       2000
------------------------------------     -------       -----------  --------
Expected volatility.................     40% (a)               --         --
Average expected option life........     5 years          5 years    5 years
Average risk-free interest rate.....       4.11%            4.57%      6.37%
Dividend yield......................          0%               0%         0%

(a) For options issued subsequent to the Company's initial public offering.

NET LOSS PER SHARE

The Company follows the provisions of SFAS No. 128, "Earnings Per Share". In accordance with this statement, basic net loss per share is computed by dividing the net loss attributable to common shareholders (after deducting preferred stock dividends) by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents, if any, outstanding. For all periods presented, the impact of all common share equivalents has not been included, as their inclusion would be anti-dilutive.

SEGMENT DISCLOSURES

     The Company has adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Pursuant to this pronouncement, operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. Management of the Company considers its operations to be in the food service industry and, as a result, the Company has one single reporting operating unit with all sales historically generated in the United States.

PRE-OPENING COSTS

     All costs incurred prior to the opening of a location, which consist primarily of salaries and other direct expenses incurred with the initial setup of restaurants and certain costs related to remodels, employee training and general restaurant management, are expensed as incurred.

ADVERTISING COSTS

     Advertising costs are expensed as incurred and approximated $110,000 , $141,000 and $177,000 for fiscal years 2002, 2001 and 2000, respectively.

COMPREHENSIVE INCOME

     The Company's operations did not give rise to items includable in comprehensive income that were not already in its net loss for fiscal years 2002, 2001 and 2000. Accordingly, the Company's comprehensive loss is the same as its net loss for all periods presented.

RECLASSIFICATIONS

     Certain items in the financial statements presented have been reclassified to conform to the fiscal 2002 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB approved SFAS 145, "Rescission of FASB Statements No. 4, 44 and 54, Amendment of SFAS 13, and Technical Corrections." SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect SFAS 145 to have a material impact on our financial statements.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a significant impact on the Company's financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 have been incorporated into the accompanying financial statements and footnotes. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.


3.  ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net, consists of the following:

                                              DECEMBER 30,   DECEMBER 31,
                                                  2002           2001
                                              -----------    -----------

      Accounts receivable, trade ..........   $   616,411    $   657,102
      Reimbursements due from landlords ...       823,100        482,548
      Other ...............................       304,144        278,981
                                              -----------    -----------
                                                1,743,655      1,418,631
      Less: allowance for doubtful accounts      (232,129)      (219,845)
                                              -----------    -----------
      Accounts receivable .................   $ 1,511,526    $ 1,198,786
                                              ===========    ===========

At December 30, 2002 one landlord reimbursement represented 27% of total reimbursements due from landlords.

4.  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following:

                                            DECEMBER 30,     DECEMBER 31,
                                                2002            2001
                                            ------------    ------------

       Leasehold improvements ...........   $ 36,297,351    $ 23,216,827
       Furniture and fixtures ...........      9,499,929       6,279,777
       Restaurant equipment .............     13,000,904       6,455,154
       Computer and telephone equipment .      7,962,204       5,600,702
       Construction in progress .........      1,063,823         181,252
                                            ------------    ------------
                                              67,824,211      41,733,712
       Less: accumulated depreciation and
         amortization ...................    (22,068,892)    (16,226,517)
                                            ------------    ------------
                                            $ 45,755,319    $ 25,507,195
                                            ============    ============

     Depreciation and amortization expense for fiscal years 2002, 2001 and 2000 was $5,851,207, $6,680,585 and $6,131,888, respectively.

5.   INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS 142, intangible assets, included purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Finite lived intangibles will continue to be amortized over their estimated useful lives. The adoption of these standards did not have a material impact on the Company's financial statements, principally because the Company's significant business combination, which took place in fiscal 1999, was accounted for under the pooling-of-interests method of accounting in which no goodwill was recorded. The Company's intangibles consist of expenditures associated with obtaining liquor licenses, trademarks and logos. These identifiable intangibles have indefinite lives and, accordingly, are no longer being amortized effective January 1, 2002 upon adoption of this Statement.

In accordance with SFAS 142, the effect of this change is reflected prospectively. The following table reflects consolidated results of operations adjusted as though the adoption of SFAS 141 and 142 occurred as of January 2, 2001:

                                                    YEAR ENDED
                                   ------------    ------------    ------------
                                   DECEMBER 30,    DECEMBER 31,     JANUARY 1,
                                      2002            2001             2001
                                   ------------    ------------    ------------

Net loss:
   As reported ..................  $(20,871,051)   $(35,423,343)   $(23,230,027)
   Indefinite-lived
    intangibles amortization ....            --           9,400           8,400
                                   ------------    ------------    ------------
   As adjusted ..................  $(20,871,051)   $(35,413,943)   $(23,238,427)
                                   ============    ============    ============


      Intangible assets consist of the following:

                                    DECEMBER 30,  DECEMBER 31,
                                        2002         2001
                                     ----------   ----------

                   Liquor Licenses   $  903,806   $  527,679
                   Trademarks ....      459,339      443,941
                                     ----------   ----------
                                     $1,363,145   $  971,620
                                     ==========   ==========

6.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                DECEMBER 30,  DECEMBER 31,
                                                    2002         2001
                                                 ----------   ----------

        Payroll and related benefits and taxes   $1,521,208   $2,043,941
        Professional and legal costs .........      436,993      188,581
        Taxes payable ........................      825,331      473,022
        Other ................................    3,138,876    2,246,265
                                                 ----------   ----------
                                                 $5,922,408   $4,951,809
                                                 ==========   ==========


7.  LONG-TERM DEBT

NOTES PAYABLE

     The Company maintains a credit facility in the original amount of $3 million under a Master Loan and Security Agreement dated October 28, 1999 (the "Equipment Loan Credit Facility"). The proceeds are required to be used for the purchases of equipment. Borrowings are secured by the equipment purchased. Each borrowing under the Equipment Loan Credit Facility is payable over 36 months and the interest rate is determined at the time of the borrowing. Warrants to purchase shares of common stock were issued in connection with the Credit Facility. The warrants entitle the holder to acquire 8,068 shares of the Company's common stock for $14.875 per share. As of December 30, 2002, there were two notes payable outstanding under the Equipment Loan Credit Facility. The note payable due September 1, 2003 requires monthly payments of $35,949, which commenced in October 2000, and accrues interest at a rate of 9.10% per annum. The note payable due December 1, 2003 requires monthly payments of $58,361, which commenced in December 2001, and accrues interest at a rate of 8.50% per annum.

     In addition to the monthly payments, the Company is required to pay loan fees of $113,738 and $186,158, respectively, which are due September 1, 2003 and December 1, 2003, respectively. The Company is amortizing these loan fees as additional interest expense over the term of the notes.

     In addition to the credit facility, the Company has an outstanding note payable of approximately $130,000. The note is due March 2007 and requires monthly payments of $3,097, which commenced in May 1998, and accrues interest at a rate of 10% per year.

      In 2001 the Company entered into a settlement agreement involving a trademark dispute. Under that agreement, the Company is obligated to make annual payments of $25,000 per year through 2011. The present value of those future payments is included in Notes Payable on the accompanying balance sheets.

SENIOR SUBORDINATED DEBT

     In November 2001, the Company issued approximately $9 million of senior subordinated notes along with detachable warrants. The notes bore interest at 13% per annum, compounded quarterly and payable in arrears, and were subject to a mandatory prepayment at the election of the Company or the holders at any time after the earliest of (i) a material change in ownership, as defined, (ii) a merger or sale of substantially all of the Company's assets, (iii) a substantial change in corporate structure, as defined, or (iv) a default by the Company, as defined. The notes were repaid in December 2002 in connection with the Company's initial public offering of its common stock. (see note 11) The warrants are exercisable at $.01 per common share and are exercisable for a period of 5 years from the date of issuance. The fair value ascribed to the warrants was $1,079,808. The value assigned to the warrants was being recognized as interest expense over the term of the notes. Upon the repayment of the notes in December 2002 the Company recorded a charge of approximately $0.5 million to write off the unamortized portion of the fair value ascribed to the warrants. This amount is classified as loss on early extinguishment of debt in the accompanying Consolidated Statement of Operations.

SENIOR SECURED DEBT

     In August and November 2002, the Company entered into Senior Secured Note and Warrant Purchase Agreements with certain of our existing shareholders and members of our board of directors. These agreements provided the Company with a credit facility of up to $25.0 million available for general corporate purposes. The facility allowed the Company to draw down funds from time to time until August 12, 2003. Each draw down was evidenced by a senior secured note bearing interest at 12% per annum. During 2002 the Company issued $9.5 million of 12% senior secured notes pursuant to this credit facility. These notes ranked senior to all of the Company's other funded indebtedness and were secured by all of the Company's tangible and intangible property, other than equipment pledged to secure the Company's equipment loan credit facility and its capitalized lease obligations. (see Note 8). Interest on the notes accrues and was payable together with principal upon maturity. All notes issued pursuant to these agreements matured, and the credit facility terminated, upon the consummation of the Company's Initial Public Offering. (see Note 11).

     In connection with the Senior Secured Note and Warrant Purchase Agreements, the Company issued warrants to purchase an aggregate of 2,070,004 shares of its common stock, at an exercise price of $6.00 per share, pro rata to the parties to the agreement. Each warrant issued pursuant to the Senior Secured Note and Warrant Purchase Agreements has a five year term and may not be exercised until after one year from the date of issuance. The fair value ascribed to the warrants was $4,840,465. The value assigned to the warrants was being recognized as interest expense over the term of the notes. Upon the repayment of the notes in December 2002 the Company recorded a charge of approximately $4.5 million to write off the unamortized portion of the fair value ascribed to the warrants. This amount is classified as loss on early extinguishments of debt in the accompanying Consolidated Statement of Operations.

      Maturities of long-term debt during the next five fiscal years and thereafter are as follows (As of December 30, 2002)

                    2003 ...................   $ 1,280,432
                    2004 ...................        41,434
                    2005 ...................        45,438
                    2006 ...................        49,836
                    2007 ...................        29,139
                    Thereafter .............        82,803
                                               -----------
                                               $ 1,529,082
                    Less: Current maturities    (1,280,432)
                                               -----------
                    Long-term debt, net ....   $   248,650

8.  CAPITAL LEASE OBLIGATIONS

     At December 30, 2002, the Company is obligated under capital leases for certain restaurant equipment with an original cost of $2,019,144. The leases expire at various dates through 2004. The following is a schedule of future minimum lease payments for capital leases as of December 30, 2002:

            2003 ......................................    122,563
            2004 ......................................      2,917
            Total lease payments ......................    125,480
            Less: amount representing interest ........     (6,055)
                                                          --------
            Present value of net capital lease payments    119,425
            Less: current portion .....................   (116,940)
                                                          --------
            Long-term portion .........................      2,485

9.  INCOME TAXES

     Significant components of the Company's deferred tax assets are as follows:

                                                 DECEMBER 30,     DECEMBER 31,
                                                     2002            2001
                                                 ------------    ------------
Deferred tax assets:
  Net operating loss carryforward ............   $ 30,851,620    $ 21,239,769
  Deferred compensation ......................      1,669,651       1,669,651
  Depreciation expense and Impairment
     of Long-Lived Assets ....................      8,837,192      10,139,945
  Lease termination accrual ..................      2,451,461       3,034,619
  Allowance for doubtful accounts ............         85,888          81,343
  Contractual lease increases ................      1,403,914       1,113,171
  Accrued expenses ...........................        492,299         238,190
  Other assets ...............................          6,973           6,973
                                                 ------------    ------------
          Total deferred tax assets ..........     45,798,998      37,523,661
Valuation allowance ..........................    (45,798,998)    (37,523,661)
                                                 ------------    ------------
          Net deferred taxes .................   $         --    $         --
                                                 ============    ============

     As of December 30, 2002, the Company has Federal net operating tax loss carryforwards of approximately $83.4 million, which if not used, will expire through 2022. Utilization of the net operating losses may be subject to an annual limitation due to the change in ownership provisions of the Internal Revenue Code and similar state provisions. These annual limitations may result in the expiration of these net operating losses before their utilization. The Company has recorded a valuation allowance to offset the benefit associated with the deferred tax assets noted above due to the uncertainty of realizing the related benefits.

10.  CAPITALIZATION

CHANGE IN AUTHORIZED NUMBER OF SHARES

     On November 22, 2002, the Company amended its Certificate of Incorporation to increase its authorized capital stock from 45,673,947 shares to 140,000,000, of which 100,000,000 shares will be Common Stock and 40,000,000 shares will be Preferred Stock.

REDEEMABLE SECURITIES

Series A Convertible Preferred Stock

     In connection with the Series A Convertible Preferred Stock Purchase Agreement (the "Series A Purchase Agreement") dated April 28, 1998, the Company issued 1,142,124 shares of Series A Convertible Preferred Stock (the "Series A") for approximately $14 million. The proceeds were reduced by $351,800 for closing costs. The Series A Purchase Agreement provides for the issuance of one warrant to purchase one share of the Company's Common Stock at an exercise price of $.01 (the "Warrants") for each 13 shares of Series A issued. The Warrants are exercisable for a period of ten years from the date of issuance and will expire on the earlier of (i) if required by the Company, the completion of a qualified public offering, as defined or (ii) the redemption of all of the Series A. The Company allocated $997,818 of the proceeds to the warrants to recognize their fair value. In November 1999, the Company issued an additional 4,082 shares of Series A for $50,000, based on the same terms and conditions. No additional warrants were issued.

Series B Convertible Preferred Stock

     Contemporaneously with the Series A Purchase Agreement, the Company issued 261,521 shares of Series B Convertible Preferred Stock (the "Series B Executive Stock") to certain officers of the Company in exchange for promissory notes aggregating $2,974,804 pursuant to the terms of an Executive Stock Agreement the "Executive Agreement". The promissory notes accrue interest at an annual rate of 5.75% and mature in April 2003. These notes are included in stockholders' equity as notes receivable from stockholders. The Executive Agreement provided that shares of Series B vest at the rate of 25% per year or immediately upon a qualified public offering. During 1999, the officers converted the Series B Executive Stock into an equal number of shares of common stock subject to the same vesting provisions. In the event that the Company no longer employs the stockholders, the Executive Agreement provides for certain Company stock repurchases and/or stockholder put options.

Series C Convertible Preferred Stock

     On March 1, 1999, the Company entered into a bridge financing arrangement (the "Agreement") pursuant to which it issued Subordinated Promissory Notes (the "Promissory Notes") aggregating $1.5 million maturing on July 28, 1999. The Promissory Notes bear interest at an escalating rate (ranging from 12% to 18%) based on the number of days from the issuance of the Promissory Notes. Warrants (the "Bridge Warrants") to purchase shares of Series A Convertible Preferred Stock were issued in connection with the Promissory Notes. The Bridge Warrants entitle the holder to acquire a certain amount of the Company's Series A Convertible Preferred Stock for a price to be determined at the time of the Company's next financing. The amount of preferred stock to be issued would be based upon a price per share based on certain provisions in the Agreement. At the time of the Company's March 30, 1999 financing, the terms of the Bridge Warrants were specified to be for the purchase of 25,208 shares of Series A Convertible Preferred Stock at $14.875 per share. The fair value of the Bridge Warrants was determined using the Black-Scholes option-pricing model and totaled $88,230. On March 30, 1999, the Promissory Notes were exchanged for 100,840 shares of Series C Convertible Preferred Stock. The value assigned to the Bridge Warrants was recognized as interest expense and the carrying amount of the Promissory Notes were converted to Series C Convertible Preferred Stock upon conversion of the Promissory Notes.

     On March 30, 1999, in connection with the 1999 Series C Preferred Stock Purchase Agreement (the "1999 Series C Purchase Agreement"), the Company issued 1,343,668 shares of Series C convertible preferred stock ("1999 Series C"), par value $0.01 per share and received proceeds of approximately $20 million (including the exchange for the Company's Promissory Notes aggregating $1.5 million; described above). The proceeds were reduced by $128,411 for closing costs. During 1999, 74,687 shares of Series C were converted to an equal number of shares of Common Stock.

     During fiscal 2000, the Company issued an aggregate of 1,426,936 shares of Series C, par value $.01 at $15.75 per share, ("2000 Series C"). The Company received aggregate proceeds of approximately $22.4 million in April 2000, June 2000, and September 2000. The terms of the issuance of 2000 Series C are the same as the March 1999 issuance of 1999 Series C, with the exception that the liquidation preference of the 2000 Series C is $15.75 per share.

     During fiscal 2001, the Company issued 1,465,672 shares of Series C convertible preferred stock, par value $.01. ("2001 Series C"). The Company received proceeds of approximately $23.9 million, net of issuance costs. The terms of the issuance of 2001 Series C are the same as the previous issuances of Series C convertible preferred stock, with the exception that the liquidation preference is $16.625 per share.

     During fiscal 2002, the Company issued 1,159,956 shares of Series C convertible preferred stock, par value $.01. ("2002 Series C"). The Company received proceeds of approximately $19.2 million, net of issuance costs. The terms of the issuance of 2002 Series C are the same as the previous issuances of Series C convertible preferred stock, with the exception that the liquidation preference is $16.625 per share.

     In connection with the Company's initial public offering of its common stock in November 2002, (see note 11) all outstanding shares of Series A and Series C Convertible Preferred Stock were converted to common stock, on a one for one basis. Upon the conversion any unamortized issuance costs were charged to Additional Paid in Capital.

COMMON STOCK PURCHASE RIGHTS

     On November 18, 2002, the Board of Directors resolved to adopt a Shareholders' Rights Plan "Rights Plan". At that time the Board declared a dividend distribution of one right ("Right") for each share of common stock, $.01 par value per share of the Corporation on November 25, 2002, to shareholders of record on November 25, 2002. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of preferred stock of the Company designated as Series D Preferred Stock at a price of $100 per one one-hundredth of a share. The Board of Directors also resolved to amend its certificate of incorporation, to designate 1,000,000 shares of Series D Preferred Stock for such issuance.

     Each holder of a share of the Company's common stock has the right to purchase from the Company one one-hundredth (1/100) of a share of the Company's Series D preferred stock, $.01 par value per share, at a price of $100 per one one-hundredth of a Series D preferred share. The exercise price and the number of Series D preferred shares issuable upon exercise are subject to adjustments from time to time to prevent dilution. The share purchase rights are not exercisable until the earlier to occur of (1) 10 days following a public announcement that a person or group of affiliated or associated persons, referred to as an acquiring person, have acquired beneficial ownership of 15% or more of the Company's outstanding voting common stock or (2) 10 business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer which would result in an acquiring person beneficially owning 15% or more of the Company's outstanding voting shares of common stock.

     If the Company is acquired in a merger or other business combination, or if more than 50% of the Company's consolidated assets or earning power is sold after a person or group has become an acquiring person, proper provision will be made so that each holder of a share purchase right -- other than share purchase rights beneficially owned by the acquiring person, which will thereafter be void -- will have the right to receive, upon exercise of the share purchase right at the then current exercise price, the number of shares of common stock of the acquiring company which at the time of the transaction have a market value of two times the exercise price. If any person or group becomes an acquiring person, proper provision shall be made so that each holder of a share purchase right -- other than share purchase rights beneficially owned by the acquiring person, which will thereafter be void -- will have the right to receive upon exercise of the share purchase right at the then current exercise price, the number of shares of Series D preferred stock with a market value at the time of the transaction equal to two times the exercise price.

     Series D preferred shares issuable upon exercise of the share purchase rights will not be redeemable. Each Series D preferred share will be entitled to a minimum preferential dividend payment of $.10 per share and will be entitled to an aggregate dividend of 100 times the cash dividend declared per share of common stock. In the event the Company is liquidated, the holders of the Series D preferred shares will be entitled to receive a payment in an amount equal to the greater of $100 per one one-hundredth share or 100 times the payment made per share of common stock. Each Series D preferred share will have 100 votes, voting together with the shares of common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each Series D preferred share will be entitled to receive 100 times the amount received per share of common stock. These rights are protected by customary antidilution provisions.

     Before the date the share purchase rights are exercisable, the share purchase Rights may not be detached or transferred separately from the common stock. The share purchase Rights will expire in 2012, or, if the share purchase Rights become exercisable before 2012, at the close of business on the 90th day following such date the share purchase Right become exercisable, provided that the Company's board of directors does not extend or otherwise modify the Right. At any time on or prior to 10 business days following the time an acquiring person acquires beneficial ownership of 15% or more of the Company's outstanding voting common stock, the Company's board of directors may redeem the share purchase Rights in whole, but not in part, at a price of $.01 per share purchase Right. Immediately upon any share purchase Rights redemption, the exercise Rights terminate, and the holders will only be entitled to receive the redemption price.

STOCK PURCHASE WARRANTS

     Warrants to purchase 2,212,636 shares of the Company's common stock were outstanding as of December 30, 2002; 106,827 of which have an exercise price of $.01 per share and expire from November 2006 to April 2008; 2,070,004 of which have an exercise price of $6.00 per share, become exercisable after August 16, 2003 and expire from August 2007 to November 2007; 33,279 of which have an exercise price of $14.88 per share and expire in November 2007; and 2,526 of which have an exercise price of $16.63 per share and expire in December 2006 All of these warrants provide for anti-dilution adjustments in the event of stock splits, stock dividends, sales by the Company of its stock at, or issuance of options or warrants containing an exercise price of, less than fair market value or merger, consolidation, recapitalization or similar transactions. All of the holders of these warrants are entitled to participate in any dividends declared upon shares of the Company's common stock (other than dividends payable solely in shares of common stock) as if these holders had fully exercised such warrants.


11. INITIAL PUBLIC OFFERING

      On November 22, 2002, the Company completed an initial public offering of its common stock, issuing 5,555,556 shares at $7.00 per share. Concurrently, all outstanding shares of Series A and Series C preferred stock were converted to common stock, and all of the Company's outstanding obligations under its Senior Subordinated and Senior Secured Debt agreements were repaid, and the Company's Senior Secured Credit Facility was terminated (See Note 7). In connection with the repayment of the Senior Subordinated and Senior Secured debt, and the termination of the Senior Secured credit facility, all unaccreted debt discount, and unamortized deferred financing charges were written off, and a loss on early extinguishment of debt of approximately $4.9 million was recorded. The total net proceeds of the offering, net of offering expenses of approximately $6.1 million including underwriter's discount were approximately $32.8 million.

12.  STOCK OPTION PLANS

     The Company has several stock option plans that provide for the granting of incentive and nonqualified stock options to participants, employees and non-employee directors, to acquire Common Stock.

     There are 6,350,126 shares of Common Stock reserved for issuance under the Plans. Grants have been made at fair market value (as determined by the Board of Directors prior to the Company's initial public offering) and generally vest over a period of five years and expire ten years from the date of the grant. The Board of Directors approves vesting terms on an individual basis. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

     Activity with respect to the Company's stock option plans for the years ended January 1, 2001, December 31, 2001 and December 30, 2002 was as follows:

                                     NUMBER        RANGE OF    WEIGHTED AVERAGE
                                  OF OPTIONS    EXERCISE PRICE  EXERCISE PRICE
                                  ----------    -------------- ----------------
Balance as of January 3, 2000 .    1,428,609    $1.56 -   18.81   $  8.18
  Granted .....................      818,803            $ 12.25   $ 12.25
  Exercised ...................          (55)           $ 10.94   $ 10.94
  Canceled/Expired ............     (143,192)   $8.93 -   12.25   $ 11.00
                                   ---------
Balance as of January 1, 2001 .    2,104,165    $1.56 -   18.81   $  9.62
  Granted .....................    1,377,234            $ 12.25   $ 12.25
  Exercised ...................       (5,349)   $5.30 - $ 12.25   $  7.31
  Canceled/Expired ............     (210,445)   $8.93 - $ 12.25   $ 11.93
                                   ---------
Balance as of December 31, 2001    3,265,605    $1.56 - $ 18.81   $ 10.59
  Granted .....................      501,518    $6.00 - $ 12.25   $ 10.40
  Exercised ...................      (32,142)           $ 10.94   $ 10.94
  Canceled/Expired ............     (328,649)   $6.11 - $ 12.25   $ 12.09
                                   ---------
Balance as of December 30, 2002    3,406,332    $1.56 - $ 18.81   $ 10.41
                                   =========

     There were approximately 1.8 million, 1.5 million and 1.1 million options exercisable under the Plans as of December 30, 2002, December 31, 2001 and January 1, 2001, respectively.

     Summarized information about the Company's stock options outstanding and exercisable at December 30, 2002 is as follows:

                                                                 OUTSTANDING                                     EXERCISABLE
                                               -----------------------------------------------        -----------------------------
                                                                  REMAINING
                                                                   AVERAGE            AVERAGE                              AVERAGE
       EXERCISE PRICE RANGE                        OPTIONS          LIFE               PRICE             OPTIONS            PRICE
       --------------------                     ------------  -----------------   ------------        ------------        ---------
$1.56 ................................             171,234       3.6 years           $    1.56          171,234           $    1.56
$5.30 - $6.11 ........................             475,518       5.8 years           $    5.55          336,409           $    5.33
$8.93 - $12.25 .......................           2,702,436       7.4 years           $   11.71        1,251,116           $   11.10
$14.88 - $18.81 ......................              57,144       0.1 years           $   15.86           57,144           $   15.86


13.  DEFINED CONTRIBUTION PLAN

     The Company has a 401(k) Plan (the "Plan") for all qualified employees. The Plan provides for a matching employer contribution of twenty-five percent of up to four percent of the employees' deferred savings. The employer contributions vest over five years. The deferred amount cannot exceed fifteen percent of an individual participant's compensation in any calendar year. The Company's contribution to the Plan was $35,380, $26,115 and $21,635 for fiscal years 2002, 2001 and 2000, respectively.

14.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     As of December 30, 2002 the Company is committed under lease agreements expiring through 2014 for occupancy of its retail restaurants (excluding leases for retail restaurants not yet opened as of December 30, 2002, which are disclosed separately below) and for office space at the following minimum annual rentals:

                            2003 .....   $12,082,924
                            2004 .....    12,352,035
                            2005 .....    12,520,043
                            2006 .....    12,404,946
                            2007 .....    12,260,853
                            Thereafter    44,154,542

     Amounts shown are net of approximately $2.5 million of sublease rental income under non-cancellable subleases. Rental expense for the fiscal years ended 2002, 2001 and 2000 totaled $10,434,766, $9,096,207 and $6,184,680 , respectively. Certain lease agreements have renewal options ranging from 3 years to 15 years. In addition, certain leases obligate the Company to pay additional rent if restaurant sales reach certain minimum levels (percentage rent). Amounts incurred under these additional rent provisions were $217,075, $168,451 and $174,402 for fiscal years 2002, 2001 and 2000, respectively.

     As of December 30, 2002, future minimum rental payments required under non-cancelable operating leases for retail restaurants, which were not yet opened as of December 30, 2002, are as follows:

                            2003 .....   $ 1,660,839
                            2004 .....     2,209,670
                            2005 .....     2,322,144
                            2006 .....     2,350,189
                            2007 .....     2,405,282
                            Thereafter    13,521,350

     Certain of the Company's lease agreements provide for scheduled rent increases during the lease term, or for rental payments commencing at a date other than the date of initial occupancy. In accordance with SFAS No. 13, "Accounting for Leases," rent expense is recognized on a straight-line basis over the term of the respective leases. The Company's obligation with respect to these scheduled rent increases has been presented as a long-term liability in other liabilities in the accompanying consolidated balance sheets.

     As of December 30, 2002, the Company had outstanding approximately $368,000 in standby letters of credit, which were given as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks. Such deposits are not available for withdrawal, amounted to approximately $368,000 at December 30, 2002 and are included as a component of Intangible, Security Deposits and Other Assets in the accompanying consolidated balance sheet.

     In fiscal 2000 and 2001, the Company recorded a provision of approximately $477,000 and $6,411,000 respectively, and in 2002 the Company recorded a credit of approximately $1,165,000, relating to lease commitments for restaurants the Company has closed or is committed to close. During fiscal 2002, the Company made cash payments totaling approximately $411,000 for those restaurants' leases.

     As of December 30, 2002, future minimum lease payments related to restaurants that have been closed or are committed to be closed is approximately $12.6 million, with remaining lease terms ranging from 6 to 12 years.

     Other liabilities in the accompanying consolidated balance sheet as of December 30, 2002 include $6,625,570 in accrued lease termination costs (including a current portion of $671,601) and $3,794,354 in accrued contractual lease increases. Other liabilities as of December 31, 2001 include $8,201,674 in accrued lease termination costs (including a current portion of $1,678,880) and $3,008,570 in accrued contractual lease increases.


PURCHASE COMMITMENT

     During fiscal year 1999, the Company entered into an exclusive coffee supply agreement with an unrelated third party ("Supplier"). The agreement calls for minimum purchases, in terms of both quantity and price, to be made by the Company of coffee beans and related products. The agreement is in effect through December 2003 but may be terminated by the Company or the Supplier provided 180 days notice is given in advance of such termination. The Company is obligated to purchase approximately $1.1 million of roasted coffee between now and fiscal year end 2003 under the terms of that agreement.

     During fiscal year 2002, the Company entered into a beverage marketing agreement with the Coca-Cola Company. Under the agreement, the Company is obligated to purchase approximately 2.0 million gallons of fountain syrups at the then-current annually published national chain account prices.

     During 2002, the Company received $600,000 in allowances from food and beverage suppliers, which is being recognized ratably based on actual product purchased. The Company may receive additional amounts if certain purchase levels are achieved.

SELF-INSURANCE

     The Company has a self-insured group health insurance plan. The Company is responsible for all covered claims to a maximum liability of $50,000 per participant during a plan year. Benefits paid in excess of $50,000 are reimbursed to the plan under the Company's stop loss policy. In addition, the Company also has an aggregate stop loss policy whereby the Company's liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years' claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. Group health insurance expense for the fiscal years 2002, 2001 and 2000 was approximately $1,108,000, $968,000 and $800,000, respectively.

LITIGATION

     From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management and counsel, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

     The Company has been named as a defendant in several purported class action complaints (see Note 17).

EMPLOYMENT AGREEMENTS

     During fiscal 2002, the Company entered into employment agreements with certain officers and employees. The term of each agreement is for three years with each agreement expiring in 2005. The Company's aggregate remaining obligations under these employment agreements was approximately $3.4 million as of December 30, 2002.

15.  RELATED PARTY TRANSACTIONS

     The Company incurs fees with a legal firm, a partner of which is an owner of less than 0.5% of the Company's equity securities, and is also the father of the Company's Chief Executive Officer. This firm provides legal services on behalf of the Company, which amounted to approximately $575,000, $71,000 and $41,000 for the fiscal years 2002, 2001 and 2000. Furthermore, the Company engages a public relations firm that is partially owned by a family member of a founding shareholder of the Company. This firm provides public relations services to the Company, which amounted to approximately $235,000, $146,000 and $67,000 for fiscal years 2002, 2001 and 2000, respectively. Management of the Company believes that these related party transactions were effected on a basis that approximates fair market value. Subsequent to December 30, 2002 the relationship with the public relations firm has been terminated.

16.  EFFECT OF THE EVENTS OF SEPTEMBER 11, 2001

     As a result of the events of September 11, 2001, a Company owned restaurant location and a kiosk that had operated in the World Trade Center in New York City were destroyed. Additionally, due to its proximity to the World Trade Center, another restaurant in the World Financial Center was closed after the attacks and was reopened in September 2002. The Company and its insurer, and its insurance broker are in disagreement over the amount of insurance coverage for these locations. Consequently, approximately $1.3 million has been included in the 2001 provisions for asset impairments and disposals. The loss is net of approximately $1.0 million received or recoverable by the Company from property and casualty insurance. .During fiscal 2002 the Company received $320,000 for business interruption insurance claims which has been recorded as other income in the accompanying statement of operations. Any future amounts received will be recognized in income when received, or earlier, if the Company is notified of the amount of claims approved by its insurers.


17.  SUBSEQUENT EVENTS

     During the first quarter of Fiscal 2003, The Company announced its intention to create a franchising and area development program. While management expects that Company owned stores will always be an important part of our new store growth, it believes that incorporating a franchising and area developer model into the Company's strategy will position the Company to maximize the market potential for the Cosi brand and concept consistent with our available capital and thus maximize shareholder value. The Company also announced that its Chairman and CEO had resigned, and that it was slowing the growth of its company owned stores, and that it expected to record a one-time charge of approximately $1.7 million in the first quarter of 2003 to provide for severance costs related to the executive and general and administrative staff reductions.

     Subsequent to making that announcement on February 3, 2003, the board determined that additional changes to executive management are appropriate, and now expect that the charge in the first quarter of 2003 to provide for severance costs related to the executive and general and administrative staff reductions will be approximately $3.7 million.

     In addition, during the first quarter of 2003, the Company expects to record additional charges of $2.1 million to write down assets at three restaurant locations that were closed during the first quarter of 2003, and on 25 locations which were in our development pipeline, but which have been cancelled.

     During the first quarter of 2003, the Company obtained a $3 million line of credit (the "Loan") from a bank to be used for general corporate purposes. The Loan bears interest at 75 basis points over the bank's prime lending rate and is secured by all of our tangible and intangible property, other than equipment pledged to secure our equipment loan credit facility (see page F-12). The Loan matures in May 2004. We have agreed to pay the bank fees and expenses of approximately $22,000 upon funding of the Loan. The Loan is guaranteed, jointly and severally, by Eric J. Gleacher, one of our Directors; Charles G. Phillips, one of our shareholders an entity related to ZAM Holdings, LP, our largest shareholder (together, "the Guarantors"). At any time during the term of the Loan, the Guarantors have the right to require the bank to assign the Loan to the Guarantors. If the Loan has not been assigned by the bank to the Guarantors, and has not been paid in full by August 15, 2003, then the bank is required to assign the Loan to the Guarantors. If approved by our shareholders, upon assignment of the loan to the Guarantors, the loan will be convertible into shares of our common stock, under certain circumstances, at the option of the Guarantors, at a conversion price equal to the lesser of $1.50 or 85% of the weighted average price per share of our common stock for the fifteen trading day period ending three trading days before the conversion date.

     The Company currently anticipate making a rights offering (the "Offering") to existing shareholders to raise approximately $12 million. The Company currently anticipates that the Offering will give existing shareholders the right to purchase shares of common stock at a purchase price per share equal to the lesser of $1.50 or 85% of the weighted average price per share of common stock for the fifteen trading day period ending three trading days before the expiration date of the Offering. A group of shareholders, including the Guarantors, have indicated that they will commit to purchase shares in the offering, or provide other funding support, in the amount of $8.5 million of the $12 million offering. This shareholder group's commitment to purchase shares in the Offering will be subject to shareholder approval of the equity conversion feature of the Loan.

     The terms of the Loan and the Offering were reviewed and approved by a committee of our board comprised of disinterested directors.

     The Company intends to file a registration statement with the Securities and Exchange Commission relating to the Offering. The timing and completion of the Offering is subject to market conditions and other contingencies. There can be no assurance that the Company will be able to complete the Offering on terms acceptable to the Company or at all. The Offering will only be made pursuant to a prospectus filed with the Securities and Exchange Commission.

     On March 31, 2003 Mr. William D. Forrest joined our Board of Directors, and was elected Chairman of the Board. Mr. Forrest is a Managing Director at Gleacher Partners, L.L.C. Eric Gleacher, who was previously Chairman of the Board, will remain a Director. The Company also announced that Jay Wainwright will as interim Chief Executive Officer until a successor is hired, and Nick Marsh will be stepping down as Chief Operating Officer, and will be leaving the Company.

      On February 5, 2003, a purported shareholder class action complaint was filed in the United States District Court for the Southern District of New York (the "Court"), alleging that the Company and various of its officers and directors and the Underwriter violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by misstating, and by failing to disclose, certain financial and other business information (Sheel Mohnot v. Cosi, Inc., et al., No. 03 CV 812). At least six additional class action complaints with similar allegations were later filed (collectively, the "Securities Act Litigation"). The Securities Act Litigation is brought on behalf of a purported class of purchasers of the Company's stock allegedly traceable to its November 22, 2002 initial public offering ("IPO"). The complaints in the Securities Act Litigation generally claim that at the time of the IPO, the Company's offering materials failed to disclose that the funds raised through the IPO would be insufficient to implement the Company's expansion plan; that it was improbable that the Company would be able to open 53 to 59 new stores in 2003; that at the time of the IPO, Cosi had negative working capital and therefore did not have available working capital to repay certain debts; and that the principal purpose for going forward with the IPO was to repay certain existing shareholders and members of the Board of Directors for certain debts and to operate the Company's existing restaurants.

      On February 21, 2003, a purported shareholder class action complaint was filed in the Court alleging that the Company and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10-b promulgated thereunder, by issuing a series of material misrepresentations to the market between November 22, 2002 and February 4, 2003 (the "Class Period") (Georgette Pacia v. Cosi, Inc. et al., No. 03-CV-1156) (the "Securities Exchange Act Litigation"). The emphasis of the allegations in the complaint in the Securities Exchange Act Litigation is that the defendants knowingly or recklessly caused misrepresentations and omissions to be made regarding the Company's operating condition and future business prospects. Among other things, plaintiffs in the Securities Exchange Act Litigation allege that defendants failed to disclose that the funds raised by the IPO would be insufficient to implement the Company's expansion plan; that at the time of the IPO, defendants should have known that the costs of expansion would be greater than the cash available to the Company, making it improbable that the Company would be able to successfully continue to open new stores at the pace announced by the Company; and that defendants failed to disclose that a reduction in the offering price of the IPO would result in the Company being forced to abandon its growth strategy.

      The plaintiffs in the Securities Act Litigation and the Securities Exchange Act Litigation (the "Litigations") generally seek to recover compensatory damages, expert fees, attorneys' fees, costs of Court and pre- and post-judgment interest. The Underwriter is seeking indemnification from the Company for any damages assessed against it in the Securities Act Litigation. The Litigations are at a preliminary stage, and the Company expects that these related lawsuits will be consolidated into a single action. The Company believes that it has meritorious defenses to these claims, and intends to vigorously defend against them.

18. SELECTED QUARTERLY OPERATING DATA (UNAUDITED)

     The following table contains selected unaudited statement of operations information for each quarter of fiscal 2002 and 2001. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited quarterly results were as follows:

                                                   2001                                                2002
                              ------------------------------------------------- ---------------------------------------------------
                                   Q1         Q2          Q3            Q4           Q1           Q2           Q3           Q4
                              ----------- ----------- -----------  ------------ ------------ -----------  ------------  -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales ....................$ 15,855.9  $ 18,463.8   $ 18,217.0   $ 17,647.4   $ 18,052.1   $ 20,919.9   $ 22,085.5   $ 23,366.7
Cost of goods sold ...........   4,205.6     4,871.7      4,817.3      4,897.1      4,853.4      5,645.6      5,861.5      6,337.0
Restaurant operating
 expenses ....................   9,976.1    11,586.2     11,984.7     11,567.5     11,127.0     12,366.5     13,160.6     14,198.6
Total costs of
 sales .......................  14,181.7    16,457.9     16,802.0     16,464.6     15,980.4     18,012.1     19,022.1     20,535.6
General and
 administrative
 expenses ....................   3,735.2     4,534.5      4,528.4      5,563.4      4,620.3      4,227.6      4,051.7      4,912.1
Depreciation and
 amortization ................   2,021.9     2,126.9      1,243.0      1,298.2      1,210.3      1,335.5      1,602.2      1,703.2
Restaurant
 pre-opening
 expenses ....................     253.6       320.0        407.9        457.3        111.4        286.1        542.3        905.3
Provision for losses
 on asset impairments
 and disposals ...............      90.4          --      1,561.9      6,834.0           --          7.3           --      1,049.2
Lease termination
 costs .......................     578.3          --      1,647.1      4,185.3           --           --           --     (1,165.0)
Operating income
 (loss) ......................  (5,005.2)   (4,975.5)    (7,973.3)   (17,155.4)    (3,870.3)    (2,948.7)    (3,132.8)    (4,573.7)
Interest income ..............      60.8       105.9        146.9         26.9         29.9         32.4         20.0         16.0
Interest expense .............     (75.5)      (92.1)       (84.0)      (276.0)      (301.4)      (245.6)      (232.5)      (413.1)
Amortization of deferred
financing cost & debt discount     (22.9)      (22.9)       (22.9)       (58.1)       (86.4)       (62.4)      (230.5)      (169.7)
Loss on Early Extinguishment
of Debt ......................        --          --           --           --           --           --           --     (5,083.2)
Other income
 (expense) ...................        --          --           --           --           --           --        380.4           .5
Net income (loss) ............  (5,042.8)   (4,984.6)    (7,933.3)   (17,462.6)    (4,228.2)    (3,224.3)    (3,195.4)   (10,223.2)
Preferred stock
 dividends ...................  (1,312.7)   (1,639.4)    (1,836.0)    (1,890.0)    (1,960.5)    (2,383.4)    (2,432.8)    (1,416.9)
Net income (loss)
 attributable to
 common
 stockholders ................  (6,355.5)   (6,624.0)    (9,769.3)   (19,352.6)    (6,188.7)    (5,607.7)    (5,628.2)   (11,640.1)
Net income (loss) per
 common share ................     (1.41)      (1.47)       (2.17)       (4.29)       (1.37)       (1.23)       (1.24)       (1.23)
Shares used in
 computing net loss
 per common share (in
 thousands) ..................     4,504       4,505        4,508        4,511        4,527        4,544        4,545        9,434

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULE

To the Board of Directors
Cosi, Inc.

     We have audited the consolidated financial statements of Cosi, Inc. as of December 30, 2002 and December 31, 2001, and for each of the three years in the period ended December 30, 2002, and have issued our report thereon dated February 19, 2003, except for Note 17 as to which the date is March 31, 2003. (included elsewhere in this Annual Report on Form 10K) Our audits also included the financial statement Schedule II -- Valuation and Qualifying Accounts included in this Annual Report on Form 10K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ ERNST & YOUNG LLP

New York, New York
February 19, 2003

                                                                     SCHEDULE II

                           COSI, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDING DECEMBER 30, 2002

                                                                  BALANCE AT    CHARGED TO   CHARGED TO
                                                                  BEGINNING     COSTS AND   OTHER ACCOUNTS DEDUCTIONS   BALANCE AT
                             DESCRIPTION                          OF PERIOD     EXPENSES      (DESCRIBE)   (DESCRIBE)  END OF PERIOD
                             -----------                          ---------     --------      ----------   ----------  -------------
                                                                                                           (IN $000S)
JANUARY 1, 2001
  Allowance for doubtful accounts
     receivable ..............................................        306.9         88.1            --        (28.0)(a)        367.0
  Lease termination reserve ..................................      3,437.1        477.3            --       (914.4)(b)      3,000.0
  Accrued merger and integration
     costs ...................................................        639.3         55.7            --       (695.0)(c)           --
DECEMBER 31, 2001
  Allowance for doubtful accounts
     receivable ..............................................        367.0          3.6            --       (150.8)(a)        219.8

  Lease termination reserve ..................................      3,000.0      6,410.8            --      (1,209.1)(b)     8,201.7
DECEMBER 30, 2002
  Allowance for doubtful accounts
     receivable ..............................................        219.8         27.0            --        (14.7)(a)        232.1
  Lease termination reserve ..................................      8,201.7      (1,165.0)          --       (411.1)(b)      6,625.6


NOTES:

(a)  Write-off of uncollectable accounts.

(b)  Payments to landlords and others for leases on closed stores.

(c)  Payments of merger and integration costs.

ITEM 16.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.  Exhibits

EXHIBIT
 NUMBER                             DESCRIPTION OF EXHIBIT
---------       ----------------------------------------------------------------
    2.1#   --   Merger Agreement by and among Xando, Incorporated, Xando
                Merger Corp. and Cosi Sandwich Bar, Inc., dated as of
                October 4, 1999. (Filed as exhibit 2.1 to the Company's
                Registration Statement on Form S-1, file #333-86390)
     3.1   --   Amended and Restated Certificate of Incorporation of Cosi, Inc.
     3.2   --   Amended and Restated By-Laws of Cosi, Inc.
    4.1#   --   Form of Certificate of Common Stock.  (Filed as exhibit 4.1 to the Company's Registration Statement on Form S-1,
                file #333-86390)
     4.2   --   Rights Agreement between Cosi, Inc. and American
                Stock Transfer and Trust Company as Rights Agent.
    4.3#   --   Amended and Restated Registration Agreement, dated as of
                March 30, 1999. (Filed as exhibit 4.3 to the Company's
                Registration Statement on Form S-1, file #333-86390)
   10.1#   --   Amended and Restated Cosi Stock Incentive Plan.
               (Filed as exhibit 10.1 to
                the Company's Registration Statement on Form S-1,
                file #333-86390)
   10.2#   --   Cosi Employee Stock Purchase Plan. (Filed as exhibit 10.2 to the Company's Registration Statement on Form S-1,
                file #333-86390)
   10.3#   --   Cosi Non-Employee Director Stock Incentive Plan.
                (Filed as exhibit 10.3 to
                the Company's Registration Statement on Form S-1,
                file #333-86390)
   10.4#   --   Cosi Sandwich Bar, Inc. Incentive Stock Option Plan
                (Filed as exhibit 10.4 to
                the Company's Registration Statement on Form S-1,
                file #333-86390)
 10.5.1#   --   Employment Agreement between Cosi and Jay Wainwright,
                effective as of January 1, 2002.. (Filed as exhibit 10.5.2 to the Company's Registration Statement on Form S-1,
                file #333-86390)
 10.5.2#   --   Employment Agreement between Cosi and Nick Marsh, effective as of January 1, 2002..(Filed as exhibit 10.5.3 to the Company's
                Registration Statement on Form S-1, file #333-86390)
 10.5.3#   --   Employment Agreement between Cosi and David Orwasher,
                effective as of January 1, 2002.. (Filed as exhibit 10.5.4 to the Company's Registration Statement on Form S-1,
                file #333-86390)
   10.6#   --   Amended and Restated Distributor Service Agreement between
                Cosi and Maines Paper & Food Service, Inc., dated as of
                June 18, 2002.(1) . (Filed as exhibit 10.6  to the Company's
                Registration Statement on Form S-1, file #333-86390)
   10.7#   --   Form of Senior Secured Note and Warrant Purchase Agreement
               (Filed as exhibit 10.7 to
                the Company's Registration Statement on Form S-1,
                file #333-86390)
   21.1#   --   Subsidiaries of Cosi, Inc.. (Filed as exhibit 21.1 to the
                Company's Registration Statement on Form S-1, file #333-86390)
    99.1  ---   Certification of the Chief Executive Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.
    99.2  ---   Certification of the Chief Financial Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

#    previously filed

(1) Portions of Exhibit 10.6 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.