Form 10-K/A
period 2002-12-30
COSI INC
filed 2003-04-01
CIK 1171014

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                              ---------------------

                                   Form 10-K/A


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

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This Form 10-K/A is being filed solely to correct a filing error on the signature page and to correct a typographical error in footnote #5 to the financial statements relating to the January 1, 2001 as adjusted net loss.

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


The information required by this item is listed in Item 16 (a) of Part IV of this Form 10-K/A.



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


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has been signed by the following persons in the capacities and on the date indicated:

---------------------------- --------------------------- ----------------------
        SIGNATURE                     TITLE                       DATE
---------------------------- --------------------------- ----------------------
/s/ Jay Wainwright           Chief Executive Officer
---------------------------- --------------------------- ----------------------
Jay Wainwright
---------------------------- --------------------------- ----------------------

---------------------------- --------------------------- ----------------------
/s/ Terry Diamond            Director                       March 31, 2003
---------------------------- --------------------------- ----------------------
Terry Diamond
---------------------------- --------------------------- ----------------------

---------------------------- --------------------------- ----------------------
/s/ Creed L. Ford III        Director                       March 31, 2003
---------------------------- --------------------------- ----------------------
/ Creed L. Ford III
---------------------------- --------------------------- ----------------------

---------------------------- --------------------------- ----------------------
/s/ Eric Gleacher            Chairman                       March 31, 2003
---------------------------- --------------------------- ----------------------
Eric Gleacher
---------------------------- --------------------------- ----------------------

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

In accordance with SFAS 142, the effect of this change is reflected prospectively. The following table reflects consolidated results of operations adjusted as though the adoption of SFAS 141 and 142 occurred as of January 2, 2001:

                                                    YEAR ENDED
                                   ------------    ------------    ------------
                                   DECEMBER 30,    DECEMBER 31,     JANUARY 1,
                                      2002            2001             2001
                                   ------------    ------------    ------------

Net loss:
   As reported ..................  $(20,871,051)   $(35,423,343)   $(23,230,027)
   Indefinite-lived
    intangibles amortization ....            --           9,400           8,400
                                   ------------    ------------    ------------
   As adjusted ..................  $(20,871,051)   $(35,413,943)   $(23,221,627)
                                   ============    ============    ============


      Intangible assets consist of the following:

                                    DECEMBER 30,  DECEMBER 31,
                                        2002         2001
                                     ----------   ----------

                   Liquor Licenses   $  903,806   $  527,679
                   Trademarks ....      459,339      443,941
                                     ----------   ----------
                                     $1,363,145   $  971,620
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