Form 10-K/A
period 2002-12-30
COSI INC
filed 2003-04-29
CIK 1171014

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2


                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2002.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________.

                        COMMISSION FILE NUMBER 000-27081

                                   Cosi, Inc.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                      06-1393745
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                 242 WEST 36TH STREET, NEW YORK, NEW YORK 10018
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (212) 653-1600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

      TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE

 Common Stock, $0.01 par value                    NASDAQ National Market

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

            Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] or No [X]

            The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based upon the closing sale price of its common stock on December 30, 2002, on the NASDAQ National Market, was approximately $67.2 million. The registrant did not have a class of publicly traded securities as of July 1, 2002.

            As of March 31, 2003, there were 16,580,031 shares of the registrant's common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............1

ITEM 11.    EXECUTIVE COMPENSATION...........................................4

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..10

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................13


                                    PART IV

ITEM 16.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K........................................................15

SIGNATURES..................................................................16

                                    PART III


      Items 10, 11, 12 and 13 to the Annual Report on Form 10-K of Cosi, Inc. ("Cosi," or the "Company") for the year ended December 30, 2002, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2003, and as amended on Form 10-K/A filed with the SEC on April 1, 2003, are hereby amended and restated in their entirety as follows.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION REGARDING DIRECTORS AND OFFICERS

      The table below sets forth the names and ages of the directors and the executive officers of the Company as of April 28, 2003, as well as the positions and offices held by such persons. A summary of the background and experience of each of these individuals is set forth after the table.

           NAME             AGE            POSITION(S) WITH COSI
-------------------------- ----- -----------------------------------------------
  Jay Wainwright            32   President, Chief Executive Officer and
                                 Director

  Kenneth S. Betuker        50   Chief Financial Officer, Treasurer and
                                 Secretary

  David Orwasher            47   Chief Development Officer

  Nick Marsh                34   Chief Operating Officer and Director (1)

  Gilbert Melott            39   Vice President of People

  James M. Riley, Jr.       39   Vice President of Store Development

  Charles Gray              30   Vice President of Information Systems

  William D. Forrest        42   Chairman of the Board

  Terry Diamond             64   Director

  Creed L. Ford, III        50   Director

  Eric J. Gleacher          63   Director

  D. Ian McKinnon           36   Director

  Jeffrey M. Stork          47   Director

  Greg Woolley              29   Director

-----------------------
(1) Mr. Marsh's employment as Chief Operating Officer of the Company will terminate as of April 30, 2003.

      JAY WAINWRIGHT, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Wainwright, a founder of Cosi Sandwich Bar, Inc., served as Chairman and Chief Executive Officer of that entity from its inception in 1996 until its merger with Xando, Incorporated, in 1999. Mr. Wainwright currently serves as interim President and Chief Executive Officer of the Company. Mr. Wainwright received a Bachelor of Arts degree from Hamilton College. Mr. Wainwright is the nephew of Eric J. Gleacher, one of our directors.

      KENNETH S. BETUKER, CHIEF FINANCIAL OFFICER, TREASURER AND SECRETARY. Mr. Betuker has served as Chief Financial Officer and Treasurer of Cosi since May 2000 and as its Secretary since February 2003. Prior to joining Cosi, Mr. Betuker was the Chief Financial Officer at Noodle Kidoodle, Inc., from 1996 to May 2000, and the Chief Financial and Administrative Officer of First National Supermarkets, Inc. (a subsidiary of Royal Ahold, NV), from 1986 to 1996. Mr. Betuker graduated from Cleveland State University, cum laude, with a Bachelor of Science degree, and was awarded a Masters Degree in Business Administration, with Highest Distinction, from Babson College.

      NICK MARSH, DIRECTOR. Mr. Marsh, a founder of Xando Coffee and Bar, served as President of that entity from its incorporation in 1994 until the merger with Cosi Sandwich Bar, Inc., in 1999. Mr. Marsh will serve as Chief Operating Officer of the Company until April 30, 2003. Prior to founding Xando Coffee and Bar, Mr. Marsh was a management consultant with the strategy firm of Marakon Associates and was Vice President of Mergers and Acquisitions for Shawmut Bank in Hartford, Connecticut, for two years. Mr. Marsh graduated from Princeton University, cum laude, in 1990, with a Bachelor of Arts Degree.

      DAVID ORWASHER, CHIEF DEVELOPMENT OFFICER. Mr. Orwasher joined Cosi as Chief Development Officer in December 2001. From 1996 to 2000, Mr. Orwasher served as Vice President of Development and Asset Management for the Eastern U.S. for Starbucks Corporation, where he helped build the real estate development and asset management organization and helped open over 400 stores in numerous markets in the Eastern U.S. Prior to joining Cosi, from 2000 to 2001, Mr. Orwasher served as the Chief Development Officer for Zoots, a dry cleaning company founded by Tom Stemberg and Todd Krasnow of Staples, Inc. Before joining Starbucks Corporation, Mr. Orwasher spent five years as Associate Counsel and Director of Leasing and Brokerage for the Breslin Realty Development Corp., in addition to spending approximately five years with the real estate group at Marriott International, Inc., and two years with the Friendly Restaurant Division of Hershey Foods Corporation. Mr. Orwasher is a graduate of Vassar College, receiving a Bachelor of Arts degree in Environmental Science, and earned a Juris Doctor degree from Pace University. He is a licensed attorney and is admitted to practice in the states of New York and Connecticut.

      GILBERT MELOTT, VICE PRESIDENT OF PEOPLE. Mr. Melott has served as the Company's Vice President of People since December 2001. From December 1995 to November 2001, Mr. Melott was Executive Director of Training and Vice President of People, Process and Education at Bennigan's. Prior to joining Bennigan's, Mr. Melott was a Division Director of Human Resources at Sheraton Holding Corporation in Boston, Massachusetts, and spent four years as Divisional Training and Development Manager at TGI Friday's. Mr. Melott is a nationally recognized expert in generational workplace studies and recipient of Industry of Choice awards for achievement in training and education. Mr. Melott received a Bachelor of Science degree in Marketing and Organizational Communication from Fordham University in 1985.

      JAMES M. RILEY, JR., VICE PRESIDENT OF STORE DEVELOPMENT. Mr. Riley has served as the Company's Vice President of Store Development since May 2000. Prior to joining Cosi, he was Chief Development Officer for Corners, Inc., from January 1998 to April 2000. Prior to joining Corners, Inc., Mr. Riley was with Boston Chicken, Inc., and Einstein Bros. Bagels, where he participated in opening over 200 store locations. Mr. Riley has a Bachelor's degree in Construction Management and Architectural Engineering from Wentworth Institute of Technology in Boston, Massachusetts.

      CHARLES GRAY, VICE PRESIDENT OF INFORMATION SYSTEMS. Mr. Gray currently serves as the Company's Vice President of Information Systems and has been with Cosi since September 1998. Mr. Gray is a ten-year veteran in the food service industry, having served as Director of Training for RANCH *1, Inc., from 1996 to 1998, Director of Operation Services for Einstein Bros. Bagels from 1995 to 1996, and Assistant Director of Training for Boston Market Corporation from 1992 to 1995. Mr. Gray is a graduate of the State University of New York at Albany.

      WILLIAM D. FORREST, CHAIRMAN OF THE BOARD. Mr. Forrest joined the Company's Board of Directors on March 31, 2003. Since 2001, Mr. Forrest has headed the Restructuring Group at Gleacher & Co. Mr. Forrest has served as a corporate restructuring professional since 1988 and, in 1997, he attained the designation Certified Turnaround Professional ("CTP"). The CTP designation establishes stringent criteria for practical experience, knowledge and ethical integrity for the Corporate Renewal Industry. Prior to joining Gleacher & Co., Mr. Forrest was a Managing Director of Catterton-Forrest LLC (a division of Catterton Partners), where he was responsible for the acquisition and management of portfolio companies, focused exclusively on the troubled business space. From 1997 to 1999, Mr. Forrest was crisis manager/interim CEO for Fine Host Corporation, a $330 million publicly traded, food service company, where he completed the successful turnaround by negotiating a comprehensive balance sheet restructuring utilizing a pre-negotiated Chapter 11 bankruptcy proceeding and by implementing a strategic integration plan of acquired companies for this 23-subsidiary operating company. Mr. Forrest received a Bachelor of Arts degree from Cornell University. His work has been published in the American Bankruptcy Journal and he has been a featured speaker for organizations including the Turnaround Management Association.

      TERRY DIAMOND, DIRECTOR. Mr. Diamond, a director of the Company since February 2001, has served as Chairman of Talon Asset Management, which manages individual investment advisory accounts and is the sub-agent with investment responsibility for the ABN Amro Talon Fund, since 1996. Mr. Diamond also is the Managing Member of Talon Opportunity Partners LLC, as well as the General Partner of Talon Opportunity Partners, L.P. Mr. Diamond has acted as a consultant and board member to many private, public and philanthropic organizations. Currently, Mr. Diamond is a Board Member of Venetec International, Inc. and PlayNetwork, Inc. Mr. Diamond received a Bachelor of Science degree from the University of Michigan in 1960 and a Juris Doctor degree from the University of Chicago Law School in 1963.

      CREED L. FORD, III, DIRECTOR. Mr. Ford has been a director of the Company since March 1997. Mr. Ford has been Chairman and Co-Chief Executive Officer of Fired Up, Inc., the parent company of Johnny Carino's Country Italian restaurants and Gumbo's Louisiana Style Cafe, since 1997, and the President of Ford Restaurant Group, a Chili's Grill & Bar franchisee, since 1997. From 1976 through 1997, Mr. Ford served in various capacities, including Chief Operating Officer, at Brinker International, Inc. As Chief Operating Officer and Director, Mr. Ford oversaw all operations at Brinker for all of its restaurant concepts. Mr. Ford serves on the boards of Rudy's BBQ, Texas Restaurant Association Education Foundation, Texas A&M Center of Entrepreneurship and Fired Up, Inc.

      ERIC J. GLEACHER, DIRECTOR. Mr. Gleacher has been a director since 1996 and has been Chairman of Gleacher Partners LLC since 1990. Mr. Gleacher founded the Mergers and Acquisitions department at Lehman Brothers Inc. in 1978 and headed Global Mergers and Acquisitions at Morgan Stanley from 1985 to 1990. Mr. Gleacher currently serves on the boards of the University of Chicago and New York University and is Secretary of the United States Golf Association. Mr. Gleacher received a Masters of Business Administration from the University of Chicago and a Bachelor of Arts degree from Northwestern University and served as a U.S. Marine Infantry Officer in the 1960s. Mr. Gleacher is the uncle of Jay Wainwright.

      D. IAN MCKINNON, DIRECTOR. Mr. McKinnon has been a director of the Company since 2000 and is a partner of Ziff Brothers Investments, L.L.C. Mr. McKinnon also is the President of ZBI Equities, L.L.C., ZBI's domestic public equity investment adviser with several billion dollars under management. He currently also serves on the Board of Trustees of Occidental College. Mr. McKinnon received a Masters Degree in Business Administration from the Harvard Business School, with High Distinction as a George F. Baker Scholar. Mr. McKinnon graduated, summa cum laude and Phi Beta Kappa, from Occidental College, with a Bachelor of Arts degree in Public Policy.

      JEFFREY M. STORK, DIRECTOR. Mr. Stork has been a director of the Company since March 1995. Mr. Stork was most recently President and Chief Executive Officer of The StonCor Group from 1983 to 2000. Currently, Mr. Stork is the Managing Partner of Forms+Surfaces, LLC, a national architectural products manufacturer. Mr. Stork currently serves on the boards of Sequel Genetics, Inc., and Forms+Surfaces, LLC. Mr. Stork earned a Bachelor of Science degree in Chemical Engineering from Lehigh University.

      GREG WOOLLEY, DIRECTOR. Mr. Woolley has been a director of the Company since June 2001 and is Chief Executive Officer and a director of the LJCB Investment Group. LJCB is one of Australia's leading private investment houses. Prior to this, Mr. Woolley practiced mergers and acquisitions with Macquarie Bank Limited. Mr. Woolley currently serves on the Boards of Issues and Images, an Australian marketing communications company, and the Australian Museum of Contemporary Art. Mr. Woolley received a Bachelor of Commerce degree and a Bachelor of Law degree, with Honours, from the University of Tasmania.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Cosi's directors, executive officers and 10% stockholders to file reports of ownership and reports of changes in ownership of Cosi's common stock, $0.01 par value per share (the "Common Stock"), and other equity securities with the SEC and the Nasdaq National Market. Directors, executive officers and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to it, Cosi believes that during fiscal 2002, Cosi's directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that ZAM Holdings, L.P. and Jeffrey Stork each filed one late Form 4.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth certain summary information concerning compensation paid or accrued by the Company, to or on behalf of the Chief Executive Officer and to each of the Company's four most highly compensated executive officers other than the Chief Executive Officer during the fiscal year ended December 30, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG TERM
                                                                             COMPENSATION
                                                  ANNUAL COMPENSATION           AWARDS
                                           ------------------------------ ------------------
                                                                               SECURITIES       ALL OTHER
                                                                               UNDERLYING        COMPEN-
NAME AND PRINCIPAL POSITION         YEAR      SALARY ($)      BONUS ($)     OPTIONS/SARS (#)  SATION ($) (1)
--------------------------------- -------- ---------------- ------------- ------------------ ----------------
Andy Stenzler                       2002     222,115            68,750               ---           ---
   Chairman and Chief Executive     2001     137,500            19,342           145,782           ---
   Officer (2)

Kenneth S. Betuker
   Chief Financial Officer,         2002     215,000               ---               ---           ---
   Treasurer and Secretary          2001     215,000             9,383            99,465           ---

Nick Marsh
   Chief Operating Officer (3)      2002     174,038            68,750               ---
                                    2001     137,500            19,342           145,782           ---
                                                                                                   ---
David Orwasher
   Chief Development Officer        2002     236,539            58,000            78,573           ---
                                    2001         ---               ---            14,286           ---

James M. Riley, Jr.
   Vice President of Store          2002     191,539
   Development                      2001     185,000               ---               ---           ---
                                                                 5,578            68,096           ---

Jay Wainwright                      2002     174,038            68,750               ---           ---
   President (4)                    2001     137,500            17,689            71,915           ---


-----------------------

(1) The value of perquisites and benefits for each named executive officer does not exceed the lesser of $50,000 or 10% of such individual's total annual salary and bonus.

(2) Mr. Stenzler served as Chief Executive Officer of the Company during fiscal 2002. Mr. Stenzler resigned as Chairman and Chief Executive Officer on January 31, 2003, and Jay Wainwright has served as the Company's interim Chief Executive Officer since such date.

(3) Mr. Marsh served as Chief Operating Officer of the Company during fiscal 2002. Mr. Marsh's employment with the Company will terminate as of April 30, 2003.

(4) Mr. Wainwright served as President of the Company during fiscal 2002. As of January 31, 2003, Mr. Wainwright serves as the Company's interim President and Chief Executive Officer.


STOCK OPTION PLANS

            AMENDED AND RESTATED COSI, INC. STOCK INCENTIVE PLAN

      A total of 8,900,000 shares of Common Stock have been reserved for issuance under the Amended and Restated Cosi, Inc. Stock Incentive Plan. Shares subject to any unexercised options granted under the plan that have expired or terminated become available for issuance again under the plan. The plan provides for discretionary grants of incentive stock options, nonqualified stock options and stock appreciation rights, or SARs, to the Company's employees and consultants. The exercise price per share for an incentive stock option may not be less than 100% of the fair market value of a share of Common Stock on the grant date. The exercise price per share for a nonqualified stock option may not be less than 85% of the fair market value of a share of Common Stock on the grant date. The exercise price per share for an incentive stock option granted to a person owning stock possessing more than 10% of the total combined voting power of all classes of the Company's stock may not be less than 110% of the fair market value of a share of Common Stock on the grant date. The aggregate fair market value, determined on the date of grant, of the shares with respect to which incentive stock options are exercisable for the first time during any calendar year under all Cosi plans may not exceed $100,000. The Compensation Committee has full discretion to administer and interpret the plan, to adopt such rules, regulations and procedures as it deems necessary or advisable and to determine the persons eligible to receive options or SARs, the time or times at which the options or SARs may be exercised and whether all of the options or SARs may be exercised at one time or in increments.

      The Company may elect at any time to cancel any option or SAR granted under the plan and, in the case of an option, pay the holder of such option the excess of the fair market value of the shares subject to the option as of the date of such election to cancel over the exercise price set forth in the particular grant agreement, or, in the case of an SAR, the value of the SAR as of the date of such election. The Company also may elect at any time to convert any option granted under the plan to an SAR.

            1996 COSI SANDWICH BAR, INC. INCENTIVE STOCK OPTION PLAN

      As of April 25, 2003, options to purchase approximately 274,000 shares of Common Stock are outstanding under the Cosi Sandwich Bar, Inc. Incentive Stock Plan. Shares subject to any unexercised options granted under the plan that have expired or terminated become available for issuance again under the plan. No stock options may be granted under the plan after October 1, 2001. The Cosi Sandwich Bar, Inc. Incentive Stock Plan provides for discretionary grants of incentive stock options to certain key employees. The exercise price per share for an option may not be less than 100% of the fair market value of a share of Common Stock on the grant date. The exercise price per share for an incentive stock option granted to a person owning stock possessing more than 10% of the total combined voting power of all classes of our stock may not be less than 110% of the fair market value of a share of Common Stock on the grant date. To the extent that the aggregate fair market value of stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year (under this plan and all of the Company's other incentive stock option plans or those of its subsidiaries) exceeds $100,000, such incentive stock option shall be treated as options that are not incentive stock options. In the event that an optionee's employment is terminated by the Company, other than for cause, such optionee may exercise any exercisable options under the plan for a period of 30 days. In the event that an optionee's employment is terminated by reason of death, such optionee may exercise any exercisable options under the plan for a period of six months. In the event that an optionee's employment is terminated by the Company for cause, all options held by such optionee are immediately cancelled and the Company may require such optionee to sell to it, at a sales price equal to the lesser of the exercise price and the fair market value of the underlying shares, all shares owned by the optionee that were acquired pursuant to this plan. The Cosi Sandwich Bar, Inc. Incentive Stock Option Plan is administered and interpreted by the Board of Directors.

            COSI NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

      A total of 250,000 shares of Common Stock have been reserved for issuance under the Cosi Non-Employee Director Stock Option Plan. Shares subject to any unexercised options granted under the plan that have expired or terminated become available for issuance again under the plan. The Cosi Non-Employee Director Stock Option Plan provides for discretionary grants of non qualified stock options and SARs to the Company's non-employee directors. The Board of Directors has full discretion to administer and interpret the plan and full discretionary authority to determine the non-employee directors eligible to receive options or SARs, the time or times at which the options or SARs may be exercised and whether all of the options or SARs may be exercised at one time or in increments; provided, however, that the purchase price of shares subject to a non-qualified stock option shall not be less than 85% of the fair market value of a share of Common Stock on the grant date. Each optionee under the plan may exercise any unexpired options or SARs following a change in control of Cosi, a sale of substantially all of the assets of Cosi or shareholder approval of the dissolution of Cosi.

            EMPLOYEE STOCK PURCHASE PLAN

      The purpose of the Employee Stock Purchase Plan is to provide employees with an opportunity to purchase the Company's shares through accumulated payroll deductions. The plan provides for the grant of stock options to eligible employees. Each employee will be eligible to participate in the plan commencing on the first day of the offering period (as described below) occurring on or after the date on which the employee has been employed by the Company for six months. The plan is administered by the Compensation Committee.

      A total of 500,000 shares of Common Stock are authorized for issuance under the plan. Any eligible employee may elect to participate in the plan by authorizing the Compensation Committee to make payroll deductions to pay the exercise price of an option at the time and in the manner prescribed by the Compensation Committee. The employee may designate the amount of the payroll deduction in whole percentages, up to 10% of the employee's compensation for each payroll period in an offering period. In no event will an employee be granted an option under the plan that would permit an employee to purchase shares of Common Stock under the plan, to the extent that, immediately after the grant, such employee (i) would own Common Stock and/or hold options to purchase Common Stock possessing 5% or more of the total combined voting power or value of all classes of the Company's stock, or (ii) has the right to purchase Common Stock during any calendar year having a fair market value in excess of $25,000. Options are granted at two six-month offering periods in each calendar year. The date of grant and the date of exercise for the first option period under the plan in a given calendar year will be January 1 and June 30, respectively, and the date of grant and date of exercise for the second option period will be July 1 and December 31, respectively. As of April 25, 2003, no options have been granted under this plan. The price of stock purchased under the plan will be an amount equal to the lesser of 85% of the fair market value of the stock on the date of purchase or on the date of commencement of the applicable offering period.

STOCK OPTION GRANTS AND EXERCISES DURING THE LAST FISCAL YEAR

      The following table sets forth information concerning stock option grants made during fiscal 2002 to the executive officers named in the "Summary Compensation Table." This information is for illustration purposes only and is not intended to predict the future price of the Common Stock. The actual future value of the options will depend on the market value of the Common Stock.

                     STOCK OPTION GRANTS IN FISCAL YEAR 2002

                                INDIVIDUAL GRANTS                                   POTENTIAL REALIZABLE VALUE AT
--------------------------------------------------------------------------------    ASSUMED ANNUAL RATES OF STOCK
                                                                                    PRICE APPRECIATION FOR OPTION
                                                                                                 TERM
                                                                                   -------------------------------

                             NUMBER OF      PERCENT OF
                            SECURITIES         TOTAL
                            UNDERLYING     OPTIONS/SARS    EXERCISE
                           OPTIONS/SARS     GRANTED TO       PRICE    EXPIRATION
NAME                          GRANTED      EMPLOYEES (%)    ($/SH)       DATE           5% ($)         10% ($)
------------------------ --------------- ---------------- ---------- ------------- --------------- ---------------

Andy Stenzler                   --              --           --           --             --              --
Kenneth S. Betuker              --              --           --           --             --              --
Nick Marsh                      --              --           --           --             --              --
David Orwasher                78,573           15.7%        12.25     01/07/2012         --            464,068
James M. Riley, Jr.             --              --           --           --             --              --
Jay Wainwright                  --              --           --           --             --              --

      The following table sets forth certain summary information concerning exercised and unexercised options to purchase Cosi's Common Stock held by the executive officers named in the "Summary Compensation Table" as of December 30, 2002.

                      STOCK OPTION EXERCISES IN FISCAL YEAR
                     2002 AND FISCAL YEAR-END OPTION VALUES

                                                                    SHARES OF COMMON STOCK          VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED OPTIONS  IN-THE-MONEY OPTIONS/SARS AT
                                                                     AT FISCAL YEAR END (#)         FISCAL YEAR-END ($)
                                                                ------------------------------ -----------------------------
                                    ACQUIRED ON       VALUE
               NAME                 EXERCISE (#)  REALIZED ($)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
---------------------------------- ------------- -------------- ------------- ---------------- ------------- ---------------
Andy Stenzler                           --             --          120,172         66,602           --             --
  Chairman and Chief Executive
  Officer (1)

Kenneth S. Betuker                      --             --          20,952         107,086           --             --
  Chief Financial Officer,
  Treasurer and Secretary (1)

Nick Marsh                              --             --          120,172         66,602           --             --
  Chief Operating Officer (1)

David Orwasher                          --             --            --            92,859           --             --
  Chief Development Officer (1)

James M. Riley, Jr.                     --             --          33,905          42,764           --             --
  Vice President of Store
  Development (1)

Jay Wainwright                          --             --          379,137         62,721       401,217 (2)        --
  President

-----------------------
(1) Options owned by Messrs. Stenzler, Betuker, Marsh, Orwasher and Riley were not in-the-money as of December 30, 2002.

(2) With respect to 81,337 exercisable options owned by Mr. Wainwright, the value of unexercised in-the-money options is calculated by multiplying the number of options by the difference between the exercise price, $1.56 per share, and $5.78, the closing price of the Company's Common Stock at December 30, 2002. With respect to 120,782 exercisable options owned by Mr. Wainwright, the value of unexercised in-the-money options is calculated by multiplying the number of options by the difference between the exercise price, $5.30 per share, and $5.78, the closing price of the Company's Common Stock at December 30, 2002.

DIRECTOR COMPENSATION

      The Company currently does not compensate any non-employee member of the Board of Directors for their service as Board members, other than reimbursement for out-of-pocket expenses incurred with their service as directors. Directors will be reimbursed for out-of-pocket expenses incurred in connection with their service as directors. In addition, each non-employee director is eligible to receive awards of options under the Cosi Non-Employee Director Stock Option Plan, but no awards have been made to any of the Company's current directors. A recipient of restricted stock is entitled to vote such shares and is entitled to all dividends paid thereon, except that dividends paid in Common Stock or other property also will be subject to the same restrictions. Directors who serve either as the Company's officers or employees or as officers or employees of any of its subsidiaries will not receive any additional compensation for their services as directors.


EXECUTIVE CONTRACTS AND CHANGE-IN-CONTROL AND OTHER ARRANGEMENTS

      EMPLOYMENT AGREEMENTS WITH JAY WAINWRIGHT AND NICK MARSH. The term of each agreement is for three years with each agreement expiring in 2005, subject to automatic one-year extensions, unless the Company gives such executive at least 180 days' prior written notice of non-extension.

      The agreements provide that the Company will pay Messrs. Wainwright and Marsh annual base salaries of $175,000 each, with annual increases as provided in the respective agreements. As of January 2003, the base salaries of Messrs. Wainwright and Marsh were increased to $275,000. Each executive will be eligible to receive an annual cash bonus, with a target bonus potential equal to 50% of his respective base salary. Additionally, each executive will be granted annual options to purchase Common Stock, in accordance with the Company's current compensation plan for senior management, with initial grant targets of 86,400 shares for each of Messrs. Wainwright and Marsh.

      The agreements may be terminated by the Company for "good cause" or by the executive voluntarily, and will automatically terminate upon such executive's death, disability or retirement. If the Company does not extend an executive's employment period beyond the third anniversary of the commencement date, or if the agreement is terminated by Cosi without good cause, or if an executive terminates his employment for good reason, the Company must pay the executive
(i) his then-current annual base salary and, unless Cosi does not extend the executive's employment period beyond the third anniversary of the commencement date, non-incentive compensation, and provide the executive with his then-current benefits through the greater of two years or the date on which such executive's employment agreement expires, and (ii) an amount equal to two times the cash bonus calculated at the greater of 50% of his then-current annual base salary or the actual bonus earned by the executive for the directly preceding fiscal year, payable in bi-weekly installments over such period. All options held by the executive become 100% vested as of the date of termination. In addition, upon a change of control, all outstanding stock options held by the executive will automatically become fully vested, regardless of whether the executive terminates his employment.

      If the executive's employment agreement is terminated as a result of his death, disability or retirement, the Company is obligated to pay the executive (or his estate, as applicable), (i) his then-current annual base salary, non-incentive compensation and employee benefits for a period of one year, and
(ii) an amount equal to the executive's cash bonus calculated at the greater of 50% of his then-current annual base salary or the actual bonus earned by the executive for the directly preceding fiscal year, payable in equal installments each payday over such one-year period. All options held by the executive become 100% vested upon the executive's death, retirement or disability.

      If any of the payments provided for in the executive's employment agreement would be subject to an excise tax under the Internal Revenue Code of 1986, as amended (the "Code"), Cosi is required to pay the executive the amount necessary to fund the payment of any excise tax that the executive is required to pay, as well as all income taxes imposed on such additional payment and any interest or penalties relating to such payments. However, if a reduction of $15,000 or less of the amount paid to the executive would avoid the imposition of any excise tax, then the amount paid to the executive will be reduced by the amount necessary to avoid such imposition.

      In the event that the executive's employment is terminated for good cause or he voluntarily terminates employment, such executive will be subject to a non-compete agreement for a period of 24 months following the termination. During this 24-month period, the executive must not, directly or indirectly, personally or with other employees, agents or otherwise, or on behalf of any other person, firm or corporation, engage in any restaurant, bar, coffee shop or similar business within certain operating criteria and certain defined geographical regions.

      EMPLOYMENT AGREEMENT WITH DAVID ORWASHER. The term of Mr. Orwasher's employment agreement is for three years expiring in 2005. Mr. Orwasher received a salary of $250,000 for fiscal year 2002, and his salary will be increased annually, as provided in the agreement. Mr. Orwasher also is entitled to an annual bonus of not less than 20% of his base salary. Mr. Orwasher's annual cash bonus amount will increase based upon specific financial performance criteria for restaurants opened at real estate locations leased or acquired by Cosi during Mr. Orwasher's term of employment.

      After the second anniversary of Mr. Orwasher's employment, he is entitled to receive annual stock option grants in the minimum amount of 62,500 shares, with annual increases as provided in the agreement. If Mr. Orwasher terminates his employment for "good reason," or the Company terminates his employment without "cause," then all options granted to Mr. Orwasher become 100% vested as of the date of termination. Additionally, Mr. Orwasher will be entitled to receive the following: (i) any bonus payable pursuant to the agreement when and as it becomes due, (ii) a severance payment equal to one year's gross salary and
(iii) continuation of employee benefits for a period of one year. All stock options granted to Mr. Orwasher become 100% vested upon the sale of all or substantially all of the assets or transfer of control of Cosi.

      If Mr. Orwasher's employment agreement is terminated by us for "cause," all stock options granted to Mr. Orwasher pursuant to the employment agreement will terminate immediately. If Mr. Orwasher resigns (other than for "good reason"), or we terminate Mr. Orwasher for "cause," death or disability, Mr. Orwasher will be entitled to receive all salary and bonuses due and owing to him to the date of termination and, in the event of death or disability, any bonus payable pursuant to the employment agreement when and as it comes due.

      Mr. Orwasher has the right to terminate his employment for "good reason" if there is a change of control or the Company's business plan is substantially altered.

      SEPARATION AGREEMENT WITH ANDY STENZLER. Andy Stenzler resigned as Chairman and Chief Executive Officer of the Company, effective as of January 31, 2003, and entered into a settlement agreement with the Company, dated February 2, 2003. Pursuant to the Agreement, Mr. Stenzler will receive his then current base salary of $350,000 and non-incentive compensation (including automobile allowance) and his then current benefits for two years from January 31, 2003. Mr. Stenzler will also receive $350,000, constituting an amount equal to two times his cash bonus calculated at 50% of his then current annual base salary, paid in equal bi-weekly installments over the same two-year period. Additionally, all options to purchase shares of the Company's Common Stock held by Mr. Stenzler became 100% vested as of January 31, 2003, and will remain exercisable for two years. The Company also agreed to pay certain of Mr. Stenzler's legal expenses in an amount not to exceed $35,000 and to pay for a reasonable office and secretary for Mr. Stenzler for a period of six months. Mr. Stenzler granted the Company a customary release of claims and agreed not to compete with the Company or solicit its employees for a period 24 months.

      The Company agreed to indemnify Mr. Stenzler, to the fullest extent permitted by the Company's certificate of incorporation and by-laws, against all costs, expenses, liability and losses reasonably incurred by him in connection with any action, suit or proceeding arising out of the fact that he was a director, officer or employee of the Company. The Company also agreed that the promissory note issued by Mr. Stenzler to the Company, dated April 28, 1998, entered into in connection with Mr. Stenzler's executive stock agreement, will not mature until April 28, 2005.

      In connection with the agreement, Mr. Stenzler sold 232,652 shares of the Company's Common Stock to Eric J. Gleacher, one of the Company's directors, and Zam Holdings, L.P., the Company's largest shareholder. Mr. Stenzler agreed to use a portion of the funds from such sales to repay advances from the Company, made prior to March 4, 2002, of $112,500 plus interest.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee makes all compensation decisions. The present members of the Compensation Committee are Ian McKinnon, Jeffrey Stork and Eric
J. Gleacher. No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      As of March 31, 2003, the following are the only entities (other than the Company's employees as a group) known to the Company to be the beneficial owners of more than 5% of the Company's outstanding Common Stock.

                                                              PERCENT OF COMMON
NAME AND ADDRESS OF                 SHARES OF COMMON STOCK   STOCK BENEFICIALLY
BENEFICIAL OWNER                      BENEFICIALLY OWNED          OWNED (1)
----------------------------------- ---------------------- ---------------------

Chilton Investment Company, Inc.          1,010,391 (2)             6.1%
  1266 East Main Street, 7th Floor
  Stamford, Connecticut 06902

LJCB Nominees Pty Ltd.                      825,350                 5.0%
  161 Collins Street
  Melbourne, Australia 3000

ZAM Holdings, L.P.                        1,819,089 (3)            11.0%
  c/o PBK Holdings, Inc.
  283 Greenwich Avenue
  Greenwich, Connecticut 06830

--------------------------

(1) Ownership percentage is based on 16,580,031 shares of Common Stock outstanding as of March 31, 2003.

(2) According to the Schedule 13G, filed with the Securities and Exchange Commission (the "SEC") on February 28, 2003, by Chilton Investment Company, Inc., a Delaware corporation ("Chilton"), Chilton beneficially owns 1,010,391 shares of Common Stock with sole voting and sole dispositive power over 1,010,391 shares.

(3)  ZAM Holdings, L.P. ("ZAM"), a Delaware limited partnership, filed a
     Schedule 13G with the SEC on February 13, 2003, on behalf of ZAM, PBK Holdings, Inc., a Delaware corporation ("PBK"), and Philip B. Korsant ("Korsant"). According to the Schedule 13G, each of ZAM, PBK and Korsant beneficially own 1,819,089 shares of Common Stock, with shared voting and shared dispositive power over 1,819,089 shares.

The determination that there were no other persons, entities or groups known to the Company to beneficially own more than 5% of the Company's Common Stock was based on a review of the Company's internal records and of all statements filed with respect to the Company since the beginning of the past fiscal year with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.

SECURITY OWNERSHIP OF MANAGEMENT

   The following table sets forth certain information regarding ownership of Common Stock as of March 31, 2003, by (i) each of the members of the Company's Board of Directors, (ii) each of the Company's executive officers named in the "Summary Compensation Table" under "Executive Compensation" below and (iii) all directors and executive officers of the Company as a group. All shares were owned directly with sole voting and investment power unless otherwise indicated.

                                                          PERCENT OF COMMON
                               SHARES OF COMMON STOCK    STOCK BENEFICIALLY
NAME (1)                         BENEFICIALLY OWNED           OWNED (2)
------------------------------ ---------------------- --------------------------

Andy Stenzler (3)                      315,797 (4)               1.9%

Jay Wainwright                         500,935 (5)               2.9%

Kenneth S. Betuker (6)                  44,655                   *

Terry Diamond (7)                      532,622                   3.2%

Creed L. Ford, III                     268,908                   1.6%

William D. Forrest (8)                     ---                   *

Eric J. Gleacher (9)                   674,991                   4.1%

Nick Marsh (10)                        539,511 (11)              3.2%

D. Ian McKinnon                            ---                   *

David Orwasher                          29,048                   *

James M. Riley, Jr. (12)                38,381                   *

Jeffrey M. Stork (13)                  712,671                   4.3%

Greg Woolley                             6,733                   *

All directors and executive
officers as a group (15
persons) (14)                        3,704,619                  21.1%

-----------------------

* Represents less than 1%.

(1) Each person listed in the table is a director or named executive officer of the Company, with an address at c/o Cosi, Inc., 242 West 36th Street, New York, New York 10018.

(2) Ownership percentages are based on 16,580,031 shares of Common Stock outstanding as of March 31, 2003. With respect to each person, percentage ownership is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of outstanding shares at such date and the number of shares such person has the right to acquire upon exercise of options or warrants that are currently exercisable or are exercisable within 60 days of March 31, 2003.

(3) Mr. Stenzler served as Chairman and Chief Executive Officer of the Company during fiscal 2002. Mr. Stenzler resigned as Chairman and Chief Executive Officer on January 31, 2003, and Jay Wainwright has served as the Company's interim Chief Executive Officer since such date.

(4) Includes (i) 314 shares of Common Stock issuable upon exercise of outstanding warrants at an exercise price of $0.01 per share, and (ii) 186,774 shares of Common Stock issuable upon exercise of outstanding options at a weighted average exercise price of $12.25 per share.

(5) Includes 403,283 shares of Common Stock issuable upon exercise of outstanding options at a weighted average exercise price of $6.77 per share.

(6) Includes 44,655 shares of Common Stock issuable exercise of outstanding options at a weighted average exercise price of $12.25 per share.

(7) Includes (i) 386,554 shares of Common Stock owned by Talon Opportunity Fund, L.P. (Mr. Diamond is the Managing Member of Talon Opportunity Fund, L.P.), (ii) 25,995 shares of Common Stock issuable upon exercise of outstanding warrants at an exercise price of $0.01 per share owned by Talon Opportunity Fund, L.P., (iii) 12,605 shares of Common Stock issuable upon exercise of outstanding warrants at an exercise price of $14.875 per share owned by Talon Opportunity Fund, L.P., (iv) 56,150 shares of Common Stock owned by Mr. Diamond's wife, (v) 314 shares of Common

     Stock issuable upon exercise of outstanding warrants at an exercise price of $0.01 per share owned by Mr. Diamond's wife, and (vi) 1,004 shares of Common Stock issuable upon exercise of outstanding warrants at an exercise price of $0.01 per share owned by the Diamond Family Foundation.

(8) Mr. Forrest joined the Company's Board of Directors on March 31, 2003, and was elected Chairman of the Board.

(9) Includes (i) 14,126 shares of Common Stock owned by Mr. Gleacher's wife, Anne, and (ii) 11,301 shares of Common Stock owned by Mr. Gleacher's children.

(10) Mr. Marsh served as Chief Operating Officer of the Company during fiscal 2002. Mr. Marsh's employment as Chief Operating Officer of the Company will terminate as of April 30, 2003.

(11) Includes (i) 314 shares of Common Stock issuable upon exercise of outstanding warrants at an exercise price of $0.01 per share, and (ii) 186,774 shares of Common Stock issuable upon exercise of outstanding options at a weighted average exercise price of $12.25 per share.

(12) Includes 38,381 shares of Common Stock issuable upon exercise of outstanding options at a weighted average exercise price of $12.25 per share.

(13) Includes (i) 278,687 shares of Common Stock held by JDS Partners (Mr. Stork is a managing member of JDS Partners), (ii) 1,099 shares of Common Stock issuable upon exercise of outstanding warrants at an exercise price of $0.01 per share, and (iii) 2,198 shares of Common Stock issuable upon exercise of outstanding warrants at an exercise price of $0.01 per share held by JDS Partners.

(14) These 15 persons include all directors and officers detailed under "Information Regarding Directors and Officers" above and Andy Stenzler, who resigned from the Company on January 31, 2003. In addition to the securities listed in notes (4)-(7), (9) and (11)-(13), includes (i) 26,081 shares of Common Stock issuable upon exercise of outstanding options held by Charles Gray at a weighted average exercise price of $12.16 per share, and (ii) 14,286 shares of Common Stock issuable upon exercise of outstanding options with a weighted average exercise price of $12.25 held by Gilbert Melott.

EQUITY COMPENSATION PLAN INFORMATION

   The following table sets forth certain information as of December 30, 2002, with respect to the Company's equity compensation plans under which shares of the Company's Common Stock may be issued.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                  NUMBER OF
                                                                 SECURITIES
                                                                  REMAINING
                                                                AVAILABLE FOR
                          NUMBER OF                            FUTURE ISSUANCE
                      SECURITIES TO BE                          UNDER EQUITY
                         ISSUED UPON      WEIGHTED-AVERAGE   COMPENSATION PLANS
                         EXERCISE OF      EXERCISE PRICE OF      (EXCLUDING
                         OUTSTANDING         OUTSTANDING         SECURITIES
                      OPTIONS, WARRANTS   OPTIONS, WARRANTS     REFLECTED IN
   PLAN CATEGORY         AND RIGHTS          AND RIGHTS          COLUMN (A))
-------------------- ------------------ -------------------- -------------------
                             (a)                 (b)                 (c)
Equity compensation
plans approved by
security
holders.............      3,406,332            $10.41             6,650,583


Equity compensation
plans not approved
by security
holders.............        None                None                None


Total...............      3,406,332            $10.41             6,650,583

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      A partner of Cadwalader, Wickersham & Taft LLP is the father of Jay Wainwright, Cosi's interim President and Chief Executive Officer, and an owner of less than 0.5% of the Company's equity securities. Cadwalader, Wickersham & Taft LLP has acted as the Company's outside legal counsel since October 1999. Cadwalader, Wickersham & Taft LLP provides legal services on behalf of the Company, for which the firm was paid approximately $575,000, $71,000 and $41,000 for the fiscal years 2002, 2001 and 2000, respectively.

      Prior to February 2003, the Company engaged London Misher Public Relations, Inc., a public relations firm that is partially owned by the wife of the Company's former Chief Executive Officer. This firm provided the Company with public relations services, for which the firm was paid approximately $235,000, $146,000 and $67,000 for fiscal years 2002, 2001 and 2000, respectively. The relationship with this firm has been terminated.

      The Company's former Chief Executive Officer and its former Chief Operating Officer each issued promissory notes to the Company in the amount of $1,362,400, each due in 2005, which accrue interest at an annual rate of 5.75%, in connection with each executive's purchase of 119,771 shares of Cosi's preferred stock in 1998. In 1999, each share of preferred stock was converted into one share of Common Stock. These notes remain outstanding.

      In August 2002, the Company entered into Senior Secured Note and Warrant Purchase Agreements with certain of its existing shareholders and members of its Board of Directors. These agreements provided the Company with a credit facility of up to $16.4 million available for general corporate purposes. In November 2002, the amount available under this facility was increased to $25 million. The facility, which terminated upon the Company's IPO, allowed the Company to draw down funds from time to time until August 12, 2003. Each draw-down was evidenced by a senior secured note bearing interest at 12% per annum. As of November 2002, the Company had issued $9.5 million of 12% senior secured notes pursuant to this credit facility. These notes ranked senior to all of Cosi's other funded indebtedness at the time and were secured by all of its tangible and intangible property, other than equipment pledged to secure its equipment loan credit facility and its capitalized lease obligations. All notes issued pursuant to these agreements matured upon the consummation of the Company's initial public offering in November 2002 and were repaid out of the proceeds of the IPO.

      In connection with the Senior Secured Note and Warrant Purchase Agreements, the Company issued warrants to purchase an aggregate of 2,070,004 shares of its Common Stock, at an exercise price of $6.00 per share, pro rata to the parties to the agreement. Each warrant issued pursuant to the Senior Secured Note and Warrant Purchase Agreements has a five-year term and may not be exercised until after one year from the date of issuance.

      Eric J. Gleacher, one of the Company's directors, agreed to fund up to $2,500,000 of the credit facility and was issued 202,152 warrants, ZAM Holdings, L.P., an entity that owned 15.5% of the Company's Common Stock prior to its initial public offering (and currently owns 11.0% of its Common Stock), agreed to fund up to $5,373,616 of the credit facility and was issued 439,710 warrants, and LJCB Nominees Pty Ltd, an entity that owned 7.5% of the Company's Common Stock prior to the initial public offering, agreed to fund up to $3,500,000 of the credit facility and was issued 296,919 warrants. Terry Diamond, one of Cosi's directors, is the managing member of the Diamond Family Foundation and the husband of Marilyn Diamond. The Diamond Family Foundation agreed to fund up to $75,000 of the credit facility and was issued 7,108 warrants. Marilyn Diamond agreed to fund up to $150,000 of the credit facility and was issued 14,215 warrants. Jeffrey Stork, one of the Company's directors, is the managing member of JDS Partners. Mr. Stork agreed to fund up to $500,000 of the credit facility and was issued 30,000 warrants. JDS Partners agreed to fund up to $500,000 of the credit facility and was issued 30,000 warrants.

      The Company has obtained a $3 million line of credit from First Republic Bank (the "Loan"). The Loan is guaranteed by Eric J. Gleacher, a director and a stockholder of the Company, Charles G. Phillips, a stockholder of the Company, and Ziff Investors Partnership, L.P. II, an entity related to ZAM Holdings, L.P., the Company's largest stockholder. At any time during the term of the Loan, the guarantors have the right to require the bank to assign the Loan to the guarantors. If the Loan is not assigned by the bank to the Guarantors, and has not been repaid by August 15, 2003, then the bank is required to assign the Loan to the Guarantors. Subject to stockholder approval, upon assignment of the Loan to the guarantors, the guarantors will have the right to convert the outstanding principal amount of the note plus accrued and unpaid interest into shares of Common Stock at a conversion price equal to the lesser of (i) $1.50 per share and (ii) 85% of the weighted average price per share of the Company's Common Stock as reported on the Nasdaq National Market for the 15-trading-day period ending three business days prior to the expiration date of the Company's intended rights offering. This conversion price is the same as the price at which the Company will offer shares of Common Stock in the rights offering.

                                    PART IV


ITEM 16.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents Filed with this Amendment to Annual Report on Form 10-K.

      3.    Exhibits
            --------

            Exhibit 23.1 - Consent of Ernst & Young LLP (filed herewith).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Cosi, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2003.


                                COSI, INC.




                                By:    /s/ Jay Wainwright
                                    --------------------------------------------
                                    Name:  Jay Wainwright
                                    Title: Chief Executive Officer and President




                                By:    /s/ William D. Forrest
                                    --------------------------------------------
                                    Name:  William D. Forrest
                                    Title: Chairman of the Board




                                By:    /s/ Kenneth S. Betuker
                                    --------------------------------------------
                                    Name:  Kenneth S. Betuker
                                    Title: Chief Financial Officer, Treasurer
                                             and Secretary

CERTIFICATIONS


I, Jay Wainwright, certify that:

1.   I have reviewed this amendment to annual report on Form 10-K of Cosi, Inc.;

2. Based on my knowledge, this amendment to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to annual report;

3. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to annual report (the "Evaluation Date"); and

     c) presented in this amendment to annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

5. The Registrant's other certifying officer and I have indicated in this amendment to annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



      /s/ Jay Wainwright
---------------------------------------
Jay Wainwright
Chief Executive Officer and President
April 29, 2003

CERTIFICATIONS


I, Kenneth S. Betuker, certify that:

1.   I have reviewed this amendment to annual report on Form 10-K of Cosi, Inc.;

2. Based on my knowledge, this amendment to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to annual report;

3. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to annual report (the "Evaluation Date"); and

     c) presented in this amendment to annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

5. The Registrant's other certifying officer and I have indicated in this amendment to annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      /s/ Kenneth S. Betuker
---------------------------------------
Kenneth S. Betuker
Chief Financial Officer
April 29, 2003

                                INDEX TO EXHIBITS



Exhibit No.         Description
-----------         -----------

   23.1       --    Consent of Ernst & Young LLP (filed herewith).