Form 10-Q
period 2003-03-31
COSI INC
filed 2003-05-09
CIK 1171014

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 For the quarterly period ended March 31, 2003

                                       Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

                        Commission file number 000-50052

                                   Cosi, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                             06-1393745
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

        242 West 36th St,
          New York, NY                                              10018
      (Address of principal                                      (Zip code)
       executive offices)

                                 (212) 653-1600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act) Yes [_] No [X]

As of May 5, 2003, 16,580,031 shares of the registrant's Common Stock, $.01 par value, were outstanding.


--------------------------------------------------------------------------------

                                   COSI, INC.

TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets as of March 31, 2003 and
December 30, 2002 (unaudited)

Consolidated Statements of Operations for the three months ended March 31, 2003 and April 1, 2002 (unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and April 1, 2002 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.     DISCLOSURE CONTROLS & PROCEDURES

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
ITEM 2.     USE OF PROCEEDS
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
ITEM 5.     OTHER INFORMATION
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                   COSI, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except share information)

                                                     MARCH 31,     DECEMBER 30,
                                                       2003            2002
                                                    -----------    ------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .....................   $   3,610.9    $   13,032.3
  Accounts receivable, net of allowances of
    $219.4 and $232.1, respectively .............       1,481.5         1,511.5
  Inventory .....................................       1,438.9         1,465.8
  Prepaid expenses and other current assets .....       1,396.6         1,676.3
                                                    -----------    ------------
         Total current assets ...................       7,927.9        17,685.9
PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, net .............................      44,917.2        45,755.3
 INTANGIBLES, SECURITY DEPOSITS AND OTHER
   ASSETS, net ..................................       2,913.6         2,801.9
                                                    -----------    ------------
         Total assets ...........................   $  55,758.7    $   66,243.1
                                                    ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ..............................   $   6,389.9    $    8,925.2
  Accrued liabilities ...........................       7,927.7         5,922.4
  Current portion of other liabilities ..........         671.6           671.6
  Current portion of capital lease obligations ..          62.6           117.0
  Current portion of long-term debt .............       1,105.4         1,280.4
                                                    -----------    ------------
         Total current liabilities ..............      16,157.2        16,916.6
OTHER LIABILITIES, net of current portion .......      11,558.7         9,748.3
CAPITAL LEASE OBLIGATIONS, net of current portion           1.5             2.5
LONG-TERM DEBT, net of current portion ..........         239.3           248.7
                                                    -----------    ------------
         Total liabilities ......................      27,956.7        26,916.1
                                                    -----------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock-- $.01 par value: 100,000,000
shares
    authorized, 16,580,031 and 16,573,514  shares
    issued and outstanding, respectively ........         165.7           165.7
  Additional paid-in capital ....................     189,298.2       189,255.0
  Notes receivable from stockholders ............      (2,974.8)       (2,974.8)
  Accumulated deficit ...........................    (158,687.1)     (147,118.9)
                                                    -----------    ------------
         Total stockholders' equity .............      27,802.0        39,327.0
                                                    -----------    ------------
         Total liabilities, and
           stockholders' equity .................   $  55,758.7    $   66,243.1
                                                    ===========    ============

  The accompanying notes are an integral part of these consolidated statements.


--------------------------------------------------------------------------------

                                   COSI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                     FOR THE THREE MONTHS ENDED
                                                     ----------      ----------
                                                      MARCH 31,        APRIL 1,
                                                        2003            2002
                                                     ----------      ----------

NET SALES ........................................   $ 25,654.4      $ 18,052.1

COST OF SALES:
  Cost of goods sold .............................      7,316.5         4,853.4
  Restaurant operating expenses ..................     16,801.2        11,127.0
                                                     ----------      ----------
        TOTAL COST OF SALES ......................     24,117.7        15,980.4

GENERAL AND ADMINISTRATIVE EXPENSES ..............      7,925.2         4,620.3
DEPRECIATION AND AMORTIZATION ....................      1,958.6         1,210.3
RESTAURANT PRE-OPENING EXPENSES ..................        349.1           111.4
PROVISION FOR LOSSES ON ASSET IMPAIRMENTS AND
   DISPOSALS .....................................      2,568.0              --
LEASE TERMINATION COSTS ..........................        257.1              --
                                                     ----------      ----------
        Operating loss ...........................    (11,521.3)       (3,870.3)

 INTEREST INCOME .................................         25.2            29.9
INTEREST EXPENSE .................................        (47.0)         (301.4)
AMORTIZATION OF DEFERRED FINANCING COSTS .........        (25.0)          (86.4)
                                                     ----------      ----------
        Net loss .................................    (11,568.1)       (4,228.2)

PREFERRED STOCK DIVIDENDS ........................           --        (1,960.5)
                                                     ----------      ----------
NET LOSS ATTRIBUTABLE TO COMMON STOCK ............   $(11,568.1)     $ (6,188.7)
                                                     ==========      ==========

PER SHARE DATA:
  Net Loss Per Share:
    Basic and diluted ............................   $    (0.70)     $    (1.37)
                                                     ==========      ==========
  Weighted Average Common Shares Outstanding:
      Actual .....................................     16,573.8         4,527.6
                                                     ==========      ==========

  The accompanying notes are an integral part of these consolidated statements.


--------------------------------------------------------------------------------

                                   COSI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                             FOR THE THREE MONTHS ENDED
                                                          --------------------------------
                                                          MARCH 31, 2003    APRIL 1, 2002
                                                          --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................   $    (11,568.1)   $     (4,228.2)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization .....................          1,958.6           1,210.3
    Amortization of deferred financing costs ..........             25.0              86.4
    Non-cash portion of asset impairments and disposals          2,051.9                --
    Provision for bad debts ...........................              9.0                --
    Non-cash employee severance cost ..................             43.1                --

    Changes in operating assets and liabilities:
      Accounts receivable .............................             21.0             382.9
      Inventory .......................................             26.8             (49.0)
      Other assets ....................................           (245.8)            (64.5)
      Accounts payable ................................         (2,535.3)         (2,362.6)
      Accrued liabilities .............................          3,692.1             (46.8)
      Accrued contractual lease increases .............            123.4             190.6
      Prepaid expenses and other current assets .......            279.7            (277.3)
      Lease termination accrual .......................              0.2            (127.3)
                                                          --------------    --------------
        Net cash used in operating activities .........         (6,118.4)         (5,285.5)
                                                          --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment and leasehold
    improvements ......................................         (3,172.4)         (2,725.5)
 Return of (payments made for) security deposits ......            109.2             (18.7)
                                                          --------------    --------------
        Net cash used in investing activities .........         (3,063.2)         (2,744.2)
                                                          --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ..............               --             351.6
  Net proceeds from issuance of preferred stock .......               --          15,669.9
  Principal payments on capital lease
    obligations .......................................            (55.4)           (154.1)
  Proceeds from long-term debt plus related
    Warrants and accrued interest .....................               --             727.3
  Principal payments on long-term debt ................           (184.4)           (466.6)
                                                          --------------    --------------
        Net cash provided by (used in) financing
          activities ..................................           (239.8)         16,128.1
                                                          --------------    --------------
Net increase (decrease) in cash .......................         (9,421.4)          8,098.4

CASH AND CASH EQUIVALENTS, beginning of year ..........         13,032.3           4,469.6
                                                          --------------    --------------
CASH AND CASH EQUIVALENTS, end of period ..............   $      3,610.9    $     12,568.0
                                                          --------------    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ..........................................   $         47.0    $        301.4
                                                          ==============    ==============
    Corporate franchise and income taxes ..............   $         40.8    $         14.6
                                                          ==============    ==============
  Non-cash financing transactions:
    Conversion of Senior Subordinated Debt to
      Series C Preferred ..............................   $           --    $      3,183.2
                                                          ==============    ==============
    Conversion of Warrants to Series C Preferred ......   $           --    $        429.9
                                                          ==============    ==============

  The accompanying notes are an integral part of these consolidated statements.


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (unaudited)

March 31, 2003

NOTE A --BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Cosi, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2003.

      The balance sheet at December 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

      Certain reclassifications have been made to conform previously reported data to the current presentation.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2002.

NOTE B -- STOCK-BASED COMPENSATION

      The Company complies with the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The provisions of SFAS 123 encourage entities to adopt a fair value based method of accounting for stock compensation plans; however, these provisions also permit the Company to continue to measure compensation costs under pre-existing accounting pronouncements. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 have been incorporated herein. Pursuant to SFAS 123, the Company has elected to continue the accounting set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and to provide the necessary pro forma disclosures.

      The following table illustrates the effect on net loss attributable to common stock and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                  FOR THE THREE MONTHS ENDED
                                               --------------------------------
(IN 000'S)                                     MARCH 31, 2003    APRIL 1, 2002
                                               --------------    --------------

  Net loss attributable to common
    stock - as reported ....................   $    (11,568.1)   $     (6,188.7)
                                               ==============    ==============
    Stock based compensation included
    in the determination of net loss,
    as reported ............................             43.1                --
                                               --------------    --------------
    Stock based compensation
    determined under SFAS 123 ..............           (450.7)           (312.4)
                                               --------------    --------------
  Net loss attributable to common
    stock - Pro forma ......................        (11,975.7)         (6,501.1)
Net loss per common share -- Basic and
  Diluted:
  As reported ..............................   $        (0.70)   $        (1.37)
                                               ==============    ==============
  Pro forma ................................   $        (0.72)   $        (1.44)
                                               ==============    ==============


--------------------------------------------------------------------------------

NOTE C -- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Property, equipment and leasehold improvements consist of the following:

                                                     MARCH 31,     DECEMBER 30,
(IN 000'S)                                             2003            2002
                                                   ------------    ------------

Leasehold improvements .........................   $   36,540.0    $   36,297.4
Furniture and fixtures .........................        9,883.8         9,499.9
Restaurant equipment ...........................       14,168.8        13,000.9
Computer and telephone equipment ...............        8,282.3         7,962.2
Construction in progress .......................           50.0         1,063.8
                                                   ------------    ------------
                                                       68,924.9        67,824.2
Less: accumulated depreciation
and amortization ...............................      (24,007.7)      (22,068.9)
                                                   ------------    ------------
                                                   $   44,917.2    $   45,755.3
                                                   ============    ============

RESTAURANT IMPAIRMENT CHARGES

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and previously under SFAS 121, impairment losses are recorded on long-lived assets on a restaurant by restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. The Company has identified certain units that have been impaired, and recorded an asset impairment charge of approximately $0.7 million (related to two restaurants) in the first quarter of fiscal 2003. No impairment charges were recorded in the first quarter of fiscal 2002. The Company determines whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determines the impairment charge based on discounted cash flows for the same period.

      In addition, during the first quarter of fiscal 2003 the Company recorded a charge of $0.6 million to reflect the writedown of fixed assets associated with the closure of three underperforming restaurants, and also recorded a writedown of approximately $1.3 million to reflect the writeoff of construction in progress on 25 restaurants which were in the development pipeline, but have been cancelled. These charges have been recorded in provision for losses on asset impairments and disposals in the accompanying Consolidated Statements of Operations.

NOTE D -- ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                       MARCH 31,    DECEMBER 30,
(IN 000'S)                                               2003           2002
                                                     ------------   ------------

Payroll and related benefits and taxes ...........   $    1,389.8   $    1,521.2
Professional and legal costs .....................          331.2          437.0
Taxes payable ....................................          617.3          825.3
Severance payable - current portion ..............        1,616.1             --
Unearned vendor allowances .......................          590.4          595.5
Other ............................................        3,382.9        2,543.4
                                                     ------------   ------------
                                                     $    7,927.7   $    5,922.4
                                                     ============   ============


--------------------------------------------------------------------------------

NOTE E --EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except for per share data):

                                                  FOR THE THREE MONTHS ENDED
                                               --------------------------------
                                               MARCH 31, 2003    APRIL 1, 2002
                                               --------------    --------------

Basic and Diluted:
Net loss ...................................   $    (11,568.1)   $     (4,228.2)
Preferred stock dividends ..................               --          (1,960.5)
Net loss attributable to common stock ......        (11,568.1)         (6,188.7)
                                               --------------    --------------
Weighted average common shares outstanding .         16,573.8           4,527.6
Net loss per share .........................   $        (0.70)   $        (1.37)
                                               ==============    ==============

NOTE F -- EMPLOYEE SEVERANCE CHARGE

      During the first quarter of fiscal 2003 the Company reduced its Executive, General and Administrative staffing by 26 persons. These reductions were made primarily due to a reduction in the Company's growth plans, and due to a change in the Company's executive management. At that time the Company recorded a charge of $3.7 million to provide for the costs expected to be incurred in connection with this reduction. This charge is included in general and administrative expenses in the accompanying consolidated statements of operations. $0.4 million of these costs were paid during the first quarter of fiscal 2003, leaving a remaining accrued liability of $3.3 million as of March 31, 2003. Of this amount, $1.7 million is due after one year and is included in other liabilities, net of current portion in the accompanying financial statements.

               (In $000's)                            Termination
                                                       Benefits
                                                      -----------
               Balance December 30, 2002                       --
               Charges during the period                  3,700.0
               Non-cash portion of charges                   43.1
               Cash Payments                                354.1
                                                      -----------
               Balance March 31, 2003                     3,302.8

NOTE G -- CONTINGENCIES

      On February 5, 2003, a purported shareholder class action complaint was filed in the United States District Court for the Southern District of New York (the "Court"), alleging that the Company and various of its officers and directors and the Underwriter violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by misstating, and by failing to disclose, certain financial and other business information (Sheel Mohnot v. Cosi, Inc., et al., No. 03 CV 812). At least seven additional class action complaints with similar allegations were later filed (collectively, the "Securities Act Litigation"). The Securities Act Litigation is brought on behalf of a purported class of purchasers of the Company's stock allegedly traceable to its November 22, 2002 initial public offering ("IPO"). The complaints in the Securities Act Litigation generally claim that at the time of the IPO, the Company's offering materials failed to disclose that the funds raised through the IPO would be insufficient to implement the Company's expansion plan; that it was improbable that the Company would be able to open 53 to 59 new stores in 2003; that at the time of the IPO, Cosi had negative working capital and therefore did not have available working capital to repay certain debts; and that the principal purpose for going forward with the IPO was to repay certain existing shareholders and members of the Board of Directors for certain debts and to operate the Company's existing restaurants.

      On February 21, 2003, a purported shareholder class action complaint was filed in the Court alleging that the Company and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10-b promulgated thereunder, by issuing a series of material misrepresentations to the market between November 22, 2002 and February 4, 2003 (the


--------------------------------------------------------------------------------

"Class Period") (Georgette Pacia v. Cosi, Inc. et al., No. 03-CV-1156). One additional class action complaint with similar allegations was later filed (collectively, the "Securities Exchange Act Litigation"). The emphasis of the allegations in the complaint in the Securities Exchange Act Litigation is that the defendants knowingly or recklessly caused misrepresentations and omissions to be made regarding the Company's operating condition and future business prospects. Among other things, plaintiffs in the Securities Exchange Act Litigation allege that defendants failed to disclose that the funds raised by the IPO would be insufficient to implement the Company's expansion plan; that at the time of the IPO, defendants should have known that the costs of expansion would be greater than the cash available to the Company, making it improbable that the Company would be able to successfully continue to open new stores at the pace announced by the Company; and that defendants failed to disclose that a reduction in the offering price of the IPO would result in the Company being forced to abandon its growth strategy.

      The plaintiffs in the Securities Act Litigation and the Securities Exchange Act Litigation (the "Litigations") generally seek to recover compensatory damages, expert fees, attorneys' fees, costs of Court and pre- and post-judgment interest. The Underwriter is seeking indemnification from the Company for any damages assessed against it in the Securities Act Litigation. The Litigations are at a preliminary stage, and the Company expects that these related lawsuits will be consolidated into a single action. The Company believes that it has meritorious defenses against these claims, and intends to vigorously defend against them.

NOTE H -- SUBSEQUENT EVENTS

      The Company has obtained a $3 million line of credit (the "Loan") from a bank to be used for general corporate purposes. The Loan bears interest at 75 basis points over the bank's prime lending rate and is secured by all of the Company's tangible and intangible property, other than equipment pledged to secure its equipment loan credit facility. The Loan matures in May 2004. The Company paid the bank fees and expenses of approximately $22,000 upon funding of the Loan in April 2003. The Loan is guaranteed, jointly and severally, by Eric
J. Gleacher, one of the Company's directors; Charles G. Phillips, one of its shareholders and an entity related to ZAM Holdings, L.P., the Company's largest shareholder (together, "the Guarantors"). At any time during the term of the Loan, the Guarantors have the right to require the bank to assign the Loan to the Guarantors. If the Loan has not been assigned by the bank to the Guarantors, and has not been paid in full by August 15, 2003, then the bank is required to assign the Loan to the Guarantors. If approved by the Company's shareholders, upon assignment of the loan to the Guarantors, the Loan will be convertible into shares of common stock, under certain circumstances, at the option of the Guarantors, at a conversion price equal to the lesser of $1.50 or 85% of the weighted average price per share of the Company's common stock for the fifteen trading day period ending three trading days before the conversion date.

      The Company currently anticipates making a rights offering (the "Offering") to existing shareholders to raise approximately $12 million. The Company currently anticipates that the Offering will give existing shareholders the right to purchase shares of common stock at a purchase price per share equal to the lesser of $1.50 or 85% of the weighted average price per share of common stock for the fifteen trading day period ending three trading days before the expiration date of the Offering. A group of shareholders, including the Guarantors or related entities, have indicated that they will commit to purchase shares in the offering, or provide other funding support in the amount of $8.5 million of the $12 million offering. This shareholder group's commitment to purchase shares in the Offering is subject to shareholder approval of the equity conversion feature of the Loan.

      The terms of the Loan and the Offering were reviewed and approved by a committee of the board of directors comprised of disinterested directors.

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


--------------------------------------------------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      OVERVIEW

      We own and operate 94 fast casual restaurants in 11 states and the District of Columbia. Cosi restaurants are all-day cafes that feature signature bread and coffee products in an environment that changes throughout the day. Cosi restaurants offer breakfast, lunch, afternoon coffee, dinner, and dessert menus full of creative, cravable foods and beverages.

      We operate our restaurants in two formats: Cosi and Cosi Downtown. The majority of our restaurants offer our signature bread and coffee products for breakfast, lunch and afternoon coffee in a counter service format. After 5 p.m., our Cosi restaurants add table service and offer dinner and dessert in a casual dining format. Cosi Downtown restaurants, which are located in non-residential central business districts, close for the day in the early evening. By operating in multiple dayparts, we believe we are able to maximize revenues and leverage both development and operating costs.

      We opened six new restaurants in the three months ended March 31, 2003. No new restaurants were opened in the three months ended April 1, 2002. We closed three underperforming restaurants in the first quarter of fiscal 2003, and closed one restaurant, which was not suited for remodeling to our current prototype, in the first quarter of fiscal 2002.

   THREE MONTHS ENDED                        MARCH 31, 2003    APRIL 1, 2002
                                             --------------   --------------

   Restaurants open at beginning of period               91               67
   Restaurants opened                                     6               --
   Restaurants closed                                     3                1
   Restaurants open at end of period                     94               66

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

      We have estimated our likely liability under contractual leases for restaurants that have been, or


--------------------------------------------------------------------------------
will be closed. Such estimates have affected the amount and timing of charges to operating results that have been significant in recent years, and are impacted by management's judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord.

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

COMPARABLE RESTAURANT SALES

      In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. At March 31, 2003 and April 1, 2002 there were 61 and 47 restaurants in our comparable restaurant base, respectively.

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

      General and administrative expenses. General and administrative expenses include all corporate and administrative functions that support our restaurants and provide an infrastructure to operate our business. Components of these expenses include executive management; supervisory and staff salaries, bonuses and related taxes and employee benefits; travel; information systems; training; support center rent and related occupancy costs and professional and consulting fees. The salaries, bonus and employee benefits costs included as general and administrative expenses are generally more fixed in nature and do not vary directly with the number of restaurants we operate.

      Depreciation and amortization. Depreciation and amortization principally includes depreciation on restaurant assets.

      Restaurant pre-opening expenses. Restaurant pre-opening expenses, which are expensed as incurred, include the costs of recruiting, hiring and training the initial restaurant work force, travel, the


--------------------------------------------------------------------------------
cost of food and labor used during the period before opening, the cost of initial quantities of supplies, and other direct costs related to the opening of or remodeling of a restaurant.

      Our fiscal year ends on the Monday falling nearest to December 31st. Fiscal years 2000, 2001 and 2002 each included 52 weeks. The three-month periods ended March 31st 2003 and April 1st 2002 each contained 13 weeks.

RESULTS OF OPERATIONS

      Our operating results for the three months ended March 31, 2003 and April 1, 2002, expressed as a percentage of sales, were as follows:

                                                     THREE MONTHS ENDED
                                             ---------------------------------
                                             MARCH 31, 2003      APRIL 1, 2002
                                             --------------      -------------

Net sales ................................            100.0%             100.0%
Costs and Expenses:
  Cost of goods sold .....................             28.5%              26.9%
  Restaurant operating expenses ..........             65.5%              61.6%
                                             --------------      -------------
  Total costs of sales ...................             94.0%              88.5%

  General and administrative
expenses .................................             30.9%              25.6%
  Depreciation and amortization ..........              7.6%               6.7%
  Restaurant pre-opening expenses ........              1.4%               0.6%
  Provision for losses on asset
     impairments and disposals ...........             10.0%                --
  Lease termination costs ................              1.0%                --
Operating income (loss) ..................            (44.9)%            (21.4)%
                                             --------------      -------------
Other income (expense):
  Interest income ........................              0.1%               0.2%
  Interest expense .......................             (0.2)%             (1.7)%
  Amortization of Deferred
    Financing Costs ......................             (0.1)%             (0.5)%
                                             --------------      -------------
  Total other income (expense), net ......             (0.2)%             (2.0)%
                                             --------------      -------------
Net income (loss) ........................            (45.1)%            (23.4)%

THREE MONTHS ENDED MARCH 31, 2003 VS. THREE MONTHS ENDED APRIL 1, 2002

NET SALES

      Sales increased $7.6 million, or 42.1%, to $25.7 million in the first quarter of fiscal 2003, from $18.1 million in the first quarter of fiscal 2002. This increase was primarily due to the full period contribution of sales from the 25 restaurants opened during fiscal 2002, subsequent to the first quarter of fiscal 2002, from sales of six restaurants opened during the first quarter of fiscal 2003 and from an increase in comparable restaurant sales of 5%. In comparable restaurants, our transaction count was up 2.2% compared to last year, and our average check increased 2.8%. This increase in comparable restaurant sales was achieved despite the extreme winter weather conditions that impacted most of our trade areas during the quarter. Furthermore, we reduced selling prices by approximately 4% late in last year's quarter. Our comparable restaurant sales performance continues to be favorably impacted by the results of the six restaurants that were remodeled in 2002, and the seven restaurants that were remodeled in 2001. Three restaurants were closed late in the current quarter, having minimal impact on sales comparisons to last year.


--------------------------------------------------------------------------------

COSTS AND EXPENSES

      Cost of goods sold. Cost of goods sold increased $2.5 million or 50.8% to $7.3 million in the first quarter of fiscal 2003, from $4.9 million in the first quarter of fiscal 2002. As a percentage of sales, cost of goods sold increased to 28.5% of sales in the first quarter of fiscal 2003, from 26.9% in the first quarter of fiscal 2002. The increase in cost of goods sold as a percentage of sales was primarily due to the reduction in our menu pricing which took place late in the first quarter of fiscal 2002, and to a shift in our sales mix due to the expansion of our food offering in 2002. During the first quarter of fiscal 2003, food sales increased to 75.4% of total sales, from 68.8% in last year's quarter, with an offsetting reduction in our beverage sales, which were 24.6% of total sales in this year's quarter, compared to 31.2% in last year's quarter. Our food sales have a higher cost of sales when compared to our beverage sales. Also, within the food category, we have seen an increase in the percentage of sales of salads this year. These items have a seasonally higher cost in the winter months due to seasonally higher produce costs.

      Restaurant operating expenses. Restaurant operating expenses increased by $5.7 million, or 51.0%, to $16.8 million in the first quarter of fiscal 2003, from $11.1 million in the first quarter of fiscal 2002. This increase is primarily due to the increase in the number of restaurants in operation this year. As a percentage of sales, restaurant operating expenses increased to 65.5% of sales in the first quarter of fiscal 2003, from 61.6% in the first quarter of fiscal 2002. This increase was primarily due to increases in our labor costs.

      General and administrative costs. General and administrative costs increased by $3.3 million, or 71.5%, to $7.9 million in the first quarter of fiscal 2003, from $4.6 million in the first quarter of fiscal 2002. This increase is primarily due to a $3.7 million employee severance charge in this year's quarter. The increase due to this charge was partially offset by $0.4 million in cost reductions associated with reductions in our executive, general and administrative staff during this year's quarter. As a percentage of sales, general and administrative costs increased to 30.9% of sales in the first quarter of fiscal 2003, from 25.6% of sales in the first quarter of fiscal 2002. The increase as a percentage of sales was entirely due to the employee severance cost in this year's quarter. Excluding the employee severance charge, general and administrative costs decreased to 16.5% of sales in this year's quarter, primarily due to sales leverage against these costs.

      Depreciation and amortization. Depreciation and amortization increased $0.8 million, or 61.8%, to $2.0 million in the first quarter of fiscal 2003, from $1.2 million in the first quarter of fiscal 2002. This increase was primarily due to additional depreciation expense for restaurants opened subsequent to the first quarter of fiscal 2002. As a percentage of restaurant sales, depreciation and amortization increased to 7.6% of sales in the first quarter of fiscal 2003, compared to 6.7% of sales in the first quarter of fiscal 2002. This increase, as a percentage of sales, is primarily due to the lower per unit sales performance in restaurants opened since the first quarter of fiscal 2002. See Liquidity and Capital Resources below.

      Restaurant pre-opening expenses. Restaurant pre-opening expenses increased to $0.3 million in the first quarter of fiscal 2003, from $0.1 million in the first quarter of fiscal 2002. As a percentage of restaurant sales, restaurant pre-opening expenses increased to 1.4% of sales in the first quarter of fiscal 2003, from 0.6% of sales in the first quarter of fiscal 2002. This increase is primarily due to the increase in the number of new restaurants opened in the first quarter of 2003. Six new restaurants were opened in the first quarter of fiscal 2003 compared to no new restaurants opened in the first quarter of fiscal 2002. Pre-opening expenses were recorded related to three restaurants that were remodeled in the first quarter of fiscal 2002.

      Loss on impairment of property and equipment and restaurant disposals. During the first quarter of fiscal 2003, we recognized $2.6 million of asset impairment and store disposal costs. Of this, approximately $0.6 million represents charges related to the closure of three under performing restaurants during the quarter, approximately $1.3 million were charges taken on twenty-five locations which were in our development pipeline but have been cancelled, and approximately $0.7 million represents impairment charges taken on two underperforming restaurants which have been identified for closure in the future. No such charges were recognized during the first quarter of fiscal 2002.

      Lease termination costs. During the first quarter of fiscal 2003, we recognized $0.3 million of lease


--------------------------------------------------------------------------------
termination costs, related to the termination of several leases on restaurants which were in the development pipeline, but for which our plans were cancelled during the quarter. No such charges were recognized during the first quarter of fiscal 2002.

      Interest income and expense. During the first quarter of fiscal 2003 and the first quarter of fiscal 2002 interest income was less than $0.1 million. Interest expense decreased $0.3 million to less than $0.1 million in the first quarter of fiscal 2003 from $0.3 million in the first quarter of fiscal 2002. The decrease in interest expense is primarily due to the repayment of borrowings under our 13% senior subordinated notes due 2006, which were outstanding during the first quarter of fiscal 2002. Those notes were repaid in December 2002 with proceeds from our initial public offering.

      Amortization of deferred financing costs and debt discount During the first quarter of fiscal 2003, we recorded less than $0.1 million in amortization of deferred financing costs related to our Equipment Loan Credit Facility. This compares to $0.1 million recorded in the first quarter of fiscal 2002. The reduction in 2003 is primarily related to the repayment of our senior subordinated notes and elimination of the associated amortization of debt discount related to those notes.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents were $3.6 million on March 31, 2003, compared with $13.0 million on December 30, 2002. Our working capital was a deficit of $8.3 million on March 31, 2003, compared with working capital of $0.7 million as of December 30, 2002. Our principal requirements for cash are funding operations, capital expenditures for the development of new restaurants, and for maintaining or remodeling existing restaurants. During the first quarter of fiscal 2003 we financed our requirements for capital with the proceeds from the initial public offering of our common stock that was completed in November of 2002.

      Net cash used in operating activities for the three months ended March 31, 2003 was $6.1 million, compared to $5.3 million for the three months ended April 1, 2002. Funds used in operating activities in the first quarter of 2003 increased primarily as a result of an increase in our net loss compared to the first quarter of 2002.

      Total capital expenditures for the three months ended March 31, 2003 were $3.2 million, compared to expenditures of $2.7 million for the three months ended April 1, 2002. These expenditures were primarily related to the opening of six new restaurants during the three months ended March 31, 2003, and remodeling three existing restaurants and constructing four new restaurants during the first quarter of fiscal 2002.

      Net cash used in financing activities was $0.2 million for the three months ended March 31, 2003. During the period we made scheduled repayments of $0.2 million and less than $0.1 million related to our outstanding long-term debt and capital lease obligations, respectively. Net cash provided by financing activities was $16.1 million for the three months ended April 1, 2002. During the first quarter of fiscal 2002 we issued approximately 1.1 million shares of Series C preferred stock (all of which was subsequently converted into common stock in connection with our IPO), and received approximately $19.3 million, net of offering costs. Of this, approximately $3.6 million represented the exchange of approximately $3.5 million face amount of our 13% Senior Subordinated Notes and accrued interest.

      During the first quarter of fiscal 2003, we have experienced lower sales and operating profits than we had projected, mostly related to underperformance at new restaurants opened in the second half of 2002 and in the first quarter of 2003 and severe winter weather in the Northeast. In addition, our cash position has been adversely impacted by the payment of costs associated with restaurants in our development pipeline that we have determined not to open. Principally because of these developments, the Company determined that it was prudent to seek additional financing. Consequently, we have obtained a $3 million line of credit (the "Loan") from a bank to be used for general corporate purposes. The Loan bears interest at 75 basis points over the bank's prime lending rate and is secured by all of our tangible and intangible property, other than equipment pledged to secure our equipment loan credit facility. The Loan matures in May 2004. We have paid the bank fees and expenses of approximately $22,000 upon funding of the Loan. The Loan is guaranteed, jointly and severally, by Eric J. Gleacher, one of our directors; Charles G. Phillips, one of our shareholders


--------------------------------------------------------------------------------
and an entity related to ZAM Holdings, L.P., our largest shareholder (together, "the Guarantors"). At any time during the term of the Loan, the Guarantors have the right to require the bank to assign the Loan to the Guarantors. If the Loan has not been assigned by the bank to the Guarantors, and has not been paid in full by August 15, 2003, then the bank is required to assign the Loan to the Guarantors. If approved by our shareholders, upon assignment of the loan to the Guarantors, the Loan will be convertible into shares of our common stock, under certain circumstances, at the option of the Guarantors, at a conversion price equal to the lesser of $1.50 or 85% of the weighted average price per share of our common stock for the fifteen trading day period ending three trading days before the conversion date.

      We currently anticipate making a rights offering (the "Offering") to our existing shareholders to raise approximately $12 million. We currently anticipate that the Offering will give our existing shareholders the right to purchase shares of our common stock at a purchase price per share equal to the lesser of $1.50 or 85% of the weighted average price per share of our common stock for the fifteen trading day period ending three trading days before the expiration date of the Offering. A group of our shareholders, including the Guarantors, or related entities have indicated that they will commit to purchase shares in the offering, or provide other funding support, in the amount of $8.5 million of the $12 million offering. This shareholder group's commitment to purchase shares in the Offering will be subject to shareholder approval of the equity conversion feature of the Loan.

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

      We currently estimate that our capital expenditures during 2003 will be approximately $3.8 million, principally for the opening of the six new restaurants that have already been opened, and for maintaining and remodeling existing restaurants. Most of these expenditures have been paid and the remainder will be funded through existing cash balances and from the proceeds from the Loan. We anticipate that our capital expenditures for the remainder of the year will be minimal.

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


--------------------------------------------------------------------------------

CONTRACTUAL OBLIGATIONS

AS OF MARCH 31, 2003

                                         TOTAL         DUE APRIL -    DUE IN 2004   DUE IN 2006   DUE AFTER
CONTRACTUAL OBLIGATIONS              (IN THOUSANDS)   DECEMBER 2003    AND 2005      AND 2007          2007
----------------------------------   --------------   -------------   -----------   -----------   ---------
Notes payable ....................   $      1,344.7   $     1,096.0   $      86.9   $      79.0   $    82.8
Employee severance obligations ...          3,302.8         1,288.5       2,014.3
Employment agreement .............            606.4           256.5         349.9
Capital lease obligations ........             64.1            62.0           2.1
Operating lease obligations (a)(b)        115,820.9         9,725.8      27,067.8      27,025.1    52,002.2

(a) Amounts shown are net of $2.5 million of sublease rental income due under non-cancelable subleases.

(b) Includes approximately $11.6 million of obligations on leases for restaurants that have either been closed or are planned to be closed.

      We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally for ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some restaurant leases provide for contingent rental payments.

PURCHASE COMMITMENT

      During fiscal year 1999, we entered into an exclusive coffee supply agreement with an unrelated third party ("Supplier"). The agreement calls for minimum purchases, in terms of both quantity and price, to be made by the Company of coffee beans and related products. The agreement is in effect through December 2003 but may be terminated by the Company or the Supplier provided 180 days notice is given in advance of such termination. The Company is obligated to purchase approximately $0.7 million of roasted coffee between now and fiscal year end 2003 under the terms of that agreement.

      During fiscal year 2002, we entered into a beverage marketing agreement with the Coca-Cola Company. Under the agreement, the Company is obligated to purchase approximately 2.0 million gallons of fountain syrups at the then-current annually published national chain account prices.


--------------------------------------------------------------------------------

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

      o     expansion into new markets;

      o our ability to effectively manage our business with a reduced general and administrative staff;

      o our ability to incorporate a franchising and area development model into our strategy;

      o the availability and cost of additional financing, both to fund our existing operations and to grow and open new restaurants;

      o the rate of our internal growth, and our ability to generate increased revenue from our existing restaurants;

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


--------------------------------------------------------------------------------

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

      The Company's market risk exposures are related to its cash, cash equivalents, investments and interest that it pays on its debt. The Company has no derivative financial instruments or derivative commodity instruments in its cash, cash equivalents and investments. The Company invests its excess cash in investment grade highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income the Company earns on its investments and, therefore, impacts it cash flows and results of operations.

      All of the Company's transactions are conducted, and its accounts are denominated, in United States dollars. Accordingly, the Company is not exposed to foreign currency risk.

ITEM 4. Disclosure Controls & Procedures

      Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


--------------------------------------------------------------------------------

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      On February 5, 2003, a purported shareholder class action complaint was filed in the United States District Court for the Southern District of New York (the "Court"), alleging that the Company and various of its officers and directors and the Underwriter violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by misstating, and by failing to disclose, certain financial and other business information (Sheel Mohnot v. Cosi, Inc., et al., No. 03 CV 812). At least seven additional class action complaints with similar allegations were later filed (collectively, the "Securities Act Litigation"). The Securities Act Litigation is brought on behalf of a purported class of purchasers of the Company's stock allegedly traceable to its November 22, 2002 initial public offering ("IPO"). The complaints in the Securities Act Litigation generally claim that at the time of the IPO, the Company's offering materials failed to disclose that the funds raised through the IPO would be insufficient to implement the Company's expansion plan; that it was improbable that the Company would be able to open 53 to 59 new stores in 2003; that at the time of the IPO, Cosi had negative working capital and therefore did not have available working capital to repay certain debts; and that the principal purpose for going forward with the IPO was to repay certain existing shareholders and members of the Board of Directors for certain debts and to operate the Company's existing restaurants.

      On February 21, 2003, a purported shareholder class action complaint was filed in the Court alleging that the Company and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10-b promulgated thereunder, by issuing a series of material misrepresentations to the market between November 22, 2002 and February 4, 2003 (the "Class Period") (Georgette Pacia v. Cosi, Inc. et al., No. 03-CV-1156). One additional class action complaint with similar allegations was later filed (collectively, the "Securities Exchange Act Litigation"). The emphasis of the allegations in the complaint in the Securities Exchange Act Litigation is that the defendants knowingly or recklessly caused misrepresentations and omissions to be made regarding the Company's operating condition and future business prospects. Among other things, plaintiffs in the Securities Exchange Act Litigation allege that defendants failed to disclose that the funds raised by the IPO would be insufficient to implement the Company's expansion plan; that at the time of the IPO, defendants should have known that the costs of expansion would be greater than the cash available to the Company, making it improbable that the Company would be able to successfully continue to open new stores at the pace announced by the Company; and that defendants failed to disclose that a reduction in the offering price of the IPO would result in the Company being forced to abandon its growth strategy.

      The plaintiffs in the Securities Act Litigation and the Securities Exchange Act Litigation (the "Litigations") generally seek to recover compensatory damages, expert fees, attorneys' fees, costs of Court and pre- and post-judgment interest. The Underwriter is seeking indemnification from the Company for any damages assessed against it in the Securities Act Litigation. The Litigations are at a preliminary stage, and the Company expects that these related lawsuits will be consolidated into a single action. The Company believes that it has meritorious defenses against these claims, and intends to vigorously defend against them.


--------------------------------------------------------------------------------

ITEM 2. Use of Proceeds

USE OF PROCEEDS

We registered and sold 5,555,556 shares of our common stock, par value $0.01, to the public at an aggregate offering price of $38,888,892 or $7.00 per share pursuant to registration statement No. 333-86390, which was declared effective on November 21, 2002. The offering has terminated. The lead underwriter of the offering was William Blair & Company, LLC. Through March 31, 2003, we incurred the following expenses in connection with our initial public offering:

                                                                  In $ Millions

Gross Proceeds                                                        $38.9
Underwriter's Commissions                                              (2.7)
Other costs of issuance paid by the Company                            (3.4)
                                                                      -----
Net Proceeds to the Company                                           $32.8
                                                                      =====

The net offering proceeds to us through March 31, 2003 after deducting the total expenses above were approximately $32.8 million.

                                       Intended Use Of         Actual Use of
                                       Proceeds as stated in   Proceeds through
In $ Millions                          prospectus              March 31, 2003

Develop new restaurants and maintain
and remodel existing restaurants                       $19.6              $12.4
Prepay outstanding 13% senior
subordinated notes due 2006                              6.6                6.6
Retire all outstanding 12% senior
secured notes                                            7.5                7.5
Fund operating losses                                                       4.1

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

      As of April 1, 2003, in connection with the Loan and the related right, subject to shareholder approval, of the Guarantors to convert the Loan into shares of the Company's common stock, as described under "Liquidity and Capital Resources," the Company amended its Rights Agreement with American Stock Transfer And Trust Company, as rights agent, relating to the Company's preferred stock purchase rights (the "Rights Agreement"), to include Ziff Investors Partnership, L.P. II as an Exempt Person, as defined in Section 1(a) of the Rights Agreement. Ziff Investors Partnership, L.P. II is one of the guarantors of the Loan and, subject to stockholder approval, will have the right, under certain circumstances, to convert its pro rata share of the Loan into shares of our common stock. Ziff Investors Partnership, L.P. II is an entity related to ZAM Holdings, L.P., which is an Exempt Person under the Rights Agreement. A copy of the Amendment is attached hereto as Exhibit 4.3 and is incorporated herein by reference.


--------------------------------------------------------------------------------

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits.

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------

4.1     --  Loan Agreement dated March 31, 2003 between Cosi, Inc. and First
            Republic Bank.

4.2     --  Promissory Note dated March 31, 2003 between Cosi, Inc. and First
            Republic Bank.

4.3     --  Amendment No. 1 to Rights Agreement dated as of November 21, 2002, between Cosi, Inc. and American Stock Transfer and Trust Company, as rights agent.

10.1    --  Separation Agreement between Cosi and Andy Stenzler, effective
            January 31, 2003.

99.1    --  Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2    --  Certification of the Chief Financial Officer pursuant to Section 906
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


--------------------------------------------------------------------------------

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Cosi, Inc.


Dated: May 8, 2003                  By: /s/  Jay Wainwright
                                        ----------------------------------------
                                        Jay Wainwright
                                        Chief Executive Officer


Dated: May 8, 2003                  By: /s/  William D. Forrest
                                        ----------------------------------------
                                        William D. Forrest
                                        Chairman


Dated: May 8, 2003                  By: /s/  Kenneth S. Betuker
                                        ----------------------------------------
                                        Kenneth S. Betuker
                                        Chief Financial Officer
                                        (Chief Accounting Officer)
                                        Treasurer and Secretary


--------------------------------------------------------------------------------

                                 CERTIFICATIONS

I, Jay Wainwright, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cosi, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003


By /s/ Jay Wainwright
-----------------------
Jay Wainwright
Chief Executive Officer


--------------------------------------------------------------------------------

                                 CERTIFICATIONS

I, Kenneth S. Betuker, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cosi, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003


By: /s/ Kenneth S. Betuker
    ----------------------
Kenneth S. Betuker
Chief Financial Officer


--------------------------------------------------------------------------------
                                    Page 24