Form 10-Q
period 2003-06-30
COSI INC
filed 2003-08-15
CIK 1171014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q



(Mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
     For the quarterly period ended June 30, 2003

                                           or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________



                        Commission file number 000-50052

                                   Cosi, Inc.
             (Exact name of registrant as specified in its charter)




                      Delaware                                    06-1393745
           ---------------------------------                 -------------------
             (State or other jurisdiction                      (I.R.S. Employer
           of incorporation or organization)                 Identification No.)



                 242 West 36th Street
                    New York, NY                                     10018
           ---------------------------------                 -------------------
                (Address of principal                            (Zip code)
                 executive offices)



                                 (212) 653-1600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [x]     No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in rule 12b-2 of the Exchange Act). Yes [ ]     No [x]

As of August 12, 2003, 17,710,103 shares of the registrant's Common Stock, $.01 par value, were outstanding.

TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets as of June 30, 2003 and
December 30, 2002 (unaudited)

Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and July 1, 2002 (unaudited)

Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2003 (unaudited)

Consolidated Statements of Cash Flows for the six months ended
June 30, 2003 and July 1, 2002 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.  CONTROLS & PROCEDURES

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
ITEM 5.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                   COSI, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except share information)


                                                       June 30,    December 30,
                                                         2003         2002
                                                       --------    ------------

                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................   $  3,743.1    $ 13,032.3
  Accounts receivable, net of allowances of
    $231.3 and $232.1, respectively ................      1,096.0       1,511.5
  Inventory ........................................      1,276.5       1,465.8
  Prepaid expenses and other current assets ........      1,177.3       1,676.3
                                                       ----------    ----------
         Total current assets ......................      7,292.9      17,685.9
PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, net ................................     40,258.2      45,755.3
 INTANGIBLES, SECURITY DEPOSITS AND OTHER
   ASSETS, net .....................................      2,826.0       2,801.9
                                                       ----------    ----------
         Total assets ..............................   $ 50,377.1    $ 66,243.1
                                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .................................   $  4,590.8    $  8,925.2
  Accrued liabilities ..............................      7,582.5       5,922.4
  Current portion of other liabilities .............        612.5         671.6
  Current portion of capital lease obligations .....         18.4         117.0
  Current portion of long-term debt ................        811.0       1,280.4
                                                       ----------    ----------
         Total current liabilities .................     13,615.2      16,916.6
OTHER LIABILITIES, net of current portion ..........     11,664.1       9,748.3
CAPITAL LEASE OBLIGATIONS, net of current portion ..         --             2.5
LONG-TERM DEBT, net of current portion..............      3,254.4         248.7
                                                       ----------    ----------
         Total liabilities .........................     28,533.7      26,916.1
                                                       ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock -- $.01 par value: 100,000,000 shares
    authorized, 17,732,081 and 16,573,514  shares
    issued and outstanding, respectively ...........        177.3         165.7
  Additional paid-in capital .......................    190,836.2     189,255.0
  Deferred stock compensation ......................     (1,162.2)
  Treasury stock, at cost 21,978 shares in 2003 ....       (250.0)
  Notes receivable from stockholders ...............     (2,724.8)     (2,974.8)
  Accumulated deficit ..............................   (165,032.9)   (147,118.9)
                                                       ----------    ----------
         Total stockholders' equity ................     21,843.4      39,327.0
                                                       ----------    ----------
         Total liabilities and
           stockholders' equity ....................   $ 50,377.1    $ 66,243.1
                                                       ==========    ==========



 The accompanying notes are an integral part of these consolidated statements.

                                                             COSI, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)
                                              (in thousands, except per share amounts)

                                                                 Three Months Ended                 Six Months Ended
                                                            ------------------------------    -----------------------------
                                                            June 30, 2003     July 1, 2002    June 30, 2003    July 1, 2002
                                                            -------------     ------------    -------------    ------------

NET SALES .............................................      $ 28,936.4       $ 20,919.9       $ 54,590.9       $ 38,972.0

COST OF SALES:
  Cost of goods sold ..................................         8,172.5          5,645.6         15,489.0         10,499.0
  Restaurant operating expenses .......................        17,818.9         12,366.5         34,620.1         23,493.5
                                                             ----------       ----------       ----------       ----------
        TOTAL COST OF SALES ...........................        25,991.4         18,012.1         50,109.1         33,992.5

GENERAL AND ADMINISTRATIVE
EXPENSES...............................................         4,435.4          4,227.6         12,360.6          8,847.9
DEPRECIATION AND AMORTIZATION .........................         1,994.4          1,335.5          3,953.0          2,545.8
RESTAURANT PRE-OPENING EXPENSES
                                                                   --              286.1            349.1            397.5
PROVISION FOR LOSSES ON ASSET IMPAIRMENTS AND DISPOSALS

                                                                2,790.8              7.3          5,358.8              7.3
LEASE TERMINATION COSTS ...............................            --               --              257.1             --
                                                             ----------       ----------       ----------       ----------
        Operating loss ................................        (6,275.6)        (2,948.7)       (17,796.8)        (6,819.0)

INTEREST INCOME .......................................            10.4             32.4             35.5             62.3
INTEREST EXPENSE ......................................           (50.9)          (245.6)           (97.9)          (547.0)
AMORTIZATION OF DEFERRED FINANCING COSTS ..............           (29.8)           (62.4)           (54.8)          (148.8)
                                                             ----------       ----------       ----------       ----------

        Net loss ......................................      (6,345.9).         (3,224.3)       (17,914.0)        (7,452.5)

PREFERRED STOCK DIVIDENDS .............................            --           (2,383.4)            --           (4,343.9)

NET LOSS ATTRIBUTABLE TO COMMON STOCK .................      $ (6,345.9)      $ (5,607.7)      $(17,914.0)      $(11,796.4)
                                                             ==========       ==========       ==========       ==========

PER SHARE DATA:
  Net Loss Per Share: .................................      $    (0.38)      $    (1.23)      $    (1.07)      $    (2.60)
                                                             ==========       ==========       ==========       ==========
 Basic and diluted

Weighted Average Common Shares
  Outstanding .........................................          16,824            4,544           16,699            4,533
                                                             ==========       ==========       ==========       ==========

                            The accompanying notes are an integral part of these consolidated statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2003
                                   (unaudited)
                    (In thousands, except share information)

                                                         Common Stock                                  Treasury Stock
                                           -----------------------------------------               ----------------------
                                                                         Additional
                                           Number of                      Paid-In        Deferred        Number of
                                            Shares         Amount         Capital      Compensation        Shares
                                            ------         ------         -------      ------------        ------

BALANCE, December 30, 2002 ............    16,573,514     $165.7         $189,255.0

Stock compensation ....................            --         --               43.1             --              --

 Exercise of warrants .................         1,274         --                 --             --              --

 Issuance of restricted stock .........     1,157,293       11.6            1,538.1      $(1,549,7)

 Amortization of deferred compensation

Return of shares for note .............            --         --                 --           387.5         21,978

 Net loss .............................            --         --                 --              --             --

BALANCE, June 30, 2003 ................    17,732,081     $177.3         $190,836.2      $ (1,162.2)      $ 21,978

                                              Treasury Stock
                                      ------------------------------
                                                 Note
                                              Receivable
                                                 from         Accumulated
                                    Amount    Stockholders      Deficit           Total
                                    ------    ------------      -------           -----

BALANCE, December 30, 2002 ......       --     $(2,974.8)    $ (147,118.9)    $  39,327.0
Stock compensation ..............       --            --               --            43.1

 Issuance of restricted stock ...       --            --               --              --

 Amortization of deferred compens                                                   387.5
Return of shares for note .......  $(250.0)        250.0               --              --

 Net loss .......................       --            --        (17,914.0)      (17,914.0)

BALANCE, June 30, 2003 ..........  $(250.0)    $(2,724.8)    $ (165,032.9)    $  21,843.4

                                   COSI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                              For the Six Months Ended

                                                          June 30, 2003      July 1,2002
                                                          -------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................     $(17,914.0)     $ (7,452.5)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization .....................        3,953.0         2,545.7
    Amortization of deferred financing
      costs & debt discount ...........................           54.8           148.8
    Non-cash portion of asset impairments
      and disposals ...................................        4,923.3              --
    Provision for bad debts ...........................           18.0             4.9
    Stock compensation expense ........................          387.4              --
    Non-cash employee severance cost ..................           43.1              --

    Changes in operating assets and liabilities:
      Accounts receivable .............................          397.5           163.8
      Inventory .......................................          189.2           (98.8)
      Other assets ....................................         (266.5)         (828.0)
      Accounts payable ................................       (4,334.6)       (1,208.7)
      Accrued liabilities .............................        3,229.6          (346.6)
      Accrued contractual lease increases .............          287.6           364.7
      Prepaid expenses and other current
      assets ..........................................          499.0          (382.7)
      Lease termination accrual .......................          (43.4)         (222.7)
                                                             ---------       ---------
        Net cash used in operating
        activities ....................................       (8,576.2)       (7,312.1)
                                                             ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment and
   leasehold improvements .............................       (3,379.1)       (6,721.8)
 Return of (payments made for) security
  deposits ............................................          187.6           (23.8)
                                                             ---------       ---------
        Net cash used in investing
         activities ...................................       (3,191.5)       (6,745.6)
                                                             ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ..............           43.1           351.6
  Net proceeds from issuance of preferred .............             --        15,670.5
  stock
Principal payments on capital lease
    obligations .......................................         (101.1)         (249.1)
  Proceeds from long-term debt plus related
    warrants and accrued interest .....................        3,000.0           904.0
  Principal payments on long-term debt ................         (463.6)         (561.8)
                                                             ---------       ---------
        Net cash provided by financing
          activities ..................................        2,478.5        16,115.2
                                                             ---------       ---------
Net increase (decrease) in cash .......................       (9,289.2)        2,057.5

CASH AND CASH EQUIVALENTS, beginning of year ..........       13,032.3         4,469.6
                                                             ---------       ---------
CASH AND CASH EQUIVALENTS, end of period ..............      $ 3,743.1       $ 6,527.1
                                                             =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
    Interest ..........................................      $    97.9       $   547.0
                                                             =========       =========
    Corporate franchise and income taxes ..............      $    80.3       $   159.2
                                                             =========       =========
    Non-cash financing transactions:
    Conversion of Senior Subordinated
      Debt to .........................................      $      --       $ 3,183.2
      Series C Preferred Stock
    Conversion of Warrants to Series C
     Preferred Stock ..................................      $      --       $   429.9
                                                             =========       =========

 The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2003

Note A -- Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Cosi, Inc. and its subsidiaries (collectively, "Cosi," the "Company," "we" or "us") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 26 week period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2003.

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



Note B -- Stock-Based Compensation

      The Company complies with the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The provisions of SFAS 123 encourage entities to adopt a fair value based method of accounting for stock compensation plans; however, these provisions also permit the Company to continue to measure compensation costs under pre-existing accounting pronouncements. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 have been incorporated herein. Pursuant to SFAS 123, the Company has elected to continue the accounting set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and to provide the necessary pro forma disclosures.

      The following table illustrates the effect on net loss attributable to common stock and net loss per share of common stock as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                     For the Six Months
                                                            Ended
(In 000's)
                                              June 30, 2003      July 1,  2002
                                              -------------      -------------
  Net loss attributable ................
   to common stock - as  reported ......       $(17,914.0))      $  (11,796.4)
                                              ============       ============
   Stock based
    compensation included in the
    determination  of net loss, as
    reported ............................             43.1                 --
                                              ------------       ------------
   Stock based  compensation
   determined under SFAS 123 ............           (801.3)            (962.7)
                                              ------------       ------------

  Net loss attributable to common stock
   - Pro forma .........................         (18,672.2)         (12,759.1)
Net loss per common share
  -- Basic and Diluted:
  As reported ..........................      $      (1.07)      $      (2.60)
                                              ============       ============
  Pro forma ............................      $      (1.12)      $      (2.81)
                                              ============       ============

Note C -- Property, Equipment and Leasehold Improvements

      Property, equipment and leasehold improvements consist of the following:

                                                     June 30,     December 30,
(In 000's)                                             2003           2002
                                                    ---------     ------------

Leasehold improvements ....................       $ 34,816.6     $ 36,297.4
Furniture and fixtures ....................          9,500.2        9,499.9
Restaurant equipment ......................         13,586.3       13,000.9
Computer and
 telephone equipment ......................          8,153.0        7,962.2
Construction in
progress ..................................            204.2        1,063.8
                                                   ---------      ---------
                                                    66,260.3       67,824.2
Less: accumulated
depreciation and ..........................        (26,002.1)     (22,068.9)
                                                   ---------      ---------
  amortization ............................       $ 40,258.2     $ 45,755.3
                                                   =========      =========

Restaurant Impairment Charges

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and previously under SFAS No. 121, impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. The Company has identified certain units that have been impaired, and recorded an asset impairment charge of approximately $3.5 million (related to eight restaurants) in the first half of fiscal 2003. No impairment charges were recorded in the first half of fiscal 2002. The Company determines whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determines the impairment charge based on discounted cash flows for the same period.

      In addition, during the first half of fiscal 2003, the Company recorded a charge of $0.6 million to reflect the writedown of fixed assets associated with the closure of three underperforming restaurants, and also recorded a writedown of approximately $1.3 million to reflect the writeoff of construction in progress on 25 restaurants which were in the Company's development pipeline, but have been cancelled. These charges have been recorded in provision for losses on asset impairments and disposals in the accompanying Consolidated Statements of Operations.

Note D -- Accrued Liabilities

   Accrued liabilities consist of the following:

                                          June 30,    December 30,
(In 000's)                                   2003        2002
                                         ---------    ------------

Payroll and related
benefits and taxes ................      $1,771.6      $1,521.2
Professional and legal
costs .............................         313.6         437.0
Taxes payable .....................         816.2         825.3
Severance payable - current
 portion ..........................       1,239.4            --
Unearned vendor allowances ........         581.0         595.5
Other .............................       2,860.7       2,543.4
                                         --------      --------
                                         $7,582.5      $5,922.4
                                         ========      ========

Note E - Long-Term Debt

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

      The Company has an outstanding note payable of approximately $120,000. The note is due March 2007 and requires monthly payments of $3,097, which commenced in May 1998, and accrues interest at a rate of 10% per year.

      In 2001 the Company entered into a settlement agreement involving a trademark dispute. Under that agreement, the Company is obligated to make annual payments of $25,000 per year through 2011. The present value of those future payments is included in Notes Payable on the accompanying balance sheets.

      In April 2003 the Company borrowed the full amount of a $3 million line of credit (the "$3 Million Note") from a bank to be used for general corporate purposes. The $3 Million Note bears interest at 75 basis points over Bank of America's prime lending rate and is secured by all of the Company's tangible and intangible property, other than equipment pledged to secure its equipment loan credit facility. The $3 Million Note matures in May 2004. The Company paid the bank fees and expenses of approximately $22,000 upon funding of the loan in April 2003. The $3 Million Note is guaranteed, jointly and severally, by Eric J. Gleacher, one of the Company's stockholders and formerly a director; Charles G. Phillips, one of its shareholders and an entity related to ZAM Holdings, the Company's largest shareholder (together, "the Guarantors"). At any time during the term of the $3 Million Note, the Guarantors have the right to require the bank to assign the $3 Million Note to the Guarantors. If the $3 Million Note has not been assigned by the bank to the Guarantors, and has not been paid in full by August 15, 2003, then the bank is required to assign the $3 Million Note to the Guarantors. On August 5, 2003, the Guarantors agreed, upon assignment of the $3 Million Note, to extend the maturity of the note to December 31, 2004. If approved by the Company's shareholders, upon assignment of the $3 Million Note to the Guarantors, the $3 Million Note will be convertible into shares of common stock, under certain circumstances, at the option of the Guarantors, at a conversion price equal to the lesser of $1.50 or 85% of the weighted average price per share of the Company's common stock for the fifteen trading day period ending three trading days before the conversion date.

     Note F -- Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except for per share data):

                                             For the Three Months               For the Six Months
                                                     Ended                            Ended

                                        June 30, 2003     July 1, 2002    June 30, 2003    July 1, 2002
                                        -------------     ------------    -------------    ------------
Basic and Diluted:
Net loss ..........................      $ (6,345.9       $ (3,224.3      $(17,914.0)      $ (7,452.5)
Preferred stock
dividends .........................              --         (2,383.4)           --           (4,343.9)
Net loss attributable
 to common stock ..................        (6,345.9)        (5,607.7)      (17,914.0)       (11,796.4)
                                         ----------       ----------      ----------       ----------
Weighted average common shares
 outstanding ......................        16,823.7          4,544.4        16,698.6          4,533.3
Net loss per share ................      $    (0.38)      $    (1.23)     $    (1.07)      $    (2.60)
                                         ==========       ==========      ==========       ==========

Note G - Employee Severance Charge

      During the first quarter of fiscal 2003 the Company reduced its executive, general and administrative staffing by 26 persons. These reductions were made primarily due to a reduction in the Company's growth plans and a change in the Company's executive management. At that time the Company recorded a charge of $3.7 million to provide for the costs, including severance payments, expected to be incurred in connection with this personnel reduction. This charge is included in general and administrative expenses in the accompanying consolidated statements of operations. Of these costs, $0.8 million were paid during the first half of fiscal 2003, leaving a remaining accrued liability of $2.9 million as of June 30, 2003. Of this amount, $1.6 million is due after one year and is included in other liabilities, net of current portion in the accompanying financial statements.

            (In 000's)                             Termination
                                                    Benefits
            Balance December 30, 2002                      --
            Charges during the period                $3,700.0
            Non-cash portion of charges                  43.1
            Cash Payments                               804.9
                                                     --------
            Balance June 30, 2003                    $2,852.0

Note H - Restricted Stock

      On June 26, 2003, the Company entered into an employment agreement with William D. Forrest. Pursuant to the agreement, Mr. Forrest will serve as Executive Chairman for three years ending on March 31, 2006. In consideration for Mr. Forrest's service as the Company's Executive Chairman, on June 26, 2003, the Company issued to Mr. Forrest 1,156,407 shares of its authorized but unissued common stock, representing 5% of its outstanding common stock on a fully diluted basis (assuming all outstanding options and warrants are exercised). Upon completion of the Company's pending rights offering, the Company will issue a number of additional shares to Mr. Forrest such that his percentage ownership of Cosi on a fully diluted basis remains 5%; provided, however, that if the subscription price in the rights offering is less than $1.25 per share, the Company will issue Mr. Forrest a number of shares equal to the number of shares that Mr. Forrest would have received in the offering based upon a subscription price of $1.25 per share. Mr. Forrest's rights in the shares vest as follows: (i) 25% of the shares vested upon issuance; (ii) 25% of the shares will vest on April 1, 2004, provided the agreement is still in effect; and (iii) on the last day of each month, commencing with April 2004, and ending on March 2006, 2.08% of the shares will vest, and an additional .08% of the shares will vest on March 31, 2006, provided that at the end of each month the agreement is still in effect. All shares not vested will fully vest upon the termination of this agreement by Cosi without cause (as defined in the agreement), or upon a change of control (as defined in the agreement). If Mr. Forrest is terminated by the Company for cause (as defined in the agreement), all unvested shares will be forfeited. Mr. Forrest agreed that, during the term of the agreement and for a period of 12 months thereafter, he will not compete with the Company or solicit its employees. The value of Mr. Forrest's shares, based on the closing price of the Company's common stock on the date of the grant, of $1.34 per share, was $1,549,585, which was recorded as deferred stock compensation within stockholder's equity. The amortization of deferred stock compensation expense, representing the value of the shares that vested upon issuance, of $387,396 is included in general and administrative expenses in the accompanying consolidated statements of operations. The remaining balance will be amortized as stock compensation expense evenly over the remaining life of Mr. Forrest's employment agreement.

Note I - Contingencies

      On February 5, 2003, a purported shareholder class action complaint was filed in the United States District Court for the Southern District of New York (the "Court"), alleging that the Company and various of its officers and directors and the underwriter of the Company's IPO violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by misstating, and by failing to disclose, certain financial and other business information (Sheel Mohnot v. Cosi, Inc., et al., No. 03 CV 812). At least eight additional class action complaints with substantially similar allegations were later filed. These actions have been consolidated in In re Cosi, Inc. Securities Litigation (collectively, the "Securities Act Litigation"). On July 7, 2003, lead plaintiffs filed a Consolidated Amended Complaint, alleging on behalf of a purported class of purchasers of the Company's stock allegedly traceable to its November 22, 2002 IPO, that at the time of the IPO, the Company's offering materials failed to disclose that the funds raised through the IPO would be insufficient to implement the Company's expansion plan; that it was improbable that the Company would be able to open 53 to 59 new restaurants in 2003; that at the time of the IPO, the Company had negative working capital and therefore did not have available working capital to repay certain debts; and that the principal purpose for going forward with the IPO was to repay certain existing shareholders and members of the Board of Directors for certain debts and to operate the Company's existing restaurants.

      The plaintiffs in the Securities Act Litigation generally seek to recover recessionary damages, expert fees, attorneys' fees, costs of court and pre- and post-judgment interest. The underwriter is seeking indemnification from the Company for any damages assessed against it in the Securities Act Litigation. The Securities Act Litigation is at a preliminary stage, and the Company believes that it has meritorious defenses to these claims, and intends to vigorously defend against them.

Note J - Subsequent Events

      On July 7, 2003 Mr. Kevin Armstrong joined Cosi as its Chief Executive Officer, and was appointed to the Company's Board of Directors. In connection with his employment Mr. Armstrong was granted options to purchase 900,000 shares of the Company's common stock at a price of $1.77 per share, the closing market price on the date of the grant. Twenty-five percent of Mr. Armstrong's options vested immediately, with 1/3 of the balance vesting on each of the first three anniversaries of the grant date.

      On August 5 and 6, 2003, the Company issued senior secured promissory notes with an aggregate principal amount of $1.5 million to Eric J. Gleacher, Charles G. Phillips and ZAM Holdings, L.P. (collectively the "$1.5 Million Note") Subject to stockholder approval, each of these persons will have the right to convert, in whole or in part, their pro-rata share of the outstanding principal amount of the $1.5 Million Note plus accrued and unpaid interest into shares of common stock at a conversion price equal to the lesser of (i) $1.50 per share and (ii) 85% of the weighted average price per share of the Company's common stock as reported on the Nasdaq National Market for the 15-trading-day period ending three trading days before the conversion date.

      On August 5, 2003, the Company entered into an Investment Agreement with Mr. Gleacher, Mr. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P., (together the "Funding Parties"). Pursuant to the Investment Agreement, subject to certain conditions, the Funding Parties have agreed to provide funding to the Company in an aggregate amount up to $8.5 million reduced by the amount outstanding under the $3 Million Note and the $1.5 Million Note. At the option of the Funding Parties, the Funding Parties may fund such greater amount permitted by the Investment

Agreement to allow the Funding Parties to maintain certain relative ownership levels. If stockholders (other than the Funding Parties) subscribe for at least $2.0 million worth of shares in the Company's pending rights offering, the Funding Parties would, subject to certain conditions, provide this funding in the form of an investment in common stock at the subscription price. If stockholders (other than the Funding Parties) do not subscribe for at least $2.0 million worth of shares in the Company's pending rights offering, the Company will not consummate the pending rights offering, and the Funding Parties will, subject to certain conditions, provide this funding in the form of, at their option, a purchase of shares of common stock at the subscription price or the purchase of a senior secured note which is convertible into shares of common stock. The Funding Parties agreed not to exercise their basic subscription privilege or over-subscription privilege in the Company's pending rights offering.

      On August 5, 2003, the Company and Mr. Gleacher, Mr. Phillips and ZAM Holdings, L.P. entered into an agreement pursuant to which Messrs. Gleacher and Phillips and ZAM Holdings, L.P. agreed to provide funding to the Company by purchasing senior secured promissory notes in the aggregate principal amount of $3 million if (i) the Company's proposed rights offering is abandoned by December 1, 2003, (ii) stockholders do not approve (a) the conversion feature of the $3 Million Note and the $1.5 Million Note, and (b) the Investment Agreement,
(iii) as a result, the Funding Parties do not provide the funding contemplated by the Investment Agreement and (iv) the Company's "Cumulative Modified EBITDA", for the months of July through October, 2003 is no less than a loss of $1,185,000. "Cumulative Modified EBITDA" is defined in the agreement as (A) the Company's earnings before interest, taxes, depreciation, asset impairment charges, restaurant closing costs and other items customarily and properly classified by the Company as one-time, extraordinary expenses for internal reporting purposes) less (B) capital expenditures. The $3 million in additional funding would be provided in the form of a non-convertible secured promissory note. The note will mature on January 15, 2005. Messrs. Gleacher and Phillips and ZAM Holdings, L.P. will only provide this funding if stockholders do not approve the conversion feature of the $3 Million Note and the $1.5 Million Note and the Investment Agreement, and the Company does not consummate the rights offering.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Our objective is to build a nationwide system of distinctive restaurants that generate attractive unit economics by appealing to a broad range of customers. In 2003, we announced our intention to incorporate a franchising and area developer model into our business strategy.

      As of June 30, 2003, we owned and operated 94 fast casual restaurants in 11 states and the District of Columbia. Cosi restaurants are all-day cafes that feature signature bread and coffee products in an environment that changes throughout the day. Cosi restaurants offer breakfast, lunch, afternoon coffee, dinner, and dessert menus full of creative, cravable foods and beverages. Subsequent to June 30, 2003 we closed one underperforming restaurant.

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

      We opened six new restaurants in the first quarter of fiscal 2003. No new restaurants were opened in the second quarter of fiscal 2003. Five new restaurants were opened in the first half of fiscal 2002. We closed three underperforming restaurants in the first quarter of fiscal 2003, and closed one restaurant, which was not suited for remodeling to our current prototype, in the first quarter of fiscal 2002.

              -----------------------------------------------------------
              Six Months Ended                         June 30,   July 1,
                                                         2003      2002
              -----------------------------------------------------------
              Restaurants open at beginning of
              period                                    91         67
              -----------------------------------------------------------
              Restaurants opened                         6          5
              -----------------------------------------------------------
              Restaurants closed                         3          1
              -----------------------------------------------------------
              Restaurants open at end of period         94         71
              -----------------------------------------------------------

Critical Accounting Policies

      Our consolidated financial statements and the notes to our consolidated financial statements contain information that is pertinent to management's discussion and analysis of financial condition and results of operation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. We believe the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.

      Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS 121") and APB Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. We adopted the provisions of this statement beginning in fiscal 2002. SFAS 144 requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144 and previously SFAS 121 has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level, and record an impairment loss whenever we determine impairment factors are present. We consider a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations.

      We have estimated our likely liability under contractual leases for restaurants that have been, or will be, closed. Such estimates have affected the amount and timing of charges to operating results that have been significant in recent years, and are impacted by management's judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146") which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and was adopted by the Company in January 2003.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." ("SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into the accompanying financial statements and footnotes. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" to account for employee stock options.

      We have recorded a full valuation allowance to reduce our deferred tax assets related to net operating loss carry forwards. A positive adjustment to income will be required in future years if we determine that we could realize these deferred tax assets.

Net Sales

      Our sales are composed almost entirely of food and beverage sales.

Comparable Restaurant Sales

      In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. At June 30, 2003 and July 1, 2002 there were 64 and 50 restaurants in our comparable restaurant base, respectively.

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

      General and administrative expenses. General and administrative expenses include all corporate and administrative functions that support our restaurants and provide an infrastructure to operate our business. Components of these expenses include executive management; supervisory and staff salaries, bonuses and related taxes and employee benefits; travel; information systems; training; support center rent and related occupancy costs; and professional and consulting fees. The salaries, bonus and employee benefits costs included as general and administrative expenses are generally more fixed in nature and do not vary directly with the number of restaurants we operate.

      Depreciation and amortization. Depreciation and amortization principally includes depreciation on restaurant assets.

      Restaurant pre-opening expenses. Restaurant pre-opening expenses, which are expensed as incurred, include the costs of recruiting, hiring and training the initial restaurant work force, travel, the cost of food and labor used during the period before opening, the cost of initial quantities of supplies, and other direct costs related to the opening or remodeling of a restaurant.

      Our fiscal year ends on the Monday falling nearest to December 31st. Fiscal years 2000, 2001 and 2002 each included 52 weeks. The six-month periods ended June 30, 2003 and July 1, 2002 each contained 26 weeks.

Results of Operations

      Our operating results for the three and six months ended June 30th 2003 and July 1st 2002, expressed as a percentage of sales, were as follows:

                                  Three Months Ended        Six Months Ended

                                June 30,     July 1,      June 30,    July 1,
                                 2003         2002         2003        2002
                                 ----         ----         ----        ----

Net sales .................      100.0%       100.0%       100.0%       100.0%
Costs and Expenses:
  Cost of goods sold ......       28.2%        27.0%        28.4%        26.9%
  Restaurant operating
    expenses ..............       61.6%        59.1%        63.4%        60.3%
                                 -----        -----        -----        -----
  Total costs of sales ....       89.8%        86.1%        91.8%        87.2%

    General and
    administrative expenses       15.3%        20.2%        22.6%        22.7%
    Depreciation and
     amortization ..........       6.9%         6.4%         7.2%         6.5%
    Restaurant pre-opening
     expenses ..............         --         1.4%         0.6%         1.0%
    Provision for losses on
     asset impairments and
     disposals .............       9.6%          --          9.8%          --
  Lease termination costs .         --           --          0.5%          --
Operating income (loss) ...      (21.7)%      (14.1)%      (32.6)%      (17.5)%
                                 -----        -----        -----        -----
Other income (expense):
  Interest income .........        0.1%         0.2%         0.1%         0.2%
  Interest expense ........       (0.2)%       (1.2)%       (0.2)%       (1.4)%
  Amortization of deferred
    financing costs .......       (0.1)%       (0.3)%       (0.1)%       (0.4)%
                                 -----        -----        -----        -----

  Total other income
    (expense), net ........       (0.2)%      (1.3)%        (0.2)%       (1.6)%
                                 -----        -----        -----        -----

Net income (loss) .........      (21.9)%      (15.4)%      (32.8)%      (19.1)%

Three and six months ended June 30, 2003 vs. three and six months ended July 1, 2002

Net Sales

      Sales increased $8.0 million, or 38.3%, to $28.9 million in the second quarter of fiscal 2003, from $20.9 million in the second quarter of fiscal 2002. This increase was primarily due to the full period contribution of sales from the 20 restaurants opened during fiscal 2002, subsequent to the second quarter of fiscal 2002, from sales of six restaurants opened during the first quarter of fiscal 2003 and from an increase in comparable restaurant sales. Three restaurants were closed at the end of the first quarter, having minimal impact on sales comparisons to last year. Year-to-date sales increased $15.6 million, or 40.1%, to $54.6 million in the first half of fiscal 2003, from $39.0 million in the first half of fiscal 2002. This increase was primarily due to the full period contribution of sales from the 20 restaurants opened during fiscal 2002, subsequent to the second quarter of fiscal 2002, from sales of six restaurants opened during the first quarter of fiscal 2003 and from an increase in comparable restaurant sales.

      In the second quarter of fiscal 2003 comparable restaurant sales increased 5.4%. In comparable restaurants, our transaction count was up 3.8% compared to the same period last year, and our average check increased 1.6%. For the first half of fiscal 2003 comparable restaurant sales increased 5.2%. In comparable restaurants, our transaction count was up 1.4% and our average check increased 3.8% compared to the same period last year.

      Subsequent to the end of the second quarter, we identified 22 restaurants that had low sales during the breakfast daypart and we determined that the profit contribution from that daypart in those restaurants was not sufficient. Subsequently, we closed those particular restaurants during the breakfast daypart. This will have a negative effect on our sales growth going forward, but we believe that our profitability will be improved by this action. However, there can be no assurances that this action will improve our profitability.

Costs and Expenses

      Cost of goods sold. In the second quarter of fiscal 2003, cost of goods sold increased $2.5 million or 44.8%, to $8.2 million, from $5.6 million in the second quarter of fiscal 2002. As a percentage of sales, cost of goods sold increased to 28.2% of sales in the second quarter of fiscal 2003, from 27.0% in the second quarter of fiscal 2002. The increase in cost of goods sold as a percentage of sales was primarily due to a shift in our sales mix in 2003 when compared to 2002. During the second quarter of fiscal 2003, food sales increased to 75.9% of total sales, from 69.7% in last year's quarter, with an offsetting reduction in our beverage sales, which were 24.1% of total sales in this year's quarter, compared to 30.3% in last year's quarter. Our food sales have a higher cost of sales when compared to our beverage sales. Also, within the food category, we have seen an increase in the percentage of sales of salads this year. Produce costs were higher in the second quarter this year when compared to last year due to the adverse weather conditions this spring, and added demand. These higher produce costs, combined with the disproportional increase in our salad sales also contributed to the increase in cost of goods sold. Late in this year's quarter we adjusted our menu prices for salads upward in order to more appropriately price our salad products versus our competitors' prices. We expect that this price adjustment will have a positive impact on our cost of goods sold, as a percentage of our sales. Year-to-date, cost of goods sold increased $5.0 million or 47.5% to $15.5 million, from $10.5 million in the first half of fiscal 2002. As a percentage of sales, cost of goods sold increased to 28.4% of sales in the first half of fiscal 2003, from 26.9% in the first half of fiscal 2002. The increase in cost of goods sold as a percentage of sales this year was primarily due to a shift in our sales mix in 2003 when compared to 2002, as discussed above. Additionally, for most of the first quarter of fiscal 2002 our menu prices were higher than they were in 2003, contributing to lower cost of goods sold, as a percentage of sales in 2002, when compared to 2003.

      Restaurant operating expenses. Restaurant operating expenses increased by $5.5 million, or 44.1%, to $17.8 million in the second quarter of fiscal 2003, from $12.4 million in the second quarter of fiscal 2002. This increase is primarily due to the increase in the number of restaurants in operation this year. As a percentage of sales, restaurant operating expenses increased to 61.6% of sales in the second quarter of fiscal 2003, from 59.1% in the second quarter of fiscal 2002. This increase, as a percentage of sales, was primarily due to increases in our labor costs. Year-to-date, restaurant operating expenses increased by $11.1 million, or 47.4%, to $34.6 million in the first half of fiscal

2003, from $23.5 million in the first half of fiscal 2002. This increase is primarily due to the increase in the number of restaurants in operation this year. As a percentage of sales, restaurant operating expenses increased to 63.4% of sales in the first half of fiscal 2003, from 60.3% in the first half of fiscal 2002. This increase, as a percentage of sales, was primarily due to increases in our labor costs.

      General and administrative costs. General and administrative costs increased by $0.2 million, or 4.9%, to $4.4 million in the second quarter of fiscal 2003, from $4.2 million in the second quarter of fiscal 2002. This increase is primarily due to a $0.4 million employee stock compensation charge in this year's quarter related to the grant of shares of restricted common stock to William D. Forrest. Additionally, during this year's quarter $0.4 million of costs associated with our store development department were incurred. That department has been significantly reduced subsequent to the end of the second quarter. These increases were partially offset by $0.6 million in cost reductions associated with reductions in our executive, general and administrative staff since the beginning of the year. As a percentage of sales, general and administrative costs decreased to 15.3% of sales in the second quarter of fiscal 2003, from 20.2% of sales in the second quarter of fiscal 2002 primarily due to sales leverage against these costs. Year-to-date general and administrative costs increased by $3.6 million, or 39.7%, to $12.4 million in the first half of fiscal 2003, from $8.8 million in the first half of fiscal 2002. This increase is primarily due to a $3.7 million employee severance charge in this year's first quarter, the $0.4 million employee stock compensation charge and $0.4 million in store development department costs in this year's second quarter. These increases were partially offset by $0.9 million in cost reductions associated with reductions in our executive, general and administrative staff since the beginning of the year. As a percentage of sales, general and administrative costs decreased to 22.6% of sales in the first half of fiscal 2003, from 22.7% of sales in the first half of fiscal 2002. The decrease as a percentage of sales was entirely due to sales leverage against these costs. Excluding the employee severance charge, the employee stock compensation charge and the store development costs discussed above, general and administrative costs decreased to 14.5% of sales in this year's first half.

      Depreciation and amortization. Depreciation and amortization increased $0.7 million, or 49.3%, to $2.0 million in the second quarter of fiscal 2003, from $1.3 million in the second quarter of fiscal 2002. This increase was primarily due to additional depreciation expense for restaurants opened subsequent to the second quarter of fiscal 2002. As a percentage of restaurant sales, depreciation and amortization increased to 6.9% of sales in the second quarter of fiscal 2003, compared to 6.4% of sales in the second quarter of fiscal 2002. This increase, as a percentage of sales, is primarily due to the lower per unit sales performance in restaurants opened since the first quarter of fiscal 2002. Year-to-date, depreciation and amortization increased $1.5 million, or 55.3%, to $4.0 million in the first half of fiscal 2003, from $2.5 million in the first half of fiscal 2002. This increase was primarily due to additional depreciation expense for restaurants opened subsequent to the second quarter of fiscal 2002. As a percentage of restaurant sales, depreciation and amortization increased to 7.2% of sales in the first half of fiscal 2003, compared to 6.5% of sales in the first half of fiscal 2002. This increase, as a percentage of sales, is primarily due to the lower per unit sales performance in restaurants opened since the second quarter of fiscal 2002.

      Restaurant pre-opening expenses. There were no restaurant pre-opening expenses recorded in the second quarter of fiscal 2003 as no new restaurants were opened. In the second quarter of fiscal 2002, $0.3 million in restaurant pre-opening expenses were recorded. Year-to-date, restaurant pre-opening expenses decreased $0.1 million to $0.3 million in the first half of fiscal 2003, from $0.4 million in the first half of fiscal 2002. As a percentage of restaurant sales, restaurant pre-opening expenses decreased to 0.6% of sales in the first half of fiscal 2003, from 1.0% of sales in the first half of fiscal 2002. This decrease is primarily due to the decrease in the number of new restaurants opened or remodeled in the first half of fiscal 2003. Six new restaurants were opened in the first half of fiscal 2003 compared to five new restaurants and five remodeled restaurants opened in the first half of fiscal 2002.

      Loss on impairment of property and equipment and restaurant disposals. During the second quarter of fiscal 2003, we recognized $2.8 million of asset impairment and store disposal costs. This entire charge represents impairment charges taken on six underperforming restaurants. Of these six restaurants, three were opened in the second half of fiscal 2002 and one was opened in the first quarter of fiscal 2003. An immaterial amount of losses on asset disposals was recognized during the second quarter of fiscal 2002. Year-to-date, we have recognized $5.4 million of asset impairment and store disposal costs. Of this, approximately $0.6 million represents charges related to the closure of three under performing restaurants during the first quarter, approximately $1.3 million were charges taken on twenty-five locations which were in our development pipeline but have been cancelled, and approximately $3.5 million represents impairment charges taken on eight underperforming restaurants, three of which have been identified for closure in the future. We have identified thirteen additional units, eight of which were opened in late 2002 and early 2003, in which we believe that performance improvements can be achieved. However, if such improvements are not realized additional impairment charges will be necessary.

      Lease termination costs. No lease termination costs were recorded in the second quarter of either fiscal 2003 or 2002. Year-to-date in fiscal 2003, we have recognized $0.3 million of lease termination costs, related to the termination of several leases on restaurants which were in the development pipeline, but for which our plans were cancelled during the first quarter. No such charges were recognized during the first half of fiscal 2002.

      We announced previously that our Board of Directors had concluded that the Company's financial performance would be strengthened by closing in an orderly fashion as many as 13 of the Company's restaurants, three of which were closed in the first quarter of fiscal 2003. Future closings are dependent on our ability to negotiate acceptable terms with our landlords to terminate the leases for those units, or on our ability to locate acceptable sub-tenants or assignees for the leases at those locations. Future closings may result in additional lease termination costs. Subsequent to the end of the second quarter we closed one additional location, and have entered into a sublease for that location. We remain liable under our prime lease. There can be no assurances that we will be successful in negotiating terms that will enable us to close additional underperforming units.

      Interest income and expense. During the second quarter and first half of fiscal 2003 and the second quarter and first half of fiscal 2002 interest income was less than $0.1 million. Interest expense decreased $0.2 million to less than $0.1 million in the second quarter of fiscal 2003 from $0.3 million in the second quarter of fiscal 2002. Year-to-date interest expense has decreased $0.4 million to $0.1 million in the first half of fiscal 2003 from $0.5 million in the first half of fiscal 2002.The decrease in interest expense is primarily due to the repayment of borrowings under our 13% senior subordinated notes due 2006, which were outstanding during the first half of fiscal 2002. Those notes were repaid in December 2002 with proceeds from our initial public offering.

      Amortization of deferred financing costs and debt discount During the second quarter of fiscal 2003, we recorded less than $0.1 million in amortization of deferred financing costs related to our equipment loan credit facility. This compares to $0.1 million recorded in the second quarter of fiscal 2002. Year-to-date we recorded less than $0.1 million in amortization of deferred financing costs related to our equipment loan credit facility in the first half of fiscal 2003. This compares to $0.1 million recorded in the first half of fiscal 2002. The reduction in 2003 is primarily related to the repayment of our senior subordinated notes and elimination of the associated amortization of debt discount related to those notes.

Liquidity and Capital Resources

      Cash and cash equivalents were $3.7 million on June 30, 2003, compared with $13.0 million on December 30, 2002. Our working capital was a deficit of $6.3 million on June 30, 2003, compared with working capital of $0.7 million as of December 30, 2002. Our principal requirements for cash are funding operations, capital expenditures for the development of new restaurants, and for maintaining or remodeling existing restaurants. During the first half of fiscal 2003, we financed our requirements for capital with the proceeds from the initial public offering of our common stock that was completed in November of 2002, and from the proceeds of the $3 Million Note, described below.

      Net cash used in operating activities for the six months ended June 30, 2003 was $8.6 million, compared to $7.3 million for the six months ended July 1, 2002. Funds used in operating activities in the first half of 2003 increased primarily as a result of an increase in our net loss compared to the first half of 2002. Total capital expenditures for the six months ended June 30, 2003 were $3.4 million, compared to expenditures of $6.7 million for the six months ended July 1, 2002. These expenditures were primarily related to the opening of six new restaurants during the first half of fiscal 2003, and remodeling five existing restaurants and constructing five new restaurants during the first half of fiscal 2002. Net cash provided by financing activities was $2.5 million for the six months ended June 30, 2003. During the period, we borrowed $3 million under the $3 Million Note, and made scheduled repayments of $0.4 million and $0.1 million related to our outstanding long-term debt and capital lease obligations, respectively.

      During fiscal 2002, we issued approximately 1.1 million shares of Series C preferred stock and received approximately $19.3 million, net of offering costs. Of this, approximately $3.6 million represented the exchange of approximately $3.5 million face amount of our 13% Senior Subordinated Notes and accrued interest. We also issued approximately 5.6 million shares of our common stock in our initial public offering and received approximately $32.8 million, net of offering costs. Prior to our initial public offering, we issued approximately $0.5 million of additional Senior Subordinated Notes and accrued $0.8 million of interest on these notes, and issued approximately $9.5 million face amount of our 12% Senior Secured notes and accrued $0.2 million of interest on these notes. During the period, we made scheduled repayments of $1.2 and $0.5 million related to our other outstanding long-term debt and capital lease obligations, respectively. Approximately $6.6 million of the proceeds from our initial public offering were used to repay our outstanding 13% Senior Subordinated notes, including accrued interest and pre-payment premium, and approximately $7.5 million of proceeds and approximately $2.1 million of available cash were used to repay our outstanding 12% Senior Secured notes, including accrued interest. There are two notes payable outstanding under our equipment loan credit facility: a note payable due September 1, 2003, at an interest rate of 9.1%, and a note payable due December 1, 2003 at an interest rate of 8.5%.

      During the first half of fiscal 2003, we experienced lower sales and operating profits than we had projected, mostly related to underperformance at new restaurants opened in the second half of 2002 and in the first quarter of 2003 and severe winter weather in the Northeast. In addition, our cash position has been adversely impacted by the payment of costs associated with restaurants in our development pipeline that we determined not to open. Principally because of these developments, we determined that it was prudent to seek additional financing. Consequently, we obtained a $3 million line of credit from a bank to be used for general corporate purposes and borrowed the full amount on April 1, 2003 (the "$3 Million Note"). In addition, we announced our intention to pursue a rights offering (the "Offering") to raise approximately $14 million. In connection therewith, we announced that a group of our shareholders, including the Guarantors (defined below), indicated that they will commit to provide funding in the amount of up to $8.5 million. This commitment is subject to, among other things, our shareholders approving the conversion feature of the $3 Million Note and the $1.5 Million Note (described below). The $3 Million Note bears interest at 75 basis points over Bank of America's prime lending rate and the $3 Million Note is secured by all of our tangible and intangible property, other than equipment pledged to secure our equipment loan credit facility. The $3 Million Note matures in May, 2004. We paid the bank fees and expenses of approximately $22,000 upon funding of the $3 Million Note. The $3 Million Note is guaranteed, jointly and severally, by Eric J. Gleacher, one of our stockholders, and one of our former directors; Charles G. Phillips, one of our stockholders and Ziff Investors Partnership, L.P. II, an entity related to ZAM Holdings, L.P., our largest stockholder (together, "the Guarantors"). At any time during the term of the $3 Million Note, the Guarantors have the right to require the bank to assign the $3 Million Note to the Guarantors or their designees that are reasonably acceptable to us. If the $3 Million Note has not been assigned by the bank to the Guarantors or their designees, and has not been paid in full by August 15, 2003, then the bank is required to assign the $3 Million Note to the Guarantors or their designees. On August 5, 2003, the Guarantors agreed, upon assignment of the $3 Million Note, to extend the maturity of the note to December 31, 2004. If our stockholders approve the conversion feature of the senior secured notes, upon assignment of the $3 Million Note to the Guarantors or their designees, the $3 Million Note will be convertible into shares of our common stock, at the option of the Guarantors, at a conversion price equal to the lesser of $1.50 or 85% of the weighted average price per share of our common stock for the fifteen trading day period ending three trading days before the conversion date. If our stockholders approve the conversion feature of the senior secured notes and if we consummate the rights offering the $3 Million Note will be converted by the holders.

      On August 5, 2003, we entered into an Investment Agreement (the "Investment Agreement") with Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P., (together the "Funding Parties"). Pursuant to the Investment Agreement, subject to certain conditions, the Funding Parties have agreed to provide funding to us in an aggregate amount up to $8.5 million reduced by the amount outstanding under the $3 Million Note and the $1.5 Million Note. At the option of the Funding Parties, the Funding Parties may fund such greater amount permitted by the Investment Agreement to allow the Funding Parties to maintain certain relative ownership levels. If our stockholders (other than the Funding Parties) subscribe for at least $2.0 million worth of shares in the Offering, the Funding Parties would, subject to certain conditions, provide this funding in the form of an investment in our common stock at the subscription price. If our stockholders (other than the Funding Parties) do not subscribe for at least $2.0 million worth of shares in the Offering, we will not consummate the Offering and the Funding Parties will, subject to certain conditions, provide this funding in the form of, at their option, a purchase of shares of our common stock at the subscription price or the purchase of a senior secured note which is convertible into shares of our common stock. The Funding Parties agreed not to exercise their basic subscription privilege or over-subscription privilege in the Offering. The $8.5 million in funding described above is allocated as follows: (a) Mr. Gleacher, $2,000,000; (b) Mr. Phillips, $750,000; (c) LJCB, $750,000 and (d) ZAM Holdings,
L.P. $5,000,000.

      In order to ensure that we would have sufficient cash resources pending consummation of the Offering, on August 5 and 6, 2003, Messrs. Gleacher, Phillips and ZAM Holdings provided $1.5 million of the Funding Parties' $8.5 Million commitment in the form of three senior secured promissory notes. All three notes equal an aggregate of $1.5 million (the "$1.5 Million Note"). The terms of the $1.5 Million Note are substantially similar to the terms of the $3 Million Note and the $1.5 Million Note matures on December 31, 2004. If approved by our shareholders, the $1.5 Million Note will be convertible into shares of our common stock, at the option of the holders thereof, at a conversion price equal to the lesser of $1.50 or 85% of the weighted average price per share of our common stock for the fifteen trading day period ending three trading days before the conversion date. If our stockholders approve the conversion feature of the senior secured notes and if we consummate the Offering, the $1.5 Million Note will be converted by the holders.

      The Funding Parties funding commitment pursuant to the Investment Agreement is subject to certain conditions, including our stockholders approving the conversion feature of the $3 Million Note and the $1.5 Million Note and the Investment Agreement and the transactions contemplated thereby, including the Offering. In order to provide the Company with sufficient liquidity and cash resources in the event that the conditions to the Investment Agreement are not satisfied, and consequently the Funding Parties are not obligated to provide funding under the Investment Agreement, on August 5, 2003, the Company and Mr. Gleacher, Mr. Phillips and ZAM Holdings, L.P. entered into an agreement pursuant to which Messrs. Gleacher and Phillips and ZAM Holdings, L.P. agreed to provide funding to the Company by purchasing senior secured promissory notes from the Company in the aggregate principal amount of $3 million if (i) the Offering is abandoned by December 1, 2003, (ii) the Company's stockholders do not approve
(a) the conversion feature of the $3 Million Note and the $1.5 Million Note, and
(b) the Investment Agreement, (iii) as a result, the Funding Parties do not provide the funding contemplated by the Investment Agreement and (iv) the Company's "Cumulative Modified EBITDA" for the months of July through October, 2003 is no less than a loss of $1,185,000. "Cumulative Modified EBITDA" is defined in the agreement as (A) the Company's earnings before interest, taxes, depreciation, amortization, asset impairment charges, restaurant closing costs and other items customarily and properly classified by the Company as one-time, extraordinary expenses for internal reporting purposes less (B) capital expenditures.

      The $3 million in additional funding would be provided in the form of a non-convertible secured promissory note with terms which may be substantially less favorable to the Company than the $3 Million Note and the $1.5 Million Note. The note will mature on January 15, 2005. Messrs. Gleacher and Phillips and ZAM Holdings will only provide this funding if our stockholders do not approve the conversion feature of the $3 Million Note and the $1.5 Million Note and the Investment Agreement, and the Company does not consummate the rights offering. In this event, the Funding Parties are only committed to provide an aggregate of $7.5 million (the $3 Million Note, the $1.5 Million Note and the $3 million non-convertible note described above) as opposed to up to $8.5 million pursuant to the Investment Agreement (the $3 Million Note, the $1.5 Million Note and up to $4 million pursuant to the Investment Agreement).

      We currently estimate that our current cash resources will be sufficient until the completion of the Offering, or until the abandonment of the Offering and funding of the remaining commitment by the Funding Parties.

      We currently estimate that our capital expenditures during 2003 will be approximately $3.8 million, principally for the opening of the six new restaurants that have already been opened, and for maintaining and remodeling existing restaurants. Most of these expenditures have been paid, the remainder will be funded through existing cash balances and from the proceeds from the $1.5 Million Note. We anticipate that our capital expenditures for the remainder of the year will be minimal.

      We plan to fund the operations, maintenance and growth of our restaurants primarily through the Offering (including the senior secured notes) and internally generated cash flow produced by our existing restaurants. Our cash resources going forward will be highly dependent upon the level of internally generated cash from operations and upon any potential future financing transactions, including the Offering. If cash flows from our existing restaurants or cash flow from new restaurants that we open do not meet our expectations or are otherwise insufficient to satisfy our cash needs or expansion plans, we may have to seek alternative financing from external sources to continue funding our operations and growth, close underperforming restaurants or alter or cease our plans to open or franchise new restaurants. We cannot predict whether such financing will be available on terms acceptable to us, or at all.

      In the event that our stockholders approve the conversion feature of the notes and the Investment Agreement and our stockholders, other than the Funding Parties, subscribe for at least $2 million in the Offering, we will, subject to certain conditions, secure a minimum of $10.5 million of funding in the form of purchases of our common stock, including the conversion of the $3 Million Note and the $1.5 Million Note. We anticipate that this funding, our current cash balances and internally generated cash flows will be sufficient to fund our cash requirements for the next twelve months.

      In the event that our stockholders approve the conversion feature of the notes and the Investment Agreement, but our stockholders, other than the Funding Parties, do not subscribe for a minimum of $2 million in the Offering, we will not consummate the Offering and we will, subject to certain conditions, obtain a maximum of $8.5 million in funding (including the $3 Million Note and the $1.5 Million Note) in the form of, at the option of the Funding Parties, a purchase of shares of our common stock at the subscription price or the purchase of a senior secured note which is convertible into shares of our common stock. In addition, the $3 Million Note and the $1.5 Million Note may remain outstanding and payable at maturity in December 2004, which could have an adverse effect on our near term working capital. In this event, we anticipate that this funding, our current cash balances and internally generated cash flows will be sufficient to fund our cash requirements for the next twelve months. However, we may need to secure additional financing upon the maturity of the $3 Million Note and the $1.5 Million Note. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

      In the event that our stockholders do not approve the conversion feature of the notes and the Investment Agreement, and the Company satisfies the EBITDA condition described above, we will not consummate the Offering and we will secure a maximum of $7.5 million in financing (including the $3 Million Note and the $1.5 Million Note). The $3 million in additional funding would be in the form of senior secured non-convertible notes due January 15, 2005. In addition, the $3 Million Note and the $1.5 Million Note will remain outstanding and payable at maturity in December 2004, which could have an adverse effect on our near term working capital. In this event, we anticipate that this funding, our current cash balances and internally generated cash flows will be sufficient to fund our cash requirements for the next twelve months. However, we may need to secure additional financing upon the maturity of the $3 Million Note and the $1.5 Million Note and the $3 million non-convertible note. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

      In the event that our stockholders do not approve the conversion feature of the notes and the Investment Agreement, and the Company does not satisfy the EBITDA condition described above, the Funding Parties will not be obligated to provide any additional funding and we will need to secure additional financing to execute our business plan in the near future. There can be no assurance that we will be able to secure such financing on terms favorable to the Company or at all. The failure to obtain such financing would likely have a material adverse effect on the Company, our operations and growth plans, including our plans to open or franchise new restaurants.

Contractual Obligations

      The following table sets forth the Company's future contractual payment obligations as of June 30, 2003:

                                                                    Due July -      Due in         Due in
                                                        Total       December      2004 and       2006 and        Due after
      Contractual Obligations                      (in thousands)      2003          2005          2007            2007
      -----------------------                      --------------      ----          ----          ----            ----
Notes payable ...............................      $  4,065.4       $  816.7      $  3,086.9     $   79.0      $    82.8
Employee severance obligations ..............         2,852.0          837.7         2,014.3
Employment agreement ........................           511.9          162.0           349.9
Capital lease obligations ...................            18.4           18.4
Operating lease obligations (a)  (b) ........       110,936.3        6,580.4        26,759.8     26,689.2       50,906.9

(a) Amounts shown are net of $2.5 million of sublease rental income due under non-cancelable subleases.

(b) Includes approximately $11.4 million of obligations on leases for restaurants that have either been closed or are planned to be closed.

      We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally for ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some restaurant leases provide for contingent rental payments.

Purchase Commitment

      During fiscal year 1999, we entered into an exclusive coffee supply agreement with an unrelated third party (the "Supplier"). The agreement calls for minimum purchases, in terms of both quantity and price, to be made by the Company of coffee beans and related products. The agreement is in effect through December 2003 but may be terminated by the Company or the Supplier provided 180 days notice is given in advance of such termination. The Company is obligated to purchase approximately $0.6 million of roasted coffee beans between now and fiscal year end 2003 under the terms of that agreement.

      During fiscal year 2002, we entered into a beverage marketing agreement with the Coca-Cola Company. Under the agreement, the Company is obligated to purchase approximately 2.0 million gallons of fountain syrups at the then-current annually published national chain account prices.

                           FORWARD-LOOKING STATEMENTS

      Matters discussed in this report which relate to events or developments that are expected to occur in the future, including any discussion, expressed or implied, of anticipated growth, operating results or earnings constitute forward-looking statements. Forward-looking statements are based on management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

      o     the cost of our principal food products;

      o     fluctuations in our quarterly results;

      o     labor shortages or increased labor costs;

      o the rate of our internal growth and our ability to generate increased revenue from existing restaurants;

      o     changes in consumer preferences and demographic trends;

      o     increased government regulation;

      o increasing competition in the fast casual dining segment of the restaurant industry;

      o     supply and delivery shortages or interruptions;

      o     expansion into new markets;

      o     market saturation due to new restaurant openings;

      o our ability to effectively manage our business with a reduced general and administrative staff;

      o our ability to incorporate a franchising and area developer model into our strategy;

      o     inadequate protection of our intellectual property;

      o adverse weather conditions, which impact customer traffic at our restaurants;

      o the availability and cost of additional financing, both to fund our existing operations and to grow and open new restaurants;

      o     adverse economic conditions; and

      o     our ability to generate positive cash flow from operations.

The words "believe," "may," "will," "should," "anticipate," "estimate," "expect," "intend," "objective," "seek," "plan," "strive" or similar words, or the negatives of these words, identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

      The Company's market risk exposures are related to its cash, cash equivalents, investments and interest that it pays on its debt. The Company holds no derivative financial instruments or derivative commodity instruments in its cash, cash equivalents and investments. The Company invests its excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income the Company earns on its investments and the interest expense the Company pays on its floating rate debt, and therefore, impacts the Company's cash flows and results of operations.

      All of the Company's transactions are conducted, and its accounts are denominated, in United States dollars. Accordingly, the Company is not exposed to foreign currency risk.

ITEM 4. Controls & Procedures

      Based on an evaluation carried out, as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of the end of the period covered by this report, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      On February 5, 2003, a purported shareholder class action complaint was filed in the United States District Court for the Southern District of New York, alleging that the Company and various of its officers and directors and the underwriter of the Company's IPO violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by misstating, and by failing to disclose, certain financial and other business information (Sheel Mohnot v. Cosi, Inc., et al., No. 03 CV 812). At least eight additional class action complaints with substantially similar allegations were later filed. These actions have been consolidated in In re Cosi, Inc. Securities Litigation (collectively, the "Securities Act Litigation"). On July 7, 2003, lead plaintiffs filed a Consolidated Amended Complaint, alleging on behalf of a purported class of purchasers of the Company's stock, allegedly traceable to its November 22, 2002 IPO, that at the time of the IPO, the Company's offering materials failed to disclose that the funds raised through the IPO would be insufficient to implement the Company's expansion plan; that it was improbable that the Company would be able to open 53 to 59 new restaurants in 2003; that at the time of the IPO, the Company had negative working capital and therefore did not have available working capital to repay certain debts; and that the principal purpose for going forward with the IPO was to repay certain existing shareholders and members of the Board of Directors for certain debts and to operate the Company's existing restaurants.

      The plaintiffs in the Securities Act Litigation generally seek to recover recessionary damages, expert fees, attorneys' fees, costs of court and pre- and post-judgment interest. The underwriter is seeking indemnification from the Company for any damages assessed against it in the Securities Act Litigation. The Securities Act Litigation is at a preliminary stage, and the Company believes that it has meritorious defenses to these claims, and intends to vigorously defend against them.

ITEM 2. CHANGES IN SECURITIES AND USEOF PROCEEDS

Use of Proceeds

      We registered and sold 5,555,556 shares of our common stock, par value $0.01, to the public at an aggregate offering price of $38,888,892 or $7.00 per share pursuant to registration statement No. 333-86390, which was declared effective on November 21, 2002. The offering has terminated. The lead underwriter of the offering was William Blair & Company, LLC. Through June 30, 2003, we incurred the following expenses in connection with our initial public offering:

                                                       In $ Millions

              Gross proceeds .........................      $38.9
              Underwriter's commissions ..............       (2.7)
              Other costs of issuance paid by
                the Company ..........................       (3.4)
                                                            -----
              Net proceeds to the Company ............      $32.8
                                                            =====

   The net offering proceeds to us through June 30, 2003 after deducting the total expenses above were approximately $32.8 million.

                                           Intended use of      Actual use of
                In $ millions              proceeds as          proceeds
                                           stated in            through June
                                           prospectus           30, 2003
         Develop new restaurants and
         maintain and remodel                 $19.6              $12.6
         existing restaurants
         Prepay outstanding 13%
         senior subordinated notes
         due 2006                               6.6                6.6
         Retire all outstanding 12%
         senior secured notes                   7.5                7.5
         Fund operating losses                   --                6.1



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits.

     Exhibit
     Number                Description of Exhibit
     ------                ----------------------
       4.1       --  Investment Agreement, dated as of August 5, 2003,
                     among the Company,
                     Eric J. Gleacher, Charles G. Phillips,
                     LJCB Nominees Pty Ltd, and ZAM Holdings, L.P.
                     (Filed as Exhibit 4.9 to the Company's Registration Statement on Form S-1, filed on August 6, 2003).
       4.2       --  Letter Agreement, dated as of August 5, 2003, among
                     the Company, Eric J. Gleacher, Charles G.
                     Phillips, and ZAM Holdings, L.P.
                     (Filed as Exhibit 4.10 to the Company's Registration Statement on Form S-1, filed on August 6, 2003).
       4.3       --  Promissory Note, dated as of August 5, 2003,
                     between the Company and ZAM Holdings, L.P.
                     (Filed as Exhibit 4.8.1 to the Company's Registration Statement on Form S-1, filed on August 6, 2003).
       4.4       --  Promissory Note, dated as of August 5, 2003,
                     between the Company and Eric J. Gleacher (Filed as
                     Exhibit 4.8.2 to the Company's Registration Statement on Form S-1, filed on August 6, 2003).
       4.5       --  Promissory Note, dated as of August 6, 2003,
                     between the Company and Charles G. Phillips.
      10.1       --  Second Amendment to Distributor Service
                     Agreement between Cosi and Maines Paper & Food
                     Service, Inc.
      31.1       --  Certification of the Chief Executive Officer
                     pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002.
      31.2       --  Certification of the Chief Financial Officer
                     pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002.
      32.1       --  Certification of the Chief Executive Officer
                     pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002.
      32.2       --  Certification of the Chief Financial Officer
                     pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002.

      (b) Reports on Form 8-K.

      The Company filed a Current Report on Form 8-K on May 13, 2003, which attached and incorporated by reference the Company's press release dated May 8, 2003 reporting the Company's financial results for the first fiscal quarter ended March 31, 2003.

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Cosi, Inc.



Dated: August 14, 2003                 By: /s/ Kevin Armstrong
                                               ---------------------------------
                                               Kevin Armstrong
                                               Chief Executive Officer



Dated: August 14, 2003                 By: /s/ Kenneth S. Betuker
                                               ---------------------------------
                                               Kenneth S. Betuker
                                               Chief Financial Officer
                                               (Chief Accounting Officer)
                                               Treasurer and Secretary