Form 10-Q
period 2003-09-29
COSI INC
filed 2003-11-07
CIK 1171014

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 29, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act) Yes [ ]No [x]

As of October 15, 2003, 17,710,103 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                                   COSI, INC.

TABLE OF CONTENTS


PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets as of September 29, 2003 and
December 30, 2002 (unaudited)

Consolidated Statements of Operations for the three and nine months ended September 29, 2003 and September 30, 2002 (unaudited)

Consolidated Statement of Stockholders' Equity for the nine months ended September 29, 2003 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 29, 2003 and September 30, 2002 (unaudited)

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

ITEM 5.     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                                   COSI, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except share information)

                                                                   SEPTEMBER 29,             DECEMBER 30,
                                                                       2003                      2002
                                                                    ----------                ----------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .........................               $  3,239.0                $ 13,032.3
  Accounts receivable, net of allowances of
    $246.3 and $232.1, respectively .................                  1,214.8                   1,511.5
  Inventory .........................................                  1,149.4                   1,465.8
  Prepaid expenses and other current assets .........                    955.0                   1,676.3
                                                                    ----------                ----------
         Total current assets .......................                  6,558.2                  17,685.9
PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, net .................................                 38,217.2                  45,755.3
 INTANGIBLES, SECURITY DEPOSITS AND OTHER ASSETS, net                  3,200.8                   2,801.9
                                                                    ----------                ----------
         Total assets ...............................                 47,976.2                  66,243.1
                                                                    ==========                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ..................................               $  4,197.1                $  8,925.2
  Accrued liabilities ...............................                  8,872.4                   5,922.4
  Current portion of other liabilities ..............                    664.6                     671.6
  Current portion of capital lease obligations ......                      1.5                     117.0
  Current portion of long-term debt .................                    429.4                   1,280.4
                                                                    ----------                ----------
         Total current liabilities ..................                 14,165.0                  16,916.6
OTHER LIABILITIES, net of current portion ...........                  9,661.6                   9,748.3
CAPITAL LEASE OBLIGATIONS, net of current portion ...                       --                       2.5
LONG-TERM DEBT, net of current portion ..............                  4,737.0                     248.7
                                                                    ----------                ----------
         Total liabilities ..........................                 28,563.6                  26,916.1
                                                                    ----------                ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock -- $.01 par value: 100,000,000 shares
    authorized, 17,732,081 and 16,573,514 shares
    issued and outstanding, respectively ............                    177.3                     165.7
  Additional paid-in capital ........................                190,836.2                 189,255.0
  Deferred stock compensation .......................                 (1,056.6)                       --
 Treasury Stock, at cost 21,978 shares in 2003 ......                   (250.0)                       --
  Notes receivable from stockholders ................                 (2,724.8)                 (2,974.8)
  Accumulated deficit ...............................               (167,569.5)               (147,118.9)
                                                                    ----------                ----------
         Total stockholders' equity .................                 19,412.6                  39,327.0
                                                                    ----------                ----------
         Total liabilities, and
           stockholders' equity .....................               $ 47,976.2                $ 66,243.1
                                                                    ==========                ==========

  The accompanying notes are an integral part of these consolidated statements.

                                   COSI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            --------------------------      --------------------------
                                                           SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                                               2003            2002            2003            2002
                                                            ----------      ----------      ----------      ----------
NET SALES .............................................     $ 27,539.3      $ 22,085.5      $ 82,130.2      $ 61,057.4
COST OF SALES:
  Cost of goods sold ..................................        7,515.4         5,861.5        23,004.5        16,360.5
  Restaurant operating expenses .......................       17,442.3        13,160.6        52,062.3        36,654.1
                                                            ----------      ----------      ----------      ----------
        TOTAL COST OF SALES ...........................       24,957.7        19,022.1        75,066.8        53,014.6
GENERAL AND ADMINISTRATIVE EXPENSES ...................        3,502.1         4,051.7        15,862.7        12,899.6
DEPRECIATION AND AMORTIZATION .........................        1,862.8         1,602.2         5,815.8         4,147.9
RESTAURANT PRE-OPENING EXPENSES .......................           32.2           542.3           381.4           939.8
PROVISION FOR LOSSES ON ASSET IMPAIRMENTS AND DISPOSALS          339.9              --         5,698.6             7.3
LEASE TERMINATION COSTS ...............................         (602.8)             --          (345.7)             --
                                                            ----------      ----------      ----------      ----------
        Operating loss ................................       (2,552.6)       (3,132.8)      (20,349.4)       (9,951.8)
INTEREST INCOME .......................................            4.2            20.0            39.7            82.3
INTEREST EXPENSE ......................................          (87.1)         (463.0)         (239.8)       (1,158.8)
OTHER INCOME ..........................................           99.0           380.4            99.0           380.4
                                                            ----------      ----------      ----------      ----------
        Net loss ......................................       (2,536.5)       (3,195.4)      (20,450.5)      (10,647.9)
PREFERRED STOCK DIVIDENDS .............................             --        (2,432.8)             --        (6,776.8)
                                                            ----------      ----------      ----------      ----------
NET LOSS ATTRIBUTABLE TO COMMON STOCK .................     $ (2,536.5)     $ (5,628.2)     $(20,450.5)     $(17,424.7)
                                                            ==========      ==========      ==========      ==========
PER SHARE DATA:
  Net Loss Per Share:
    Basic and diluted .................................     $    (0.14)     $    (1.24)     $    (1.20)     $    (3.84)
  Weighted Average Common Shares Outstanding: (in
    thousands) ........................................          17,710           4,545          17,036           4,536

 The accompanying notes are an integral part of these consolidated statements.

                                   COSI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                      NINE MONTHS ENDED
                                                                  ------------------------
                                                                SEPTEMBER 29,  SEPTEMBER 30,
                                                                    2003           2002
                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................................     $(20,450.5)    $(10,647.9)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization ...........................       5,815.8        4,148.0
    Amortization of deferred financing costs ................          62.1          167.5
    Non-cash portion of asset impairments and disposals .....       5,293.9            4.5
    Provision for bad debts .................................          27.0           18.0
    Amortization of deferred compensation ...................         493.1             --
    Non-cash employee severance cost ........................          43.1             --
    Changes in operating assets and liabilities:
      Accounts receivable ...................................         269.7          419.5
      Inventory .............................................         316.3            1.5
      Other assets ..........................................        (751.5)      (2,121.1)
      Accounts payable ......................................      (4,728.2)         164.8
      Accrued liabilities ...................................       3,445.5           80.3
      Accrued contractual lease increases ...................         436.7          520.2
      Prepaid expenses and other current assets .............         721.3         (236.2)
      Lease termination accrual .............................      (1,025.8)        (318.8)
                                                                  ---------      ---------
        Net cash used in operating activities ...............     (10,031.5)      (7,799.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment and leasehold improvements      (3,571.6)     (12,248.4)
  Return of security deposits ...............................         290.5             --
                                                                  ---------      ---------
        Net cash used in investing activities ...............      (3,281.1)     (12,248.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ....................            --          351.6
  Net proceeds from issuance of preferred stock .............            --       15,670.5
  Principal payments on capital lease obligations ...........        (118.0)        (379.9)
  Proceeds from long-term debt plus related .................       4,500.0        4,203.0
    Warrants and accrued interest ...........................
  Principal payments on long-term debt ......................        (862.7)        (872.7)
                                                                  ---------      ---------
        Net cash provided by (used in) financing
          activities ........................................       3,519.3       18,972.5
                                                                  ---------      ---------
Net increase (decrease) in cash .............................      (9,793.3)      (1,075.6)
CASH AND CASH EQUIVALENTS, beginning of year ................      13,032.3        4,469.6
                                                                  ---------      ---------
CASH AND CASH EQUIVALENTS, end of period ....................     $ 3,239.0      $ 3,393.9
                                                                  =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ................................................     $   229.2      $   241.0
    Corporate franchise and income taxes ....................         134.6          165.4
  Non-cash financing transactions:
    Conversion of Senior Subordinated Debt to
      Series C Preferred ....................................            --        3,183.2
    Conversion of Warrants to Series C Preferred ............            --          429.9

 The accompanying notes are an integral part of these consolidated statements.

                                   COSI, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For Nine Months Ended September 29, 2003
                                   (unaudited)
                    (in thousands, except share information)

                                                         Common Stock
                                          ----------------------------------------
                                                                        Additional
                                          Number of                      Paid In        Deferred
                                            Shares         Amount        Capital      Compensation
                                          ----------     ----------     ----------     ----------
BALANCE, December 30, 2002 ..........     16,573,514     $    165.7     $189,255.0     $       --
Stock Compensation ..................             --             --           43.1             --
Exercise of Warrants ................          1,274             --             --             --
Issuance of Restricted Stock ........      1,157,293           11.6        1,538.1       (1,549.7)
Amortization of deferred compensation             --             --             --          493.1
Return of shares for note ...........             --             --             --             --
Net Loss ............................             --             --             --             --
                                          ----------     ----------     ----------     ----------
BALANCE, September 29, 2003 .........     17,732,081     $    177.3     $190,836.2     $ (1,056.6)
                                          ==========     ==========     ==========     ==========

                                                         Treasury Stock
                                          --------------------------------------------
                                           Number of                   Note Receivable   Accumulated
                                            Shares          Amount    from Stockholders    Deficit          Total
                                          ----------      ----------  -----------------   ----------      ----------
BALANCE, December 30, 2002 ..........             --      $       --      $ (2,974.8)    $ (147,119.0)    $ 39,326.9
Stock Compensation ..................             --              --              --              --            43.1
Exercise of Warrants ................             --              --              --              --              --
Issuance of Restricted Stock ........             --              --              --              --              --
Amortization of deferred compensation             --              --              --              --           493.1
Return of shares for note ...........         21,978          (250.0)          250.0
Net Loss ............................                                                      (20,450.5)      (20,450.5)
                                          ----------      ----------      ----------      ----------      ----------
BALANCE, September 29, 2003 .........    $    21,978      $   (250.0)     $ (2,724.8)    $(167,569.5)     $ 19,412.6
                                          ==========      ==========      ==========      ==========      ==========

Notes to Consolidated Financial Statements (unaudited)

September 29, 2003

NOTE A --BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cosi, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week and thirty-nine week periods ended September 29, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2003.

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

During the first nine months of fiscal 2003, we experienced lower sales and operating profits than we had projected, mostly related to underperformance at new restaurants opened in the second half of 2002 and in the first quarter of 2003 and severe winter weather in the Northeast. In addition, our cash position has been adversely impacted by the payment of costs associated with restaurants in our development pipeline that we decided not to open. As a result, the Company incurred a loss of $20.4 million and used cash in operating activities of $10.0 million for the nine months ended September 30, 2003. Cash and cash equivalents were $3.2 million and working capital was a deficit of $7.6 million. Liquidity and Capital Resources of Management's Discussion and Analysis describes management's plans to address these issues.

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

                                                         NINE MONTHS ENDED                        THREE MONTHS ENDED
                                                    --------------------------               --------------------------
(IN 000'S, EXCEPT PER SHARE DATA)
                                                  SEPTEMBER 29,    SEPTEMBER 30,           SEPTEMBER 29,    SEPTEMBER 30,
                                                      2003             2002                    2003             2002
                                                    ----------      ----------               ----------      ----------
  Net loss attributable to common stock - as
     reported .................................     $(20,450.5)$     (17,424.7)              $ (2,536.5)       (5,628.2)
    Stock based compensation included in the
     determination of net loss, as reported ...           43.1              --                       --              --
    Stock based compensation determined under
     SFAS 123 .................................         (844.5)       (1,444.2)                   (43.2)         (481.5)
                                                    ----------      ----------               ----------      ----------
  Net loss attributable to common stock -
     Pro forma ................................      (21,251.9)      (18,868.9)                (2,579.7)       (6,109.7)
Net loss per common share -- Basic and Diluted:
  As reported .................................     $    (1.20)     $    (3.84)              $    (0.14)     $    (1.24)
                                                    ==========      ==========               ==========      ==========
  Pro forma ...................................     $    (1.25)     $    (4.16)              $    (0.15)     $    (1.34)
                                                    ==========      ==========               ==========      ==========

NOTE C -- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

                                     SEPTEMBER 29,   DECEMBER 30,
(IN 000'S)                               2003            2002
                                       ---------      ---------
Leasehold improvements ...........     $34,583.3      $36,297.4
Furniture and fixtures ...........       9,495.9        9,499.9
Restaurant equipment .............      13,848.7       13,000.9
Computer and telephone equipment .       8,154.2        7,962.2
Construction in progress .........            --        1,063.8
                                       ---------      ---------
                                        66,082.1       67,824.2
Less: accumulated depreciation and
  amortization ...................     (27,864.9)     (22,068.9)
                                       ---------      ---------
                                       $38,217.2      $45,755.3
                                       =========      =========

RESTAURANT IMPAIRMENT CHARGES

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and previously under SFAS 121, impairment losses are recorded on long-lived assets on a restaurant by restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. The Company has identified certain units that have been impaired, and recorded an asset impairment charge of approximately $3.8 million (related to nine restaurants) through the third quarter of fiscal 2003. The Company recorded a nominal impairment charge in the first three quarters of fiscal 2002. The Company determines whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determines the impairment charge based on discounted cash flows for the same period.

In addition, during the first three quarters of fiscal 2003 the Company recorded a charge of $.6 million to reflect the writedown of fixed assets associated with the closure of three underperforming restaurants, and also recorded a writedown of approximately $1.3 million to reflect the write-off of construction in progress on 25 restaurants which were in the development pipeline, but have been cancelled. These charges have been recorded in provision for losses on asset impairments and disposals in the accompanying Consolidated Statements of Operations.

NOTE D -- ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                         SEPTEMBER 29, DECEMBER 30,
(IN 000'S)                                   2003         2002
                                           --------     --------
Payroll and related benefits and taxes     $1,592.2     $1,521.2
Professional and legal costs .........        167.6        437.0
Taxes payable ........................      1,415.7        825.3
Severance payable - current portion ..      1,357.0           --
Unearned vendor allowances ...........        575.7        595.5
Other ................................      3,764.2      2,543.4
                                           --------     --------
                                           $8,872.4     $5,922.4
                                           ========     ========

NOTE E - LONG-TERM DEBT

NOTES PAYABLE

The Company maintains a credit facility in the original amount of $3 million under a Master Loan and Security Agreement dated October 28, 1999 (the "Equipment Loan Credit Facility"). The proceeds are required to be used for the purchases of equipment. Borrowings are secured by the equipment purchased. Each borrowing under the Equipment Loan Credit Facility is payable over 36 months and the interest rate is determined at the time of the borrowing. Warrants to purchase shares of common stock were issued in connection with the Credit Facility. The warrants entitle the holder to acquire 8,068 shares of the Company's common stock for $14.875 per share. As of December 30, 2002, there were two notes payable outstanding under the Equipment Loan Credit Facility. A note payable in the remaining principal amount of $113,738 was satisfied in full on September 1, 2003 according to the terms of the note. A note payable due December 1, 2003 in the amount of $186,158 requires monthly payments of $58,361, which commenced in December 2001, and accrues interest at a rate of 8.50% per annum. The Company is amortizing loan fees as additional interest expense over the term of the notes.

The Company has an outstanding note payable of approximately $110,000. The note is due March 2007 and requires monthly payments of $3,097, which commenced in May 1998, and accrues interest at a rate of 10% per year.

In 2001 the Company entered into a settlement agreement involving a trademark dispute. Under that agreement, the Company is obligated to make annual payments of $25,000 per year through 2011. The present value of those future payments is included in Notes Payable on the accompanying balance sheets.

In April 2003, the Company borrowed the full amount of a $3 million line of credit (the "$3 Million Note") from a bank to be used for general corporate purposes. The $3 Million Note bears interest at 75 basis points over Bank of America's prime lending rate and is secured by all of the Company's tangible and intangible property, other than equipment pledged to secure its equipment loan credit facility. The Company paid the bank fees and expenses of approximately $22,000 upon funding of the loan in April 2003. The $3 Million Note was guaranteed, jointly and severally, by Eric J. Gleacher, one of the Company's stockholders and formerly a director; Charles G. Phillips, one of its stockholders, and an entity related to ZAM Holdings L.P., the Company's largest stockholder (together, "the Guarantors"). On October 30, 2003, the bank assigned the note to the Guarantors or their designees and the maturity date was extended to December 31, 2004. If approved by the Company's stockholders, the $3 Million Note will be convertible into shares of common stock, under certain circumstances, at the option of the holders, at a conversion price equal to the lesser of $1.50 or 85% of the weighted average price per share of the Company's common stock for the fifteen trading day period ending three trading days before the conversion date.

On August 5 and 6, 2003, the Company issued senior secured promissory notes with an aggregate principal amount of $1.5 million to Eric J. Gleacher, Charles G. Phillips and ZAM Holdings, L.P. (collectively the "$1.5 Million Note"). Subject to stockholder approval, each of the Guarantors will have the right to convert, in whole or in part, their pro-rata share of the outstanding principal amount of the $1.5 Million Note plus accrued and unpaid interest into shares of common stock at a conversion price equal to the lesser of (i) $1.50 per share and (ii) 85% of the weighted average price per share of the Company's common stock as reported on the Nasdaq National Market for the 15-trading-day period ending three trading days before the conversion date.

NOTE F - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except for per share data):

                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                          --------------------------      --------------------------
(IN 000'S, EXCEPT PER SHARE DATA)        SEPTEMBER 29,   SEPTEMBER 30,    SEPTEMBER      SEPTEMBER 30,
                                             2003            2002          29, 2003          2002
                                          ----------      ----------      ----------      ----------
Basic and Diluted:
Net loss ............................     $ (2,536.5)     $ (3,195.4)     $(20,450.5)     $(10,647.9)
Preferred stock dividends ...........             --        (2,432.8)             --        (6,776.8)
                                          ----------      ----------      ----------      ----------
Net loss attributable to common stock     $ (2,536.5)     $ (5,628.2)     $(20,450.5)     $(17,424.7)
                                          ==========      ==========      ==========      ==========
Weighted average common shares
outstanding .........................         17,710           4,545          17,036           4,536
Net loss per share ..................     $    (0.14)     $    (1.24)     $    (1.20)     $    (3.84)
                                          ==========      ==========      ==========      ==========

For all periods presented, the impact of all common share equivalents has not been included, as their inclusion would be anti-dilutive.

NOTE G - EMPLOYEE SEVERANCE CHARGE

During the first quarter of fiscal 2003 the Company reduced its executive, general and administrative staffing by 26 persons. These reductions were primarily due to a change in the Company's growth plans and in the Company's executive management. At that time the Company recorded a charge of $3.7 million to provide for the costs, including severance payments, expected to be incurred in connection with this personnel reduction.

During the third quarter of 2003, the Company recorded a reversal of the severance charge of $0.9 million for an executive that was originally slated for termination but has been reinstated in a different capacity. This reversal was offset by a charge of $0.2 million for severance for another officer resulting in a net reversal of $0.7 million for the third quarter of 2003 included in general and administrative expense in the accompanying statement of operations.

Therefore, the net charge for severance included in general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended September 29, 2003 is $3.0 million. Of this amount, $1.1 million was paid during the first nine months of fiscal 2003, leaving a remaining accrued liability as of September 29, 2003 in the amount of $1.9 million. Of this amount, $0.6 million is due after one year and is included in other liabilities, net of current portion in the accompanying financial statements.

(IN $000'S)                         TERMINATION
                                     BENEFITS
                                     --------
Balance December 30, 2002                  --
Charges during the period             3,037.1
Non-cash portion of charges              43.1
Cash Payments                         1,135.4
                                     --------
Balance September 29, 2003           $1,858.6
                                     ========

Note H-LEASE TERMINATION CHARGES

During the nine months ended September 29, 2003, the Company recorded a net reversal of lease termination charges of approximately $0.3 million. This net amount is comprised of a charge of $0.5 million for stores that the Company has closed or related to the termination of several leases on restaurants which were in the development pipeline, but for which our plans were cancelled during the first quarter of fiscal 2003 offset by a reversal of $0.8 million for leases that the Company was able to exit on a more favorable basis than previously anticipated.

Note I-OTHER INCOME

During the third quarter of 2003, the Company received approximately $0.1 million for business interruption insurance claims related to the events of September 11, 2001, which has been recorded in other income in the accompanying statement of operations.

NOTE J - CONTINGENCIES

On February 5, 2003, a purported shareholder class action complaint was filed in the United States District Court for the Southern District of New York (the "Court"), alleging that Cosi and various of our officers and directors and the underwriter of our IPO violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by misstating, and by failing to disclose, certain financial and other business information (Sheel Mohnot v. Cosi, Inc., et al., No. 03 CV 812). At least eight additional class action complaints with substantially similar allegations were later filed. These actions have been consolidated in In re Cosi, Inc. Securities Litigation (collectively, the "Securities Act Litigation"). On July 7, 2003, lead plaintiffs filed a Consolidated Amended Complaint, alleging on behalf of a purported class of purchasers of our stock allegedly traceable to our November 22, 2002 IPO, that at the time of the IPO, our offering materials failed to disclose that the funds raised through the IPO would be insufficient to implement our expansion plan; that it was improbable that we would be able to open 53 to 59 new restaurants in 2003; that at the time of the IPO, we had negative working capital and therefore did not have available working capital to repay certain debts; and that the principal purpose for going forward with the IPO was to repay certain existing shareholders and members of the Board of Directors for certain debts and to operate our existing restaurants.

The plaintiffs in the Securities Act Litigation generally seek to recover recessionary damages, expert fees, attorneys' fees, costs of Court and pre- and post-judgment interest. The underwriter is seeking indemnification from us for any damages assessed against it in the Securities Act Litigation. The Securities Act Litigation is at a preliminary stage, and we believe that we have meritorious defenses to these claims, and intend to vigorously defend against them.

On September 22, 2003, defendants filed motions to dismiss the Second Consolidated Amended Complaint in the Securities Act Litigation. Plaintiffs filed their opposition to defendants' motion to dismiss on October 23, 2003. Defendants' reply briefs are due November 12, 2003.

NOTE K - RESTRICTED STOCK

On June 26, 2003, the Company entered into an employment agreement with William
D. Forrest. Pursuant to the agreement, Mr. Forrest will serve as Executive Chairman for three years ending on March 31, 2006. In consideration for Mr. Forrest's service as the Company's Executive Chairman, on June 26, 2003, the Company issued to Mr. Forrest 1,156,407 shares of its authorized but unissued common stock, representing 5% of its outstanding common stock on a fully diluted basis (assuming all outstanding options and warrants are exercised). Upon completion of the Company's pending rights offering, the Company will issue a number of additional shares to Mr. Forrest such that his percentage ownership of Cosi on a fully diluted basis remains 5%; provided, however, that if the subscription price in the rights offering is less than $1.25 per share, the Company will issue Mr. Forrest a number of shares equal to the number of shares that Mr. Forrest would have received in the offering based upon a subscription price of $1.25 per share. Mr. Forrest's rights in the shares vest as follows:
(i) 25% of the shares vested upon issuance; (ii) 25% of the shares will vest on April 1, 2004, provided the agreement is still in effect; and (iii) on the last day of each month, commencing with April 2004, and ending on March 2006, 2.08% of the shares will vest, and an additional .08% of the shares will vest on March 31, 2006, provided that at the end of each month the agreement is still in effect. All shares not vested will fully vest upon the termination of this agreement by Cosi without cause (as defined in the agreement), or upon a change of control (as defined in the agreement). If Mr. Forrest is terminated by the Company for cause (as defined in the agreement), all unvested shares will be forfeited. Mr. Forrest agreed that, during the term of the agreement and for a period of 12 months thereafter, he will not compete with the Company or solicit its employees. The value of Mr. Forrest's shares, based on the closing price of the Company's common stock on the date of the grant, of $1.34 per share, was $1,549,585, which was recorded as deferred stock compensation within stockholder's equity. The amortization of deferred stock compensation expense, representing the value of the shares that vested upon issuance, of $493,100 for the nine months ended September 29, 2003 is included in general and administrative expenses in the accompanying consolidated statements of operations. The remaining balance will be amortized as stock compensation expense evenly over the remaining life of Mr. Forrest's employment.

NOTE L - INVESTMENT AGREEMENT

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

NOTE M - MANAGEMENT

On July 7, 2003, Mr. Kevin Armstrong joined Cosi as its Chief Executive Officer, and was appointed to the Company's Board of Directors. In connection with his employment Mr. Armstrong was granted options to purchase 900,000 shares of the Company's common stock at a price of $1.77 per share, the closing market price on the date of the grant. Twenty-five percent of Mr. Armstrong's options vested immediately, with 1/3 of the balance vesting on each of the first three anniversaries of the grant date.

On August 18, 2003, Mr. Mark Stickney joined Cosi as its Chief Financial Officer. In connection with his employment Mr. Stickney was granted options to purchase 400,000 shares of the Company's common stock at a price of $2.37, the closing market price on August 18, 2003. Mr. Stickney's options vest at a rate of 11,111 per month upon completion of each month of employment through April 30, 2004. 111,111 options will vest on August 31, 2004, 100,000 will vest in August 2005 and 100,000 will vest in August 2006.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            OVERVIEW

      We own and operate 89 fast casual restaurants in 11 states and the District of Columbia. Cosi restaurants are all-day cafes that feature signature bread and coffee products in an environment that changes throughout the day. Cosi restaurants offer breakfast, lunch, afternoon coffee, dinner, and dessert menus full of creative, cravable foods and beverages.

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

      We opened six new restaurants in the nine months ended September 29, 2003. 13 new restaurants were opened in the nine months ended September 30, 2002. We closed six underperforming restaurants in the first nine months of fiscal 2003, three in the first quarter of fiscal 2003 and three in the third quarter of 2003. Subsequent to September 29, 2003, we closed two additional underperforming restaurants and as of October 30, 2003 we operate 89 restaurants.

NINE MONTHS ENDED                            SEPTEMBER 29,   SEPTEMBER 30,
                                                 2003            2002
                                                 ----            ----
Restaurants open at beginning of period           91              66
Restaurants opened                                 6              13
Restaurants closed                                 6               0
Restaurants open at end of period                 91              79


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

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied to exit or disposal activities initiated after December 31, 2002.

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

COMPARABLE RESTAURANT SALES

      In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. At September 29, 2003 and September 30, 2002 there were 66 and 55 restaurants in our comparable restaurant base, respectively.

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

      Our fiscal year ends on the Monday falling nearest to December 31. Fiscal years 2000, 2001 and 2002 each included 52 weeks. The three-month periods ended September 29, 2003 and September 30, 2002 each contained 13 weeks.

RESULTS OF OPERATIONS

      Our operating results for the three and nine months ended September 29, 2003 and September 30, 2002, expressed as a percentage of sales, were as follows:

                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                ------------------         -----------------
                                               SEPTEMBER    SEPTEMBER    SEPTEMBER    SEPTEMBER
                                               ---------    ---------    ---------    ---------
                                                29, 2003     30, 2002     29, 2003     30, 2002
                                                --------     --------     --------     --------
Net sales ...................................    100.0%       100.0%       100.0%       100.0%
Costs and Expenses:
  Cost of goods sold ........................     27.3%        26.5%        28.0%        26.8%
  Restaurant operating expenses .............     63.3%        59.6%        63.4%        60.0%
                                                 -----        -----        -----        -----
  Total costs of sales ......................     90.6%        86.1%        91.4%        86.8%
  General and administrative expenses .......     12.8%        18.3%        19.3%        21.1%
  Depreciation and amortization .............      6.8%         7.3%         7.1%         6.9%
  Restaurant pre-opening expenses ...........      0.1%         2.5%         0.5%         1.5%
  Provision for losses on asset impairments
    and disposals ...........................      1.2%         0.0%         6.9%         0.0%
  Lease termination costs ...................     (2.2)%        0.0%        (0.4)%        0.0%
                                                  -----        -----        -----        -----
Operating loss ..............................     (9.3)%      (14.2)%      (24.8)%      (16.3)%
Other income (expense):
  Interest income ...........................      0.0%         0.1%         0.1%        0.1%
  Interest expense ..........................     (0.3)%       (2.1)%       (0.3)%      (1.9)%
  Other Income ..............................      0.4%         1.7%         0.1%         0.7%
                                                  -----        -----        -----        -----
Net income (loss) ...........................    (9.2)%       (14.5)%      (24.9)%      (17.4)%


THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2003 VS. THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES

      Sales increased $5.4 million, or 24.7%, to $27.5 million in the third quarter of fiscal 2003, from $22.1 million in the third quarter of fiscal 2002. This increase was primarily due to the full period contribution of sales from the 20 restaurants opened during fiscal 2002, subsequent to the second quarter of fiscal 2002, from sales of six restaurants opened during the first quarter of fiscal 2003 and from an increase in comparable restaurant sales. Three restaurants were closed during the third quarter, having minimal impact on sales compared to the same period last year. Sales increased $21.0 million, or 34.5%, to $82.1 million in the first nine months of fiscal 2003, from $61.1 million in the first nine months of fiscal 2002. This increase was primarily due to the full period contribution of sales from the 20 restaurants opened during fiscal 2002, from sales of six restaurants opened during the first quarter of fiscal 2003 and from an increase in comparable restaurant sales. Management estimates that in the current quarter, the combination of our closing of 22 restaurants for the breakfast daypart, a blackout in the northeast, and a hurricane in the Mid Atlantic region resulted in a sales decrease of $0.5 million.

      In the third quarter of fiscal 2003, comparable restaurant sales increased 4.4%. In comparable restaurants, for the third quarter of fiscal 2003, our transaction count increased 3.6% and our average check increased 1.0% compared to the same period last year. For the first nine months of fiscal 2003, comparable restaurant sales increased 5.0%. In our comparable restaurants, in the first 9 months of fiscal 2003, our transaction count was up 3.7% and our average check increased 1.2% compared to the first nine months of last year.

      During the third quarter of 2003, we identified 22 restaurants that had insufficient profit contribution from the breakfast daypart. As a result, we closed those restaurants during the breakfast daypart. While these breakfast closures will have a negative impact on our sales growth going forward, we believe that the closures will improve our future profitability. However, there can be no assurances that this action will have a positive impact on our profitability.

COSTS AND EXPENSES

      Cost of goods sold. In the third quarter of fiscal 2003, cost of goods sold increased $1.6 million or 28.2%, to $7.5 million, from $5.9 million in the third quarter of fiscal 2002. As a percentage of sales, cost of goods sold increased to 27.3% of sales in the third quarter of fiscal 2003, from 26.5% in the third quarter of fiscal 2002. The increase in cost of goods sold as a percentage of sales was primarily due to a shift in our sales mix in 2003 when compared to 2002.

      During the third quarter of fiscal 2003, food sales increased to 75.3% of total sales, from 70.0% in last year's quarter, with an offsetting reduction in our beverage sales, which were 24.7% of total sales in this year's quarter, compared to 30.0% in last year's quarter. Our food sales have a higher cost of sales when compared to our beverage sales.

      Also, within the food category, we have seen an increase in the percentage of sales of salads this year. Produce costs were higher in the second quarter this year when compared to last year due to the adverse weather conditions this spring and increased demand for produce. These higher produce costs, combined with the disproportionate increase in our salad sales also contributed to the increase in cost of goods sold. Late in the second quarter of the current year, we adjusted our menu prices for salads upward in order to more appropriately price our salad products versus our competitors' prices.

      Year-to-date, cost of goods sold increased $6.6 million, or 40.6% to $23.0 million, from $16.4 million in the first nine months of fiscal 2002. As a percentage of sales, cost of goods sold increased to 28.0% of sales in the first nine months of fiscal 2003, from 26.8% in the first nine months of fiscal 2002. The increase in cost of goods sold as a percentage of sales this year was primarily due to a shift in our sales mix in 2003 when compared to 2002 as a percentage of sales, as discussed above. Additionally, for most of the first quarter of fiscal 2002 our menu prices were higher than they were in 2003, contributing to lower cost of goods sold, as a percentage of sales in 2002, when compared to 2003.

      Restaurant operating expenses. Restaurant operating expenses increased by $4.2 million, or 32.5%, to $17.4 million in the third quarter of fiscal 2003, from $13.2 million in the third quarter of fiscal 2002. This increase is primarily due to the increase in the number of restaurants in operation this year compared to last year. As a percentage of sales, restaurant operating expenses increased to 63.3% of sales in the third quarter of fiscal 2003, from 59.6% in the third quarter of fiscal 2002. This increase, as a percentage of sales was primarily due to increases in our labor costs as a percentage of sales due to sales performance of new stores opened subsequent to the second quarter of 2002 that was less than management anticipated.

      Year-to-date, restaurant operating expenses increased by $15.4 million, or 42.0%, to $52.1 million in the first nine months of fiscal 2003, from $36.7 million in the first nine months of fiscal 2002. This increase is primarily due to the increase in the number of restaurants in operation this year vs. last year. As a percentage of sales, restaurant operating expenses increased to 63.4% of sales in the first nine months of fiscal 2003, from 60.0% in the first nine months of fiscal 2002. This increase, as a percentage of sales, was primarily due to increases in labor costs as described above.

      General and administrative costs. General and administrative costs decreased by $0.6 million, or 13.6%, to $3.5 million in the third quarter of fiscal 2003, from $4.1 million in the third quarter of fiscal 2002. This decrease is primarily due to the reversal of a severance charge for an executive that was originally slated for termination but has been reinstated in a different capacity and cost reductions associated with reductions in our executive, general and administrative staff since the beginning of the year. Such amounts were partially offset by an additional severance charge of $0.2 million for another executive. As a percentage of sales, general and administrative costs decreased to 12.7% of sales in the third quarter of fiscal 2003, from 18.3% of sales in the third quarter of fiscal 2002 primarily due to sales leverage against these costs and reductions in our staff.

      Year-to-date, general and administrative costs increased by $3.0 million, or 23.0%, to $15.9 million in the first nine months of fiscal 2003, from $12.9 million in the first nine months of fiscal 2002. This increase is primarily due to a $3.0 million employee severance charge recorded in the current year. As a percentage of sales, general and administrative costs decreased to 19.3% of sales in the first half of fiscal 2003, from 21.1% of sales in the first nine months of fiscal 2002. The decrease as a percentage of sales was entirely due to sales leverage against these costs. Excluding the employee severance charge general and administrative costs decreased to 15.7% of sales in this year's nine months, compared with 21.1% for the same period last year.

      Depreciation and amortization. Depreciation and amortization increased $0.3 million, or 16.3%, to $1.9 million in the third quarter of fiscal 2003, from $1.6 million in the third quarter of fiscal 2002. This increase was primarily due to additional depreciation expense for restaurants opened subsequent to the third quarter of fiscal 2002. As a percentage of restaurant sales, depreciation and amortization decreased to 6.8% of sales in the third quarter of fiscal 2003, compared to 7.3% of sales in the third quarter of fiscal 2002. This decrease, as a percentage of sales, is primarily due to the increased sales resulting from stores opened in 2002.

      Year-to-date, depreciation and amortization increased $1.7 million, or 40.2%, to $5.8 million in the first nine months of fiscal 2003, from $4.1 million in the first nine months of fiscal 2002. This increase was primarily due to additional depreciation expense for restaurants opened subsequent to the third quarter of fiscal 2002. As a percentage of restaurant sales, depreciation and amortization increased to 7.1% of sales in the first nine months of fiscal 2003, compared to 6.8% of sales in the first nine months of fiscal 2002. This increase, as a percentage of sales, is primarily due to the lower per unit sales performance in restaurants opened since the second quarter of fiscal 2002.

      Restaurant pre-opening expenses. Restaurant pre-opening expenses were less than $0.03 million in the third quarter of fiscal 2003, down 94.0% from $0.5 million recorded in the third quarter of fiscal 2002. This decrease resulted from the fact that the company has not opened or remodeled any new restaurants in the third quarter of fiscal 2003.

      Year-to-date, restaurant pre-opening expenses decreased $0.5 million to $0.4 million in the first nine months of fiscal 2003, from $0.9 million in the first nine months of fiscal 2002. As a percentage of restaurant sales, restaurant pre-opening expenses decreased to 0.5% of sales in the first nine months of fiscal 2003, from 1.5% of sales in the first nine months of fiscal 2002. This decrease is due to the decrease in the number of new restaurants opened or remodeled in the first nine months of fiscal 2003. Six new restaurants were opened in the first nine months of fiscal 2003 compared to five new restaurants and five remodeled restaurants opened in the first nine months of fiscal 2002.

      Loss on impairment of property and equipment and restaurant disposals. During the third quarter of fiscal 2003, we recognized $0.3 million of asset impairment and store disposal costs. Year-to-date, we have recognized $5.7 million of asset impairment and store disposal costs. Of this, approximately $0.6 million represents charges related to the closure of three under performing restaurants during the first quarter, approximately $1.3 million were charges taken on twenty-five locations which were in our development pipeline but have been cancelled, and approximately $3.8 million represents impairment charges taken on eight underperforming restaurants, three of which have been identified for closure in the future. We have identified thirteen additional units, eight of which were opened in late 2002 and early 2003, in which we believe that performance improvements can be achieved. However, if such improvements are not realized additional impairment charges will be necessary.

      Lease termination costs. In the third quarter of 2003, we have recognized $0.6 million of income related to the reversal of some lease termination accruals where we were able to exit the lease on a more favorable basis than previously anticipated. No lease termination costs were recorded in the third quarter of 2002. Year-to-date in fiscal 2003, we have recognized $0.3 million of lease termination income related to the reversal of some lease termination accruals where we were able to exit the lease on a more favorable basis than previously anticipated offset by costs incurred to exit five leases. No such charges or income were recognized during the first nine months of fiscal 2002.

      We announced previously that our Board of Directors had concluded that the Company's financial performance would be strengthened by closing in an orderly fashion as many as 13 of the Company's restaurants, three of which were closed in the first quarter of fiscal 2003 with another three closed in the third quarter of fiscal 2003. Future closings are dependent on our ability to negotiate acceptable terms with our landlords to terminate the leases for those units, or on our ability to locate acceptable sub-tenants or assignees for the leases at those locations. Moreover, future closings may result in additional lease termination costs. Subsequent to the end of the third quarter, we closed two additional locations, and have assigned the leases to those locations to the new tenants. However, we remain liable under our prime lease. There can be no assurances that we will be successful in negotiating terms that will enable us to close additional underperforming units.

      Interest income and expense. During the third quarter and first nine months of fiscal 2003 and the third quarter and first nine months of fiscal 2002, interest income was less than $0.01 million. Interest expense decreased $0.4 million to $0.1 million in the third quarter of fiscal 2003 from $0.5 million in the third quarter of fiscal 2002. Year-to-date interest expense has decreased $1.0 million to $0.2 million in the first nine months of fiscal 2003 from $1.2 million in the first nine months of fiscal 2002. The decrease in interest expense is primarily due to the repayment of borrowings under our 13% senior subordinated notes due 2006, which were outstanding during the first nine months of fiscal 2002. Those notes were repaid in December 2002 with proceeds from our initial public offering.

      Other income. During the third quarter of fiscal 2003, we recorded $0.1 million in other income, primarily the insurance proceeds from an insurance claim related to our World Financial Center restaurant. In the first nine months of fiscal 2002 we recorded $0.4 million of other income, principally the receipt of business interruption insurance proceeds related to our World Financial Center restaurant, which was closed from September 11, 2001 until early September 2002

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents were $3.2 million on September 29, 2003, compared with $13.0 million on December 30, 2002. Our working capital was a deficit of $7.6 million on September 29, 2003, compared with working capital of $0.8 million as of December 30, 2002. Our principal requirements for cash are funding operations, maintaining or remodeling existing restaurants and funding the incorporation of a franchising and area developer model into our business strategy. During the first nine months of fiscal 2003, we financed our requirements for capital with the proceeds from the initial public offering of our common stock, which was completed in November of 2002 and from the proceeds of the $3 Million Note and the $1.5 Million Note described below and in Note E to the financial statements.

      Net cash used in operating activities for the nine months ended September 29, 2003 was $10.0 million, compared to $7.8 million for the nine months ended September 30, 2002. Funds used in operating activities in the first nine months of 2003 increased primarily as a result of an increase in our net loss compared to the first nine months of 2002, and from our payment of accounts payable that were outstanding at the end of the year.

      Total capital expenditures for the nine months ended September 29, 2003 were $3.6 million, compared to expenditures of $12.2 million for the nine months ended September 30, 2002. These expenditures were primarily related to the opening of six new restaurants during the first half of fiscal 2003, and remodeling five existing restaurants and constructing five new restaurants during the first half of fiscal 2002.

      Net cash provided by financing activities was $3.5 million for the nine months ended September 29, 2003. During the period, we borrowed approximately $4.5 million under the $3 Million Note and the $1.5 Million Note (see Note E to the financial statements) and made scheduled repayments of $0.9 million and $0.1 million related to our outstanding long-term debt and capital lease obligations, respectively.

      During fiscal 2002, we issued approximately 1.1 million shares of Series C preferred stock and received approximately $19.3 million, net of offering costs. Of this, approximately $3.6 million million shares of our common stock in our initial public offering and received approximately $32.8 million, net of offering costs. Prior to our initial public offering, we issued approximately $0.5 million of additional Senior Subordinated Notes and accrued $0.8 million of interest on these notes, and issued approximately $9.5 million face amount of our 12% Senior Secured notes and accrued $0.2 million of interest on these notes. During the fiscal 2002 period, we made scheduled repayments of $0.9 and $0.4 million related to our other outstanding long-term debt and capital lease obligations, respectively. Approximately $6.6 million of the proceeds from our initial public offering were used to repay our outstanding 13% Senior Subordinated notes, including accrued interest and pre-payment premium, and approximately $7.5 million of proceeds and approximately $2.1 million of available cash were used to repay our outstanding 12% Senior Secured notes, including accrued interest. In fiscal 2001, we sold approximately 1.4 million shares of Series C Preferred Stock and received approximately $24.1 million, net of offering costs. In November 2001, we entered into Senior Subordinated Note and Warrant purchase agreements with a group of investors, pursuant to which we received approximately $9.3 million in proceeds. During 2001, we entered into other financing agreements totaling approximately $0.4 million and repaid approximately $1.4 million on existing loans and capital leases. There is one note payable outstanding under our equipment loan credit facility that is due December 1, 2003 at an interest rate of 8.5%.

      During the first nine months of fiscal 2003, we experienced lower sales and operating profits than we had projected, mostly related to underperformance at new restaurants opened in the second half of 2002 and in the first quarter of 2003 and severe winter weather in the Northeast. In addition, our cash position has been adversely impacted by the payment of costs associated with restaurants in our development pipeline that we determined not to open. Primarily because of these developments, we determined that it was prudent to seek additional financing. Consequently, we obtained a $3 million line of credit from a bank to be used for general corporate purposes and borrowed the full amount on April 1, 2003. In addition, we announced our intention to pursue a rights offering to raise approximately $14 million. In connection therewith, we announced that a group of our shareholders, including the Guarantors (defined below), indicated that they will commit to provide funding in the amount of up to $8.5 million of the rights offering. This commitment is subject to, among other things, our shareholders approving the conversion feature of the $3 Million Note and the $1.5 Million Note (described below). The $3 Million Note and the $1.5 Million Note bear interest at 75 basis points over Bank of America's prime lending rate and are each secured by all of our tangible and intangible property, other than equipment pledged to secure our equipment loan credit facility. We paid the bank fees and expenses of approximately $22,000 upon funding of the $3 Million Note. The $3 Million Note was guaranteed, jointly and severally, by Eric J. Gleacher, one of our stockholders and one of our former directors; Charles G. Phillips, one of our stockholders, and Ziff Investors Partnership, L.P. II, an entity related to ZAM Holdings, L.P., our largest stockholder (together, "the Guarantors"). On October 30, 2003, the bank assigned the $3 Million Note to the Guarantors or their designees, and the maturity date was extended to December 31, 2004. Upon assignment of the note, we issued amended and restated promissory notes in the amount of $1,943,068.74, $759,397.00 and $304,634.26 (collectively, the "$3 Million Note"). Subject to the receipt of shareholder approval of the conversion feature of the senior secured notes, each holder will have the right to convert, in whole or in part, their pro rata share of the outstanding principal amount of the note plus accrued and unpaid interest into shares of our common stock at a conversion price equal to the lesser of $1.50 or 85% of the weighted average price per share of our common stock for the fifteen trading day period ending three trading days before the conversion date. If our stockholders approve the conversion feature of the senior secured notes and if we consummate the rights offering, the $3 Million Note and the $1.5 Million Note will be converted by the holders.

      On August 5, 2003, we entered into an Investment Agreement (the "Investment Agreement") with Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (together, the "Funding Parties") Pursuant to the Investment Agreement, subject to certain conditions, the Funding Parties have agreed to provide funding to us in an aggregate amount up to $8.5 million reduced by the amount outstanding under the $3 Million Note and the $1.5 Million Note. At the option of the Funding Parties, the Funding Parties may fund such greater amount permitted by the Investment Agreement to allow the Funding Parties to maintain certain relative ownership levels. If our stockholders (other than the Funding Parties) subscribe for at least $2.0 million worth of shares in the rights offering, the Funding Parties would, subject to certain conditions, provide this funding in the form of an investment in our common stock at the subscription price. If our stockholders (other than the Funding Parties) do not subscribe for at least $2.0 million worth of shares in the rights offering, we will not consummate the rights offering and the Funding Parties will, subject to certain conditions, provide this funding in the form of, at their option, a purchase of shares of our common stock at the subscription price or the purchase of a senior secured note which is convertible into shares of our common stock. The Funding Parties agreed not to exercise their basic subscription privilege or over-subscription privilege in the rights offering. The $8.5 million in funding described above is allocated as follows: (a) Mr. Gleacher, $2,000,000; (b) Mr. Phillips, $750,000; (c) LJCB, $750,000 and (d) ZAM
Holdings, L.P. $5,000,000.

      In order to ensure that we would have sufficient cash resources pending consummation of the rights offering, on August 5, 2003, Mr. Gleacher and ZAM Holdings provided $1,348,042.50 of the Funding Parties' $8.5 Million commitment in the form of two senior secured promissory notes, and on August 6, 2003, Mr. Phillips provided $157,951.50 of the Funding Parties' commitment in the form of a senior secured promissory note. All three notes equal an aggregate of $1.5 million (the "$1.5 Million Note"). The terms of the $1.5 Million Note are substantially similar to the terms of the $3 Million Note and the $1.5 Million Note matures on December 31, 2004. If approved by our stockholders, the $1.5 Million Note will be convertible into shares of our common stock, at the option of the holders thereof, at a conversion price equal to the lesser of $1.50 or 85% of the weighted average price per share of our common stock for the fifteen trading day period ending three trading days before the conversion date. If our stockholders approve the conversion feature of the senior secured notes and if we consummate the rights offering, the $3 Million Note and the $1.5 Million Note will be converted by the holders.

      The Funding Parties funding commitment pursuant to the Investment Agreement is subject to certain conditions, including our stockholders approving the conversion feature of the $3 Million Note and the $1.5 Million Note and the Investment Agreement and the transactions contemplated thereby, including the rights offering. In order to provide us with sufficient liquidity and cash resources in the event that the conditions to the Investment Agreement are not satisfied, and consequently the Funding Parties are not obligated to provide funding under the Investment Agreement, on August 5, 2003, we entered into an agreement with Mr. Gleacher, Mr. Phillips and ZAM Holdings, L.P. pursuant to which Messrs. Gleacher and Phillips and ZAM Holdings, L.P. agreed to provide funding to us by purchasing senior secured promissory notes from us in the aggregate principal amount of $3 million if (i) the Rights Offering is abandoned by December 1, 2003; (ii) our stockholders do not approve (a) the conversion feature of the $3 Million Note and the $1.5 Million Note and (b) the Investment Agreement; (iii) as a result, the Funding Parties do not provide the funding contemplated by the Investment Agreement and (iv) our "Cumulative Modified EBITDA" for the months of July through October 2003 is no less than a loss of $1,185,000. "Cumulative Modified EBITDA" is defined in the agreement as (A) our earnings before interest, taxes, depreciation, amortization, asset impairment charges, restaurant closing costs and other items customarily and properly classified by us as one-time, extraordinary expenses for internal reporting purposes less (B) capital expenditures. Our Cumulative Modified EBITDA for this period satisfied condition (iv) above.

      The $3 million in additional funding would be provided in the form of a non-convertible secured promissory note with terms which may be substantially less favorable to us than the $3 Million Note and the $1.5 Million Note. The note will mature on January 15, 2005. Messrs. Gleacher and Phillips and ZAM Holdings L.P. will only provide this funding if our stockholders do not approve the conversion feature of the $3 Million Note and the $1.5 Million Note and the Investment Agreement, and we do not consummate the rights offering. In this event, the Funding Parties are only committed to provide an aggregate of $7.5 million (the $3 Million Note, the $1.5 Million Note and the $3 million non-convertible note described above) as opposed to up to $8.5 million pursuant to the Investment Agreement (the $3 Million Note, the $1.5 Million Note and up to $4 million pursuant to the Investment Agreement).

      We currently estimate that our current cash resources will be sufficient until the completion of the rights offering, or until the abandonment of the rights offering and funding of the remaining commitment by the Funding Parties.

      We currently estimate that our capital expenditures during 2003 will be approximately $3.7 million, principally for the opening of the six new restaurants that have already been opened, and for maintaining and remodeling existing restaurants. Most of these expenditures have been paid. The remainder will be funded through existing cash balances and from the proceeds from the $1.5 Million Note. We anticipate that our capital expenditures for the remainder of the year will be minimal.

      We plan to fund the operations, maintenance and growth of our restaurants primarily through the rights offering (including the senior secured notes) and internally generated cash flows produced by our existing restaurants. Our cash resources, and therefore our liquidity, are highly dependent upon the level of internally generated cash from operations and upon future financing transactions, including the transactions we have negotiated with the Funding Parties and the rights offering. If cash flows from our existing restaurants or cash flow from new restaurants that we open do not meet our expectations or are otherwise insufficient to satisfy our cash needs or expansion plans, we may have to seek additional financing from external sources to continue funding our operations, close underperforming restaurants or reduce or cease our plans to open or franchise new restaurants. We cannot predict whether such financing will be available on terms acceptable to us, or at all.

      In the event that our stockholders approve the conversion feature of the notes and the Investment Agreement and our stockholders, other than the Funding Parties, subscribe for at least $2 million in the rights offering, we will, subject to certain conditions, secure a minimum of $10.5 million of funding in the form of purchases of our common stock, including the conversion of the $3 Million Note and the $1.5 Million Note. We anticipate that this funding, our current cash balances and expected internally generated cash flows will be sufficient to fund our cash requirements for the next twelve months.

      In the event that our stockholders approve the conversion feature of the notes and the Investment Agreement, but our stockholders, other than the Funding Parties, do not subscribe for a minimum of $2 million in the rights offering, we will not consummate the rights offering and we will, subject to certain conditions, obtain a maximum of $8.5 million in funding (including the $3 Million Note and the $1.5 Million Note) in the form of, at the option of the Funding Parties, a purchase of shares of our common stock at the subscription price or the purchase of a senior secured note which is convertible into shares of our common stock. In addition, the $3 Million Note and the $1.5 Million Note may remain outstanding and payable at maturity in December 2004, which could have an adverse effect on our expected near term working capital. In this event, we anticipate that this funding, our current cash balances and expected internally generated cash flows will be sufficient to fund our cash requirements for the next twelve months. However, we may need to secure additional financing upon the maturity of the $3 Million Note and the $1.5 Million Note. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

      In the event that our stockholders do not approve the conversion feature of the notes and the Investment Agreement, we will not consummate the rights offering and we will secure a maximum of $7.5 million in financing (including the $3 Million Note and the $1.5 Million Note). The $3 million in additional funding would be in the form of senior secured non-convertible notes due January 15, 2005. In addition, the $3 Million Note and the $1.5 Million Note will remain outstanding and payable at maturity in December 2004, which could have an adverse effect on our expected near term working capital. In this event, we anticipate that this funding, our current cash balances and expected internally generated cash flows will be sufficient to fund our cash requirements for the next twelve months; however, we expect that we would need to reduce or cease our plans to open or franchise new restaurants. We also may need to secure additional financing upon the maturity of the $3 Million Note and the $1.5 Million Note and the $3 million non-convertible note. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

            Contractual Obligations

AS OF SEPTEMBER 29, 2003


                                            TOTAL        DUE OCTOBER -  DUE IN 2004    DUE IN 2006    DUE AFTER
   CONTRACTUAL OBLIGATIONS              (IN THOUSANDS)   DECEMBER 2003    AND 2005       AND 2007       2007
   -----------------------              --------------   -------------    --------       --------       ----
Notes payable                             $  5,166.3      $    394.9    $  4,639.4     $    100.8     $     31.2
Employee severance obligations               1,858.6           356.0       1,502.6
Capital lease obligations                        1.5             1.5
Operating lease obligations (a)  (b)       103,020.6         3,153.0      26,158.7       25,859.8       47,849.0


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

      ITEM 4. Disclosure Controls & Procedures

      For the purposes of Rules 13a-14 and 15d-14 of the Exchange Act of 1934 ("Exchange Act"), the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this Report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company's reports filed under the Exchange Act. There were no significant changes to our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      On February 5, 2003, a purported shareholder class action complaint was filed in the United States District Court for the Southern District of New York (the "Court"), alleging that Cosi and various of our officers and directors and the underwriter of our IPO violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by misstating, and by failing to disclose, certain financial and other business information (Sheel Mohnot v. Cosi, Inc., et al., No. 03 CV 812). At least eight additional class action complaints with substantially similar allegations were later filed. These actions have been consolidated in In re Cosi, Inc. Securities Litigation (collectively, the "Securities Act Litigation"). On July 7, 2003, lead plaintiffs filed a Consolidated Amended Complaint, alleging on behalf of a purported class of purchasers of our stock allegedly traceable to our November 22, 2002 IPO, that at the time of the IPO, our offering materials failed to disclose that the funds raised through the IPO would be insufficient to implement our expansion plan; that it was improbable that we would be able to open 53 to 59 new restaurants in 2003; that at the time of the IPO, we had negative working capital and therefore did not have available working capital to repay certain debts; and that the principal purpose for going forward with the IPO was to repay certain existing shareholders and members of the Board of Directors for certain debts and to operate our existing restaurants.

      The plaintiffs in the Securities Act Litigation generally seek to recover recessionary damages, expert fees, attorneys' fees, costs of Court and pre- and post-judgment interest. The underwriter is seeking indemnification from us for any damages assessed against it in the Securities Act Litigation. The Securities Act Litigation is at a preliminary stage, and we believe that we have meritorious defenses to these claims, and intend to vigorously defend against them.

      On September 22, 2003, defendants filed motions to dismiss the Second Consolidated Amended Complaint in the Securities Act Litigation. Plaintiffs filed their opposition to defendants' motion to dismiss on October 23, 2003. Defendants' reply briefs are due November 12, 2003.

ITEM 2. USE OF PROCEEDS


USE OF PROCEEDS

We registered and sold 5,555,556 shares of our common stock, par value $0.01, to the public at an aggregate offering price of $38,888,892 or $7.00 per share pursuant to registration statement No. 333-86390, which was declared effective on November 21, 2002. The offering has terminated. The lead underwriter of the offering was William Blair & Company, LLC. Through September 29, 2003, we incurred the following expenses in connection with our initial public offering:

                                             In $ Millions
                                             -------------
Gross Proceeds                                   $38.9
Underwriter's Commissions                         (2.7)
Other costs of issuance paid by the Company       (3.4)
                                                 -----
Net Proceeds to the Company                      $32.8
                                                 =====


The net offering proceeds to us through September 29, 2003 after deducting the total expenses above were approximately $32.8 million.

                                               Intended Use Of          Actual Use of
              In $ Millions                   Proceeds as stated     Proceeds through
                                                 in prospectus       September 29, 2003
                                                 -------------       ------------------
Develop new restaurants and maintain and
remodel existing restaurants                           $19.6               $12.6
Prepay outstanding 13% senior
subordinated notes due 2006                              6.6                 6.6
Retire all outstanding 12% senior
secured notes                                            7.5                 7.5
Fund operating losses                                     --                 6.1


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits.


EXHIBIT
 NUMBER                  DESCRIPTION OF EXHIBIT
 ------                  ----------------------
   4.1   --  Promissory note, dated as of October 30, 2003,
             between the Company and ZAM Holdings, L.P.
   4.2   --  Promissory note, dated as of October 30, 2003,
             between the Company and Eric J. Gleacher.
   4.3   --  Promissory note, dated as of October 30, 2003,
             between the Company and Charles G. Phillips.
  10.1   --  Employment Agreement between the Company and Kevin
             Armstrong, dated as of July 3, 2003.
  10.2   --  Employment Agreement between the Company and Mark
             Stickney, dated as of August 18, 2003.
  10.3   --  Employment Agreement between the Company and Jonathan
             M. Wainwright, dated as of August 20, 2003.
  10.4   --  Separation Agreement between Cosi and
             Nicholas Marsh III, dated as of July 9, 2003.
  10.5   --  Separation Agreement between Cosi and Kenneth S.
             Betuker, dated as of September 17, 2003.
  31.1   --  Certification of the Chief Executive Officer
             pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002.
  31.2   --  Certification of the Chief Financial Officer
             pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002.
  32.1   --  Certification of the Chief Executive Officer
             pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002.
  32.2   --  Certification of the Chief Financial Officer
             pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002.

      (b) Reports on Form 8-K.


      The Company filed a Current Report on Form 8-K on August 14, 2003, which attached and incorporated by reference the Company's press release dated August 14, 2003, reporting the Company's financial results for the quarter ended June 30, 2003.

      The Company filed a Current Report on Form 8-K on August 18, 2003, which attached and incorporated by reference (i) a transcript of a conference call held on August 18, 2003 reporting the Company's financial results for the quarter ended June 30, 2003, and (ii) a press release announcing management changes.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Cosi, Inc.



Dated: November 6, 2003                 By: /s/ Kevin Armstrong
                                            ------------------------------------
                                            Kevin Armstrong
                                            Chief Executive Officer

Dated: November 6, 2003                 By: /s/ Mark Stickney
                                            ------------------------------------
                                            Mark Stickney
                                            Chief Financial Officer
                                            (Chief Accounting Officer)
                                            Treasurer and Secretary