Form 10-K
period 2003-12-29
COSI INC
filed 2004-03-29
CIK 1171014

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year period ended December 29, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from __________________ to __________________

                        Commission File Number 000-50052

                                   ----------

                                   COSI, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             06-1393745
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

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

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock $.01 par value
                                (Title of class)

                                   ----------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [_] No [X]

      The aggregate market value of the registrant's Common Stock held by non-affiliates as of June 30, 2003 was approximately $15,823,900.

      As of March 25, 2004, the registrant had 26,964,954 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days from the end of the registrant's fiscal year ended December 29, 2003.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

ITEM 1       BUSINESS .....................................................    1
ITEM 2       PROPERTIES ...................................................   14
ITEM 3       LEGAL PROCEEDINGS ............................................   17
ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........   17

                                    PART II

ITEM 5       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS ..........................................   19
ITEM 6       SELECTED CONSOLIDATED FINANCIAL DATA .........................   22
ITEM 7       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ..........................   24
ITEM 7A      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK .........................................................   36
ITEM 8       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................   37
ITEM 9       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE ..........................   37
ITEM 9A      CONTROLS AND PROCEDURES ......................................   37

                                    PART III

ITEM 10      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY ..............   38
ITEM 11      EXECUTIVE COMPENSATION .......................................   38
ITEM 12      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS ...................   38
ITEM 13      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............   38
ITEM 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES .......................   38

                                    PART IV

ITEM 15      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K ..................................................   39
SIGNATURES ................................................................   42

                                     PART I

ITEM 1 BUSINESS

      GENERAL

      We own and operate 88 fast casual restaurants in eleven states and the District of Columbia. Cosi restaurants are all-day cafes that feature signature bread and coffee products in an environment we adjust appropriately throughout the day. The majority of our restaurants offer breakfast, lunch, afternoon coffee, dinner and dessert menus.

      We operate our restaurants in two formats: Cosi and Cosi Downtown. The majority of our restaurants offer breakfast, lunch and afternoon coffee in a counter service format. Cosi Downtown restaurants, which are located in non-residential central business districts, close for the day in the early evening, while Cosi restaurants offer dinner and dessert in a casual dining atmosphere. The atmosphere of Cosi is appropriately managed for each daypart by changing the music and lighting throughout the day. All of our restaurants are designed to be welcoming and comfortable, featuring oversized sofas, chairs and tables, and faux painted walls. The atmosphere of Cosi is appropriately managed for each daypart by changing the music, both style and volume, and lighting throughout the day. The design scheme of our counters and bars, menu boards as well as condiment counters and server stations incorporate warm colors and geometric patterns, intended to create a visual vocabulary that can be easily identified by our customers.

      Our restaurants are located in a wide range of markets and trade areas, including business districts and residential communities in both urban and suburban locations. We believe that we have created significant brand equity in our markets and that we have demonstrated the appeal of our concept to a wide variety of customers. In 2003, we announced our intention to incorporate a franchising and area developer model into our business strategy. We expect that restaurants we own will always be an important part of our new restaurant growth, and we believe that incorporating a franchising and area developer model into our strategy will position us to maximize the market potential for the Cosi brand and concept consistent with our available capital and thus maximize stockholder value.

      HISTORY

      Cosi was created through the October 1999 merger of two restaurant concepts, Cosi Sandwich Bar, Inc. and Xando, Incorporated. Each company served a similar customer, but focused on different parts of the day.

      Cosi Sandwich Bar. The Cosi Sandwich Bar concept was created in Paris in the early 1990s and brought to the United States by us in 1996. Cosi Sandwich Bar's signature "crackly crust" flatbread, derived from a generations-old Italian recipe, was prepared daily at each restaurant where fresh loaves were baked throughout the day. Cosi Sandwich Bar focused on selling sandwiches in high-density central business districts in New York, Washington DC, Boston and Philadelphia.

      Xando Coffee and Bar. Xando Coffee and Bar, founded in 1994, was developed as an innovative concept that went beyond the traditional specialty coffee bar. Xando Coffee and Bar locations were open for five dayparts. The 5 p.m. "unveiling" of a full liquor bar featured coffee cocktails and was intended to create a dynamic evening environment. The atmosphere of Xando Coffee and Bar was adjusted appropriately for each daypart by changing the music and lighting throughout the day. The evening environment was completed by the addition of table service.

      CONCEPT AND BUSINESS STRATEGY

      Our objective is to build a nationwide system of distinctive restaurants that generate attractive unit economics by appealing to a broad range of customers. In 2003, we announced our intention to incorporate a franchising and area developer model into our business strategy. We expect that company-owned restaurants will always be an important part of our new restaurant growth, and we believe that incorporating a franchising and area developer model into our strategy will position us to maximize the market potential for the Cosi brand and concept consistent with our available capital and thus maximize stockholder value.

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

      REVITALIZATION PLAN

      We believe that, when properly delivered, our menu, food quality and restaurant environment provide customers with a unique and positive dining experience. However, in fiscal 2003 we experienced lower sales and operating profits than we had projected, mostly related to underperformance at new restaurants opened in the second half of 2002 and in the first quarter of 2003. In fiscal 2002, we incurred a net loss of $20.9 million and in fiscal 2003 we incurred a net loss of $26.6 million. In order to improve our financial performance, we have determined to focus on our operating system and controls and management's execution of our strategy.

      We have, therefore, developed a four-part revitalization plan, which is designed to stabilize our business, improve cash flow, position our brand for future growth and secure the resources we expect to be necessary for the implementation of our long-term strategy. Our plan rests upon four pillars:

      (1) building a new leadership team with extensive restaurant and turnaround experience;

      (2) developing a multi-unit operating discipline to improve our operational execution and establish strong cost controls;

      (3) refining the Cosi concept and operating systems to serve as a franchising and growth platform for the future; and

      (4) securing financing.

      We believe we have made substantial progress in the implementation of our revitalization plan. We have:

      o secured a new management team comprised of executive officers with more than a 100 years worth of industry knowledge and restaurant operating and turnaround experience and each with more than 20 years in their respective field;

      o conducted a thorough study of our customers and our most attractive potential markets; redefined and clarified our brand positioning; developed a store design prototype that improves the guest experience; and established the franchising program and infrastructure;

      o improved our deteriorating margins in cost of goods sold by adjusting (A) our menu selections, to reduce inventory stock keeping units and eliminate slow moving menu items, (B) pricing, including increasing our salad prices in the second quarter of 2003; (C) our COGS variance measurement from a percentage of revenue standard to a fixed dollar amount that does not change regardless of fluctuations, especially increases, in revenue; and (D) rationalized our inventory purchasing;

      o improved the profitability of each of our five day-parts by eliminating breakfast offerings at 22 locations which were not generating positive cash flow during that daypart and closing eight under-performing restaurants in 2003 and another one in January 2004, and we have identified 4 restaurants on our watch list. Operation improvement plans at these locations have been implemented, and we will continue to review these locations quarterly;

      o implemented new operational standards to reduce labor costs in restaurants where labor expenses were and continue to be above our average for restaurants of the same volume. Our labor scheduling is now approved by a district manager and unit-level performance is reviewed weekly by a regional district manager, which increases monitoring and control over labor while shortening the time it takes us to react and respond to locations that deviate from our operational standards. In the related area of manager and support expense, we now have fixed dollar budgets by line item which improves expenditure planning, tracking and accountability; and

      o successfully completed a rights offering and raised approximately $8.5 million in new cash. These funds provide the Company a vital bridge as management's initiatives to improve profitability take effect.

      COSI PRODUCTS

      We offer proprietary bread and coffee products for all five dayparts -- breakfast, lunch, afternoon coffee, dinner and dessert. Our food menu includes Cosi bagels, sandwiches, salads, soups, and appetizers, Warm n' Cosi Melts(TM), pizzas, s'mores and other desserts. Our beverage menu features a full line of coffee beverages, teas, Arctic smoothies, mochas and lattes, and our signature coffee cocktails.

      We periodically introduce new menu segments and products in order to keep our product offerings relevant to consumers in each daypart. New recipes are developed by our executive chef in conjunction with our partner suppliers. These recipes are thoroughly evaluated, both internally and through consumer focus groups.

      PEOPLE

      At December 29, 2003, we had 2,881 employees, 50 of whom served in administrative or executive capacities, 235 of which served as restaurant management personnel and 2,596 of which were hourly restaurant personnel.

      None of our employees are covered by collective bargaining agreements and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider relations with our employees to be good.

      OPERATIONS

      Management Structure. The restaurant operations team is built around regional centers, led by a Regional Vice President, who reports to the Vice President of Company Operations and People, who then reports to the Chief Executive Officer. Each Regional Vice President is responsible for all operations, training, recruiting and human resources within his or her region. The Regional Vice Presidents are also responsible for the financial plan for their region and for the people development plan to support the growth in their region.

      Sales Forecasting. Each of the Regional Vice Presidents and their District Managers have real time access to sales forecast and actual sales information in their restaurants through our web based reporting system. This allows restaurant management teams to plan their staffing requirements on a weekly, daily and even hourly basis to effectively serve our customers.

      Product Quality. Our food and beverage quality is managed at three critical stages: sourcing, line readiness and product preparation. Products are delivered several times each week so that all restaurants maintain fresh, quality products. Because our restaurants serve a different variety of products during different dayparts, a specific line readiness checklist is completed to ensure that the products have been rotated, prepared and staged correctly. Finally, our partner-training program includes certification in both product knowledge and product preparation standards.

      Food and Labor Cost Controls. Our information system allows us to track actual versus theoretical cost of goods sold. Detailed reports are available at the restaurant level showing variances on an item-by-item basis. The system is fully integrated into our accounts payable and general ledger systems so that restaurant managers have control and can be held accountable for their results. Additionally, we have shifted our standard in tracking actual versus theoretical cost of goods sold to a fixed dollar standard from a valuable percentage of revenue. This fixes the dollar budget, resulting in improved accountability and performance measurements by our operating team.

      We have developed a labor management system that helps our managers control labor and ensures that staffing levels are appropriate to meet our service standards. This labor management system provides our multi-unit managers with performance reports on a real time basis that help them make staffing adjustments during the course of the week. All labor scheduling is approved by a district manager and unit level performance is reviewed weekly. In manager and support controllables, we have shifted our standards to fixed dollar budgets from a variable percentage of revenue. This fixes dollar budgets by line item, resulting in improved expenditure planning, tracking, and accountability, and weekly performance measurements by our operating team.

      We believe that the combination of these structured restaurant operating systems and technologies allow our operators to focus their time more effectively on the day-to-day drivers of our business.

      SYSTEMS INFRASTRUCTURE

      We use an Application Service Provider (ASP) model, which allows us to have the latest in technology and up to the minute information without continually having to re-invest in hardware and personnel. Our strategy includes utilizing web technology and systems to put information into the hands of the people who need to make decisions in a timely manner.

      Our point of sale, back-office modules, and our Oracle financials systems are highly integrated. This integration allows us to all be working with the same, accurate data with minimal staffing. All information relating to restaurant operations is uploaded onto a secure web site five times a day for review and pre-selected reports are distributed to our operations team via wireless and e-mail solutions.

      We have a redundancy and back-up plan in place for all data as well as a disaster recovery plan. The plan encompasses daily back up, weekly off-site storage and redundant facilities.

      PURCHASING

      We have relationships with some of the country's leading food and paper providers to provide our restaurants with high quality proprietary food items at competitive prices. We source and negotiate prices directly with these suppliers and distribute these products to our restaurants through one distributor. We do not utilize a commissary system. Our inventory control system allows each restaurant to place orders electronically with our master distributor and then transmit the invoice electronically to our accounts payable system. Our scalable system eliminates duplicate work and we believe gives our management tight control of costs while ensuring quality and consistency across all restaurants.

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

      During 2002, we received approximately $600,000 in allowances from food and beverage suppliers, which is being recognized ratably based on actual product purchased. We may receive additional amounts if certain purchase levels are achieved. No additional amounts were received in 2003.

      Currently, the company does not have any long-term contracts with its suppliers other than the beverage marketing agreement noted above. However, the Company does have a contract with Maines Paper and Food Service, Inc. as the master distributor that expires in January 2005.

      Our primary suppliers and master distributor, Maines Food and Paper Service, Inc., have parallel facilities and systems to minimize the risk of any disruption of our supply chain.

      COMPETITION

      The restaurant industry is intensely competitive and we compete with many well-established food service companies, including other sandwich retailers, specialty coffee retailers, bagel shops, fast food restaurants, delicatessens, cafes, bars, take-out food service companies, supermarkets and convenience stores. The principal factors on which we compete are taste, quality and price of product offered, customer service, atmosphere, location and overall guest experience. Our competitors change with each of the five dayparts, ranging from coffee bars and bakery cafes in the morning daypart, to fast food restaurants and cafes during the lunch and afternoon dayparts, to casual dining chains during the dinner and dessert dayparts. Many of our competitors or potential competitors have substantially greater financial and other resources than we do which may allow them to react more quickly to changes in pricing, marketing and the quick service restaurant industry. We also compete with other employers in our markets for hourly workers and may be subject to higher labor costs. We believe that our concept, attractive price-value relationship and quality of products and service allow us to compete favorably with our competitors.

      INTELLECTUAL PROPERTY

      We have the following U.S. Trademark registrations: "COSI," "Totally Toasted Almond Mocha," "Mocha Kiss," "Squagels," "Xando," our sun and moon logo, "Wake Up Call to Last Call," "Symphony Blend," "King of Hearts Blend," "Xandwich," "Generation XO," "Screamers," "Cosi Corners," and "Warm 'n Cosi Melts." We have a U.S. Trademark application pending for "Cosi Downtown." "Arctic" is an unregistered trademark.

      We have registered the trademark "COSI" in seven foreign jurisdictions with respect to goods and services. We also have applications pending for registration for the trademark "COSI" in four other foreign jurisdictions.

      GOVERNMENT REGULATION

      Our restaurants are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building, construction and zoning requirements, franchising and the preparation and sale of food and alcoholic beverages. Our facilities are licensed and subject to regulation under state and local fire, health and safety codes.

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

      Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level. Significant numbers of hourly personnel at our restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs. We are also subject to the Americans with Disabilities Act of 1990, which, among other things, prohibits discrimination on the basis of disability in public accommodations and employment. We are required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities.

EXECUTIVE OFFICERS

      The executive officers of the Company are set forth below. Each holds the office(s) indicated until his successor is chosen and qualified at a regular meeting of the Board of Directors.

         Name             Age                     Position
-----------------------   ---   ------------------------------------------------

William D. Forrest ....    43   Executive Chairman
Kevin Armstrong .......    45   Chief Executive Officer and President
Mark Stickney .........    42   Chief Financial Officer, Treasurer and Secretary
Gilbert Melott ........    40   Vice President of Company Operations & People
Paul Seidman ..........    47   Vice President of Food and Beverage
Jay Wainwright ........    33   Vice President of Concept Development
David Winkel ..........    53   Vice President of Marketing

      William D. Forrest, Executive Chairman. Mr. Forrest joined the Company's Board of Directors and was elected Chairman of the Board on March 31, 2003. On June 26, 2003 he was appointed Executive Chairman, an officer's position with day-to-day general management responsibility for the affairs of the Company. On February 10, 2004, Mr. Forrest became a full-time member of the Company's executive team to continue focusing on leveraging Cosi's growth and business development potential. From March 2001 to February 2004, Mr. Forrest headed the Restructuring Group at Gleacher & Co. Mr. Forrest has served as a corporate restructuring professional since 1988 and, in 1997, he attained the designation Certified Turnaround Professional ("CTP"). The CTP designation establishes stringent criteria for practical experience, knowledge and ethical integrity for the Corporate Renewal Industry. Prior to joining Gleacher & Co., Mr. Forrest was a Managing Director of Catterton-Forrest LLC (a division of Catterton Partners), where he was responsible for the acquisition and management of portfolio companies, focused exclusively on the troubled business space. From 1997 to 1999, Mr. Forrest was crisis manager/interim Chief Executive Officer for Fine Host Corporation, a $330 million publicly traded food service company, where he completed the successful turnaround by negotiating a comprehensive balance sheet restructuring utilizing a pre-negotiated Chapter 11 bankruptcy proceeding and by implementing a strategic integration plan of acquired companies for this 23-subsidiary operating company. Mr. Forrest received a Bachelor of Arts degree from Cornell University. His work has been published in the American Bankruptcy Journal and he has been a featured speaker for organizations including the Turnaround Management Association.

      Kevin Armstrong, President, Chief Executive Officer and Director. Mr. Armstrong was appointed President and Chief Executive Officer of the Company and elected to the Board of Directors on July 7, 2003. Mr. Armstrong has over 20 years of experience in the restaurant industry. From November 2000 to July 2002, Mr. Armstrong was President and Chief Operating Officer of Long John Silvers Restaurants, Inc., where he developed successful brand strategies that reversed two years of sales decline and resulted in three years of same store sales growth and profitability. Mr. Armstrong was pivotal in bringing the company out of bankruptcy, ultimately leading to its sale to YUM Brands. From August 1999 to November 2000, he was Senior Vice President and Chief Marketing Officer of Long John Silvers Restaurants, Inc. Prior to his tenure at Long John Silver's, from September 1996 to August 1999 Mr. Armstrong served as Chief Marketing Officer for Subway Franchisee Advertising Trust, an independent arm of the $3.2 billion Subway brand. There he reengineered marketing processes and reversed an 18 month negative sales and profit performance period, increasing store profitability. Mr. Armstrong also served as a consultant to PepsiCo's restaurant services division from May 1991 to September 1996, developing brand-positioning strategies for over forty diverse companies. From June 1989 to February 1991, Mr. Armstrong was responsible for both domestic and international marketing strategies at Burger King.

      Mark Stickney, Chief Financial Officer, Treasurer and Secretary. Mr. Stickney was appointed Chief Financial Officer on August 18, 2003. Mr. Stickney has over 20 years of financial management experience, 12 of which are in the area of corporate restructuring and business revitalization. Mr. Stickney has also served as the Chief Financial Officer of Enterix, a health service company, and as acting Chief Financial Officer and financial advisor in numerous business reorganization environments, including multi-unit retail and food services. Mr. Stickney began his career in public accounting and spent five years with KPMG Peat Marwick, where he earned his designation as a Certified Public Accountant. Mr. Stickney received a Bachelor of Science degree from the University of Maine, an MBA from the University of Southern Maine, and is currently a candidate for a Ph.D. in Organizational Behavior from the University of Maine.

      Gilbert Melott, Vice President of Company Operations & People. Mr. Melott has served as the Company's Vice President of People since December 2001. From December 1995 to November 2001, Mr. Melott was Executive Director of Training and Vice President of People, Process and Education at Bennigan's. Prior to joining Bennigan's, Mr. Melott was a Division Director of Human Resources at Sheraton Holding Corporation in Boston, Massachusetts, and spent four years as Divisional Training and Development Manager at TGI Friday's. Mr. Melott is a nationally recognized expert in generational workplace studies and recipient of Industry of Choice awards for achievement in training and education. Mr. Melott received a Bachelor of Science degree in Marketing and Organizational Communication from Fordham University in 1985.

      Paul Seidman, Vice President of Food & Beverage. Mr. Seidman was appointed Vice President of Food & Beverage on September 16, 2003. Mr. Seidman has over twenty years of experience in the food service industry. From April 2001 to August 2003, he served as the Senior Vice President of Marketing and Product Development for Bertucci's Corporation, where he was responsible for the menu engineering efforts that broadened menu appeal and aided in reducing Bertucci's food cost, and garnered awards for best children's menu and best wine list. Prior to joining Bertucci's, Mr. Seidman served as the Senior Vice President of Food & Beverage and Procurement at Brinker International's largest franchisee, The New England Restaurant Company, from 1996 to April 2001. During 1982 to 1996, Mr. Seidman held similar positions at the Bayport Restaurant Group, La Madeleine and the Club Corporation of America. Mr. Seidman is a graduate of the Culinary Institute of America and received a Bachelor of Science degree in Hotel and Restaurant Management from Florida International University. He is also a member of the Research Chefs Association.

      Jay Wainwright, Vice President of Concept Development. Mr. Wainwright, a founder of Cosi Sandwich Bar, Inc., served as Chairman and Chief Executive Officer of that entity from its inception in 1996 until its merger with Xando, Incorporated, in 1999. Mr. Wainwright served as interim President and Chief Executive Officer of the Company from January 31, 2003 to July 7, 2003 and as a director until August 18, 2003. He currently serves as Vice President of Concept Development. Mr. Wainwright received a Bachelor of Arts degree from Hamilton College.

      David Winkel, Vice President of Marketing. Mr. Winkel has 20 years of experience in the food service and consumer goods industry including his most recent role as the Vice President of Foodservice Solutions at Synovate Research. Synovate acquired Marketing Strategy & Planning Inc, in January 2003, where Mr. Winkel was the Executive Vice President of Business Development focusing on strategic marketing and consumer research consulting for clients. Mr. Winkel's accomplishments include the development of the nutrition strategy at Subway and the customer satisfaction strategies at Ruby Tuesday's. Mr. Winkel was also instrumental in the approach for the value turnaround at Long John Silver's. Previously, Mr. Winkel has served as Senior Vice President of Strategy Planning at Hardee's Food Systems, Inc, where he spent 7 years, as well as in marketing roles at Imperial Tobacco

Ltd, where he began his career. Mr. Winkel received his Bachelor of Arts and Master of Arts degrees in Sociology from Concordia University in Montreal, Quebec.

      FORWARD-LOOKING STATEMENTS

      Matters discussed in this report that relate to events or developments which are expected to occur in the future, including any discussion, expressed or implied, of anticipated growth, operating results or earnings constitute forward-looking statements. Forward-looking statements are based on management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

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

      o     the availability and cost of additional financing;

      o     fluctuations in our quarterly results due to seasonality;

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

      RISK FACTORS

      Our results from operations may be affected by the risk factors set forth below. All investors should consider the following risk factors before deciding to purchase securities of the Company. The Company refers to itself as "we" or "our" in the following risk factors.

      Risks Particular to Cosi

If we are unable to execute our business strategy, we could be materially adversely affected.

      During fiscal 2003, we experienced lower sales and operating profits than we had projected, mostly related to underperformance at new restaurants opened in the second half of 2002 and in the first quarter of 2003, and severe winter weather in the Northeast. In addition, our cash position has been adversely impacted by the payment of costs associated with restaurants in our development pipeline that we have determined not to open. Our ability to successfully execute our business strategy will depend on a number of factors, some of which are beyond our control, including:

      o     our ability to generate positive cash flow from operations;

      o     identification and availability of suitable restaurant sites;

      o     competition for restaurant sites and customers;

      o     negotiation of favorable leases;

      o identification of under-performing restaurants and our ability to efficiently close under-performing restaurants, including securing favorable lease termination terms;

      o     management of construction and development costs of new restaurants;

      o     securing required governmental approvals and permits;

      o the rate of our internal growth, and our ability to generate increased revenue from existing restaurants;

      o     recruitment and retention of qualified operating personnel;

      o     successful operating execution in new markets;

      o our ability to incorporate a franchising and area developer model into our strategy;

      o     competition in new and existing markets;

      o our ability to effectively manage our business with a reduced general and administrative staff;

      o the cost of our principal food products and supply and delivery shortages or interruptions; and

      o     general economic conditions.

      In addition, we contemplate entering new markets in which we have no operating experience. These new markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful in these new markets than in our existing markets.

We have a limited operating history and we may be unable to achieve profitability.

      The first Xando Coffee and Bar was opened in October 1994 and the first Cosi Sandwich Bar was opened in February 1996. As of March 1, 2004, we are operating 88 restaurants, all of which have been open for more than one year. Accordingly, you have limited information with which to evaluate our business and prospects. As a result, forecasts of our future revenues, expenses and operating results may not be as accurate as they would be if we had a longer history of operations and of combined operations. Since we were formed, we have incurred net losses of approximately $151 million through the end of fiscal 2003 primarily due to the costs of hiring and employing senior management, funding operating losses, new restaurant opening expenses, impairment charges, the cost of our merger in 1999, and restructuring our senior management team. We intend to continue to expend significant financial and management resources on the development of additional restaurants, both company-owned and franchised restaurants. We cannot predict whether we will be able to achieve or sustain revenue growth, profitability or positive cash flow in the future. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the financial statements included in this annual report on Form 10-K for information on the history of our losses.

If internally generated cash flow from our restaurants does not meet our expectations, our business, results of operations and financial condition could be materially adversely affected.

      We plan to use the proceeds from the rights offering that was consummated in December 2003, the senior secured notes that were converted into common stock in connection with the rights offering and internally generated cash flow produced by our existing restaurants to fund the operations, maintenance and growth of our restaurants. Our cash resources, and therefore our liquidity, are highly dependent upon the level of internally generated cash from operations and upon future financing transactions. Although we believe that we have sufficient liquidity to fund our cash requirements for the next twelve months, if cash flows from our existing restaurants or cash flow from new restaurants that we open do not meet our expectations or are otherwise insufficient to satisfy our cash needs or expansion plans, we may have to seek additional financing from external sources to continue funding our operations and close underperforming restaurants or reduce or cease our plans to open or franchise new restaurants. We cannot predict whether such financing will be available on terms acceptable to us, or at all.

We may need additional capital in the future and it may not be available on acceptable terms.

      Our business may require significant additional capital in the future to, among other things, fund our operations, increase the number of company-owned or franchised restaurants, expand the range of services we offer and finance future acquisitions and investments. There is no assurance that financing will be available on terms favorable to us, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital, our business, results of operations and financial condition could be materially adversely affected.

We may not be able to successfully incorporate a franchising and area developer model into our strategy.

      We plan to incorporate a franchising and area developer model into our business strategy in certain selected markets. We have not used a franchising or area developer model in the past and may not be successful in attracting franchisees and developers to the Cosi concept or identifying franchisees and developers that have the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in a manner consistent with our standards. Incorporating a franchising and area developer model into our strategy will also require us to devote significant management and financial resources to support the franchise of our restaurants. If we are not successful in incorporating a franchising or area developer model into our strategy, we may experience delays in our growth, or may not be able to expand and grow our business.

Any inability to manage our growth effectively could materially adversely affect our operating results.

      Failure to manage our growth effectively could harm our business. We have grown significantly since our inception and intend to grow substantially in the future both through a franchising strategy and opening new company-owned restaurants. We have increased the number of our restaurants from 36 restaurants as of December 31, 1999 to 88 restaurants as of March 1, 2004. Our existing restaurant management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain operating personnel. We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely impacted.

Our restaurants are currently concentrated in the Northeastern and Mid-Atlantic regions of the United States, particularly in the New York City area. Accordingly, we are highly vulnerable to negative occurrences in these regions.

      We currently operate 64 restaurants in Northeastern and Mid-Atlantic states, of which 19 are located in the New York City area, the majority of which are located in New York Central Business Districts. As a result, we are particularly susceptible to adverse trends and economic conditions in these areas. In addition, given our geographic concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business and operations, as could other regional occurrences impacting the local economies in these markets.

You should not rely on past increases in our average unit volumes as an indication of our future results of operations because they may fluctuate significantly.

      A number of factors have historically affected, and will continue to affect, our average unit sales, including, among other factors:

      o     introduction of new menu items;

      o     unusually strong initial sales performance by some new restaurants;

      o     competition;

      o     general regional and national economic conditions;

      o     weather conditions;

      o     consumer trends; and

      o     our ability to execute our business strategy effectively.

      It is not reasonable to expect our average unit volumes to increase at rates achieved over the past several years. Furthermore, the under-performance of units we opened in the latter part of 2002 and in 2003 will reduce our average unit volumes. Changes in our average sales results could cause the price of our common stock to fluctuate substantially.

Our restaurant expansion strategy focuses primarily on further penetrating existing markets. This strategy can cause sales in some of our existing restaurants to decline, which could result in restaurant closures.

      In accordance with our expansion strategy, we intend to open new restaurants primarily in our existing markets. Since we typically draw customers from a relatively small radius around each of our restaurants, the sales performance and customer counts for restaurants near the area in which a new restaurant opens may decline due to cannibalization, which could result in restaurant closures.

Inclement weather may adversely affect our sales and results of operations.

      Our business is subject to seasonal and weather influences on consumer spending and dining out patterns. Inclement weather may result in reduced frequency of dining at our restaurants. Customer counts (and consequently revenues) are generally highest in spring and summer months and lowest during the winter months because of the high proportion of our restaurants located in the Northeast where inclement weather affects customer visits.

Our quarterly results may fluctuate and could fall below expectations of securities analysts and investors due to seasonality and other factors, resulting in a decline in our stock price.

      Our business is subject to significant seasonal fluctuations. Revenues in our restaurants have historically been higher in the summer months of each year and lower during the winter months. As a result, our quarterly and yearly results have varied in the past, and we believe that our quarterly operating results will vary in the future. Other factors such as inclement weather and unanticipated increases in labor, commodity, energy, insurance or other operating costs may cause our quarterly results to fluctuate. For this reason, you should not rely upon our quarterly operating results as indications of future performance.

Our operations depend on governmental licenses and we may face liability under "dram shop" statutes.

      We are subject to extensive federal, state and local government regulations, including regulations relating to alcoholic beverage control, the preparation and sale of food, public health and safety, sanitation, building, zoning and fire codes. Our business depends on obtaining and maintaining required food service and/or liquor licenses for each of our restaurants. If we fail to hold all necessary licenses, we may be forced to delay or cancel new restaurant openings and close or reduce operations at existing locations. In addition, our sale of alcoholic beverages subjects us to "dram shop" statutes in some states. These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. Although we take significant precautions to ensure that all employees are trained in the responsible service of alcohol and maintain insurance policies in accordance with all state regulations regarding the sale of alcoholic beverages, the misuse of alcoholic beverages by customers may create considerable risks for us. If we are the subject of a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected. See "Business--Government Regulation" for a discussion of the regulations with which we must comply.

Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of our brand.

      We own certain common law trademark rights and a number of federal and international trademark and service mark registrations, and proprietary rights to certain of our core menu offerings. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We, therefore, devote appropriate resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized usage or imitation by others, which might cause us to incur significant litigation costs and could harm our image or our brand or competitive position.

      We also cannot assure you that third parties will not claim that our trademarks or offerings infringe the proprietary rights of third parties. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.

We hold significant amounts of relatively illiquid assets and may have to dispose of them on unfavorable terms.

      A certain portion of our assets, such as leasehold improvements and equipment, is relatively illiquid. These assets cannot be converted into cash quickly and easily. We may be compelled to dispose of these illiquid assets on unfavorable terms, which could have an adverse effect on our business.

We face litigation that could have a material adverse effect on our business, financial condition and results of operations.

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

      On September 22, 2003, defendants filed motions to dismiss the Second Consolidated Amended Complaint in the Securities Act Litigation. Plaintiffs filed their opposition to defendants' motion to dismiss on October 23, 2003. Defendants filed reply briefs on November 12, 2003.

      We cannot predict what the outcome of these lawsuits will be. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage, which could have a material adverse effect on our financial condition or results of operations. We could also incur substantial legal costs, and management's attention and resources could be diverted from our business.

We have a new management team that does not have proven success with the Company.

      A significant portion of our senior management team, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, has been in place for only a relatively short period of time. The new executives do not have previous experience with us and we cannot assure you that they will fully integrate themselves into our business or that they will effectively manage our business affairs. Our failure to assimilate the new executives, or the failure of the new executives to perform effectively, or the loss of any of the new executives, could have a material adverse effect on our business, financial condition and results of operations.

      Risks Relating to the Food Service Industry

Our business is affected by changes in consumer preferences.

      Our success depends, in part, upon the popularity of our food products and our ability to develop new menu items that appeal to consumers. Shifts in consumer preferences away from our restaurants or cuisine, our inability to develop new menu items that appeal to consumers or changes in our menu that eliminate items popular with some consumers could harm our business.

General economic conditions and the effects of the war on terrorism may cause a decline in discretionary spending, which would negatively affect our business.

      Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty like that which followed the September 11, 2001 terrorist attacks on the United States and the possibility of further terrorist attacks. In addition, economic uncertainty due to military action overseas, such as the war in Iraq and post-war military, diplomatic or financial responses, may lead to further declines in sales. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

Our success depends on our ability to compete with many food service businesses.

      The restaurant industry is intensely competitive and we compete with many well-established food service companies on the basis of taste, quality and price of product offered, customer service, atmosphere, location and overall guest experience. We compete with other sandwich retailers, specialty coffee retailers, bagel shops, fast-food restaurants, delicatessens, cafes, bars, take-out food service companies, supermarkets and convenience stores. Our competitors change with each of the five dayparts (breakfast, lunch, afternoon coffee, dinner and dessert), ranging from coffee bars and bakery cafes to casual dining chains. Aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our sales and profit margins.

      Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing and the quick service restaurant industry better than we can. As competitors expand their operations, we expect competition to intensify. We also compete with other employers in our markets for hourly workers and may be subject to higher labor costs.

Fluctuations in coffee prices could adversely affect our operating results.

      The price of coffee, one of our main products, can be highly volatile. Although most coffee trades on the commodity markets, coffee of the quality we seek tends to trade on a negotiated basis at a substantial premium above commodity coffee pricing, depending on supply and demand at the time of the purchase. Supplies and prices of green coffee can be affected by a variety of factors, such as weather, politics and economics in the producing countries. Two organizations, the Association of Coffee Producing Countries and the International Coffee Organization, have sought with mixed success to coordinate production and pricing of coffee among certain countries and to maintain pricing quotas among coffee producers. An increase in pricing of specialty coffees could have a significant adverse effect on our profitability. To mitigate the risks of increasing coffee prices and to allow greater predictability in coffee pricing, we typically enter into fixed price purchase commitments for a portion of our green coffee requirements. We cannot assure you that these activities will be successful or that they will not result in our paying substantially more for our coffee supply than we would have been required to pay absent such activities.

Changes in food and supply costs could adversely affect our results of operations.

      Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. We rely on a single primary distributor of our food and paper goods. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure by our distributor to perform could adversely affect our operating results. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as weather conditions and government regulations. Failure to anticipate and adjust our purchasing practices to these changes could negatively impact our business.

The food service industry is affected by litigation and publicity concerning food quality, health and other issues, which can cause customers to avoid our products and result in liabilities.

      Food service businesses can be adversely affected by litigation and complaints from customers or government authorities resulting from food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from buying our products. We could also incur significant liabilities if a lawsuit or claim results in a decision against us or litigation costs, regardless of the result.

Our business could be adversely affected by increased labor costs or labor shortages.

      Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and employees. Increased labor costs, due to competition, increased minimum wage or employee benefits costs or otherwise, would adversely impact our operating expenses. In addition, our success depends on our ability to attract, motivate and retain qualified employees, including restaurant managers and staff, to keep pace with our needs. If we are unable to do so, our results of operations may be adversely affected.

ITEM 2 PROPERTIES

      All of our restaurants are located on leased properties. Each lease typically has a 10-year base rent period, with various renewal options. Each lease requires a base rent, and some locations provide for contingent rental payments. At most locations, we reimburse the landlords for a proportionate share of either the landlord's taxes or yearly increases in the landlord's taxes. The following table depicts existing restaurants, by region as of March 1, 2004:

         Street Address                     City            Date Opened        Format
---------------------------------   --------------------   --------------   -------------
NORTHEAST
103 Pratt Street ................   Hartford, CT           October 1994     Cosi(a)
165 East 52nd Street ............   New York, NY           February 1996    Cosi Downtown
338 Elm Street ..................   New Haven, CT          March 1996       Cosi
38 East 45th Street .............   New York, NY           February 1997    Cosi Downtown
2160 Broadway ...................   New York, NY           May 1997         Cosi
11 West 42nd Street .............   New York, NY           June 1997        Cosi Downtown
60 East 56th Street .............   New York, NY           September 1997   Cosi Downtown
3 World Financial Center ........   New York, NY           January 1998     Cosi Downtown
504 Avenue of the Americas ......   New York, NY           March 1998       Cosi
55 Broad Street .................   New York, NY           March 1998       Cosi Downtown
54 Pine Street ..................   New York, NY           May 1998         Cosi Downtown
1633 Broadway ...................   New York, NY           July 1998        Cosi Downtown
61 West 48th Street .............   New York, NY           August 1998      Cosi Downtown
133 Federal Street ..............   Boston, MA             October 1998     Cosi Downtown
257 Park Avenue South ...........   New York, NY           February 1999    Cosi
685 Third Avenue ................   New York, NY           June 1999        Cosi Downtown
53 State Street .................   Boston, MA             May 1999         Cosi Downtown
14 Milk Street ..................   Boston, MA             July 1999        Cosi Downtown
970 Farmington Avenue ...........   W. Hartford, CT        August 1999      Cosi
461 Park Avenue South ...........   New York, NY           January 2000     Cosi
50 Purchase Street ..............   Rye, NY                March 2000       Cosi
320 Park Avenue .................   New York, NY           July 2000        Cosi Downtown
841 Broadway ....................   New York, NY           September 2000   Cosi
15 S. Moger Avenue ..............   Mt. Kisco, NY          December 2000    Cosi
545 Washington Boulevard ........   Jersey City, NJ        May 2001         Cosi Downtown
369 Lexington Avenue ............   New York, NY           August 2001      Cosi Downtown
77 Quaker Ridge Road ............   New Rochelle, NY       November 2001    Cosi
1298 Boston Post Road ...........   Larchmont, NY          December 2001    Cosi
471 Mount Pleasant Road .........   Livingston, NJ         September 2002   Cosi
29 Washington St ................   Morristown, NJ         December 2002    Cosi
498 7th Ave .....................   New York, NY           December 2002    Cosi
385 West Main Street ............   Avon, CT               December 2002    Cosi
51 East Pallisade ...............   Englewood, NJ          February 2003    Cosi
700 6th Avenue ..................   New York, NY           February 2003    Cosi

MID-ATLANTIC
234 South 15th Street ...........   Philadelphia, PA       September 1996   Cosi
325 Chestnut Street .............   Philadelphia, PA       April 1997       Cosi
1350 Connecticut Avenue .........   Washington, DC         September 1997   Cosi
1128 Walnut Street ..............   Philadelphia, PA       December 1997    Cosi
140 South 36th Street ...........   Philadelphia, PA       August 1998      Cosi
1647 20th Street NW .............   Washington, DC         August 1998      Cosi

761 Lancaster Avenue ............   Bryn Mawr, PA          September 1998   Cosi
3003 N. Charles Street ..........   Baltimore, MD          December 1998    Cosi (a)
301 Pennsylvania Avenue SE ......   Washington, DC         March 1999       Cosi
2050 Wilson Boulevard ...........   Arlington, VA          April 1999       Cosi
215 Lombard Street ..............   Philadelphia, PA       May 1999         Cosi
1700 Pennsylvania Avenue ........   Washington, DC         August 1999      Cosi Downtown
1700 Market Street ..............   Philadelphia, PA       September 1999   Cosi Downtown
700 King Street .................   Alexandria, VA         May 2000         Cosi
700 11th Street .................   Washington, DC         May 2000         Cosi
4250 Fairfax Drive ..............   Arlington, VA          June 2000        Cosi
1919 M Street ...................   Washington, DC         September 2000   Cosi
1001 Pennsylvania Avenue NW .....   Washington, DC         October 2000     Cosi Downtown
201 South 18th Street ...........   Philadelphia, PA       October 2000     Cosi
7251 Woodmont Avenue ............   Bethesda, MD           December 2000    Cosi
11909 Democracy Drive ...........   Reston, VA             May 2001         Cosi
King of Prussia Mall ............   King of Prussia, PA    November 2001    Cosi
1501 K Street NW ................   Washington, DC         December 2001    Cosi Downtown
1875 K Street ...................   Washington, DC         July 2002        Cosi Downtown
601 Pennsylvania Ave. NW ........   Washington, DC         September 2002   Cosi
1275 K Street ...................   Washington, DC         September 2002   Cosi
295 Main St .....................   Exton, PA              November 2002    Cosi
5252 Wisconsin Ave, NW ..........   Washington, DC         December 2002    Cosi
177 Kentlands Blvd ..............   Gaithersburg, MD       January 2003     Cosi
1333 H Street, NW ...............   Washington DC          January 2003     Cosi Downtown

MID-WEST
116 S. Michigan Avenue ..........   Chicago, IL            September 2000   Cosi
55 E. Grand Street ..............   Chicago, IL            October 2000     Cosi
230 W. Washington Street ........   Chicago, IL            November 2000    Cosi Downtown
203 North LaSalle Street ........   Chicago, IL            May 2001         Cosi Downtown
301 South State Street ..........   Ann Arbor, MI          May 2001         Cosi
1101 Lake Street ................   Oak Park, IL           June 2001        Cosi
101 North Old Woodward Avenue ...   Birmingham, MI         August 2001      Cosi
4074 The Strand West ............   Columbus, OH           October 2001     Cosi
25 E. Hinsdale ..................   Hinsdale, IL           December 2001    Cosi
8775 N. Port Washington Road ....   Fox Point, WI          December 2001    Cosi
230 West Monroe Street ..........   Chicago, IL            May 2002         Cosi Downtown
301 East Grand River Avenue .....   East Lansing, MI       May 2002         Cosi
30995 Orchard Lake Road .........   Farmington Hills, MI   July 2002        Cosi
84 W. Adams Road ................   Rochester Hills, MI    September 2002   Cosi
6390 Sawmill Road ...............   Columbus, OH           September 2002   Cosi
2212 East Main Street ...........   Bexley, OH             September 2002   Cosi
28674 Telegraph Rd ..............   Southfield, MI         November 2002    Cosi
1478 Bethel Rd ..................   Columbus, OH           November 2002    Cosi
233 North Michigan Ave ..........   Chicago, IL            December 2002    Cosi Downtown
37652 Twelve Mile Road ..........   Farmington Hills, MI   December 2002    Cosi
15131 LaGrange Rd ...............   Orland Park, IL        December 2002    Cosi
7166 N. High Street .............   Worthington, OH        December 2002    Cosi
28 East Jackson Blvd ............   Chicago, IL            January 2003     Cosi Downtown
1310 Polaris Parkway ............   Polaris, OH            February 2003    Cosi

----------

      (a)   Currently operating as a Xando Coffee and Bar location.

ITEM 3 LEGAL PROCEEDINGS

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

      The plaintiffs in the Securities Act Litigation generally seek to recover recessionary damages, expert fees, attorneys' fees, costs of Court and pre- and post-judgment interest. The underwriter is seeking indemnification from us for any damages assessed against it in the Securities Act Litigation. On August 22, 2003, lead plaintiffs filed a Second Consolidated Amended Complaint, which was substantially similar to the Consolidated Amended Complaint. The Securities Act Litigation is at a preliminary stage, and we believe that we have meritorious defenses to these claims, and intend to vigorously defend against them.

      On September 22, 2003, defendants filed motions to dismiss the Second Consolidated Amended Complaint in the Securities Act Litigation. Plaintiffs filed their opposition to defendants' motions to dismiss on October 23, 2003. Defendants filed reply briefs on November 12, 2003.

      We cannot predict what the outcome of these lawsuits will be. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage, which could have a material adverse effect on our financial condition or results of operations. We could also incur substantial legal costs, and management's attention and resources could be diverted from our business.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company solicited proxies in connection with its 2003 Annual Meeting of Stockholders, held on November 24, 2003. The outcome of such votes were as follows:

                                         Votes Against                  Broker
        Proposal            Votes For     or Withheld    Abstentions   Non-Votes
-------------------------   ----------   -------------   -----------   ---------

Election of Terry
Diamond as Director         13,792,892         266,876          --          --

Election of Greg
Woolley as Director         13,782,892         276,876          --          --

Ratification of Ernst &
Young as auditors for
2003                        13,977,359          77,902         4,507        --

Equity conversion
feature of certain
promissory notes issued
by the Company in
August 2003 and October
2003 with an aggregate
principal amount of
$1.5 million and
approximately $3
million, respectively        8,239,567         208,687        36,487   5,575,027

Investment Agreement
between the Company and
certain of its
stockholders, including
certain stockholders
who are associated with
members of the
Company's Board of
Directors and one of
its former directors         8,322,656         122,726        39,659   5,574,727

Amendment to the
Company's Amended and
Restated Certificate of
Incorporation to
decrease the number of
authorized shares of
common and preferred
stock                        8,344,075         120,114        20,522   5,575,027

Amendment to the
Company's Amended and
Restated Certificate of
Incorporation to
effectuate a
one-for-five reverse
stock split                 13,379,637         674,904         5,277        --

Authorization to the
Board of Directors to
effect a repricing of
certain issued and
outstanding options          7,470,418       1,002,448        11,875   5,575,027

Amendment to the
Company's Amended and
Restated Stock
Incentive Plan to
extend the duration of
the plan                     7,813,390         654,899        16,452   5,575,027

      As the above vote counts indicate, all proposals were approved except for the amendment to the Company's Amended and Restated Certificate of Incorporation to decrease the number of authorized shares of common and preferred stock.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (I) MARKET INFORMATION.

      On November 22, 2002 the Company's common stock began trading on The Nasdaq National Market under the symbol "COSI." Prior to that time, there was no public trading market for the Company's common stock. The following table sets forth the high and low sale prices as reported by Nasdaq for the fiscal periods indicated.

                             2002                                  High     Low
---------------------------------------------------------------   ------   -----
Fourth Quarter (beginning November 22) ........................   $10.93   $5.47

                             2003                                  High     Low
---------------------------------------------------------------   ------   -----
First Quarter .................................................    $6.08   $1.66
Second Quarter ................................................    $2.22   $0.95
Third Quarter .................................................    $3.79   $1.30
Fourth Quarter ................................................    $3.31   $1.70

On March 23, 2004, the last sale price for the Common Stock, as reported on the Nasdaq National Market System, was $5.00.

      (II) HOLDERS.

      On March 2, 2004, the Company had 205 holders of record of its Common
Stock.

      (III) DIVIDENDS.

      The Company has never paid cash dividends on its capital stock and does not intend to pay cash dividends in the foreseeable future.

      (IV) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

                                    Equity Compensation Plan Information

                                                                                     Number of Securities
                                                                                    Remaining available for
                                  Number of Securities to     Weighted-Average       Future Issuance under
                                  be Issued upon Exercise    Exercise Price of     Equity Compensation Plans
                                  of Outstanding Options,   Outstanding Options,     (Excluding Securities
Plan Category                       Warrants and Rights     Warrants and Rights    Reflected in Column (a))
-------------------------------   -----------------------   --------------------   -------------------------
                                            (a)                     (b)                       (c)

Equity Compensation Plans
   Approved by Security Holders                 4,419,549                  $7.18                   5,428,917

Equity Compensation Plans Not
   Approved by Security Holders                        --                     --                          --

      (V) RECENT SALES OF UNREGISTERED SECURITIES

            (A) ISSUANCES OF SHARES OF COMMON STOCK.

      On December 23, 2003, the Company issued an aggregate of 1,404,399 shares of common stock, at a purchase price of $1.50 per share, to four investors pursuant to an investment agreement entered into in connection with the Company's rights offering in reliance upon the exemption from registration provided pursuant to Section 4(2) of the Securities Act.

      On December 29, 2003, the Company issued an aggregate of 3,013,336 shares of common stock, at a purchase price of $1.50 per share, to three investors pursuant to the conversion of convertible promissory notes pursuant to an investment agreement entered into in connection with the Company's rights offering in reliance upon the exemption from registration provided pursuant to
Section 4(2) of the Securities Act.

            (B) ISSUANCES AND EXERCISES OF WARRANTS.

      On November 21, 2003, the Company sold 23,234 shares of its Common Stock to five existing shareholders for an aggregate consideration of $232.34 pursuant to the exercise of outstanding warrants.

      On December 8, 2003, the Company sold 308 shares of its Common Stock to an existing shareholder for an aggregate consideration of $3.08 pursuant to the exercise of outstanding warrants.

      On December 11, 2003, the Company sold 314 shares of its Common Stock to an existing shareholder for an aggregate consideration of $3.14 pursuant to the exercise of outstanding warrants.

      (VI) USE OF PROCEEDS

      We registered and sold 5,555,556 shares of our common stock, par value $0.01, to the public at an aggregate offering price of $38,888,892 or $7.00 per share pursuant to registration statement No. 333-86390, which was declared effective on November 21, 2002. The offering has terminated. The lead underwriter of the offering was William Blair & Company, LLC. Through December 29, 2003, we incurred the following expenses in connection with our initial public offering:

                                                        In $ Millions
          Gross Proceeds                                        $38.9
          Underwriter's Commissions                              (2.7)
          Other costs of issuance paid by the Company            (3.4)
                                                        -------------
          Net Proceeds to the Company                           $32.8
                                                        =============

      The net offering proceeds to us through December 29, 2003 after deducting the total expenses above were approximately $32.8 million.

                                                 Intended Use Of            Actual Use of
                                                 Proceeds as stated in      Proceeds through
                In $ Millions                    prospectus                 December 29, 2003
---------------------------------------------------------------------------------------------
Develop new restaurants and maintain and
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

ITEM 6 SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of Part II, "Financial Statements and Supplementary Data," and the information contained herein in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

                                                                        FISCAL YEAR
                                        ---------------------------------------------------------------------------
                                             2003             2002            2001           2000          1999
                                                           (in thousands, except per share data)
Statement of Operations
  Data:
Net sales.....................          $ 107,257.4      $  84,424.2      $  70,184.1    $  51,222.8   $  37,262.2
Costs and expenses:
  Cost of goods sold..........             29,713.9         22,697.5         18,791.7       13,844.0      10,838.5
  Restaurant operating
    expenses..................             67,673.3         50,852.7         45,114.5       32,172.9      22,236.2
                                        ------------     ------------     ------------   ------------  ------------
  Total costs of sales........             97,387.2         73,550.2         63,906.2       46,016.9      33,074.7
                                        ------------     ------------     ------------   ------------  ------------
  General and administrative
    expenses..................             23,168.0         17,811.7         18,361.5       14,774.2      14,024.3
  Depreciation and
    amortization..............              7,656.7          5,851.2          6,690.0        6,158.1       3,155.2
  Restaurant pre-opening
    expenses..................                389.8          1,845.1          1,438.8        1,409.5         661.4
  Provision for losses on asset
    impairments and disposals.              8,531.8          1,056.5          8,486.3        5,847.5       4,208.7
  Lease termination costs.....             (3,391.2)        (1,165.0)         6,410.7          477.3       3,437.1
  Merger costs and related
    expenses..................                   --               --               --             --       8,958.7
  Stock compensation..........                   --               --               --             --       4,512.6
                                        ------------     ------------     ------------   ------------  ------------
Operating income (loss).......            (26,484.9)       (14,525.5)       (35,109.4)     (23,460.7)    (34,770.5)
Other income (expense):
  Interest income.............                 40.5             98.3            340.5          441.4         478.6
  Interest expense............               (226.3)        (1,192.6)          (527.5)        (210.7)       (206.1)
Amortization of Deferred
  Financing Costs.............                (90.5)          (549.0)          (126.9)            --            --
Loss on Extinguishment of
  debt........................                   --         (5,083.2)              --             --            --
  Other income (expense)......                112.0            380.9               --             --            --
                                        ------------     ------------     ------------   ------------  ------------
  Total other income (expense),
    net.......................               (164.3)        (6,345.6)          (313.9)         230.7         272.5
                                        ------------     ------------     ------------   ------------  ------------
Net income (loss).............            (26,649.2)       (20,871.1)       (35,423.3)     (23,230.0)    (34,498.0)
Preferred stock dividends.....                   --         (8,193.6)        (6,678.1)      (4,219.7)     (2,561.3)
                                        ------------     ------------     ------------   ------------  ------------
Net income (loss) attributable
  to common stockholders......          $ (26,649.2)     $ (29,064.7)     $ (42,101.4)   $ (27,449.7)  $ (37,059.3)
                                        ============     ============     ============   ============  ============
Net income (loss) per common
  share:
  Basic and diluted...........          $     (1.54)     $     (5.04)     $     (9.34)   $     (6.09)  $     (8.79)
                                        ------------     ------------     ------------   ------------  ------------
Shares used in computing net
  income (loss) per common share
  (in thousands) Basic and
  diluted.....................               17,304            5,763            4,507          4,504         4,215
                                        ------------     ------------     ------------   ------------  ------------

Selected Balance Sheet
  Data
Cash and cash equivalents.....            $   7,957.0      $  13,032.3    $   4,469.6    $   5,062.9   $   6,985.7
Total assets..................               46,502.4         66,243.1       35,388.4       32,065.8      25,856.6
Total debt and capital lease
  obligations.................                  391.2          1,648.5       11,180.0        4,435.8       1,645.6
Mandatorily redeemable preferred
  stock.......................                     --               --       92,289.3       61,695.3      35,020.5
Total common stockholder's
  equity (deficit)............               25,009.2         39,327.0      (88,979.9)     (48,275.3)    (20,825.7)
Selected Statement of Cash
  Flow Data:
Cash flow from operating
  activities..................              (11,749.9)        (5,812.7)     (12,382.2)      (8,539.1)     (8,539.7)
Cash flow from investing
  activities..................               (3,392.5)       (27,464.2)     (20,267.9)     (18,347.7)    (14,742.3)
Cash flow from financing
  activities..................            $  10,067.2      $  41,839.7    $  32,056.8    $  24,964.0   $  23,773.2
Selected Operating Data:
Restaurants open at end of
  period......................                     89               91             67             52            36

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and their notes appearing elsewhere in this prospectus.

      OVERVIEW

      Our objective is to build a nationwide system of distinctive restaurants that generate attractive unit economics by appealing to a broad range of customers. During fiscal 2003, we experienced lower sales and operating profits than we had projected, mostly related to underperformance at new restaurants opened in the second half of 2002 and in the first quarter of 2003 and severe winter weather in the Northeast. In addition, our cash position prior to December 29, 2003 was adversely impacted by the payment of costs associated with restaurants in our development pipeline that we decided not to open in addition to stores that we decided to close. As a result, the Company incurred a loss of $26.6 million and used cash in operating activities of $11.8 million for the fiscal year ended December 29, 2003. Our cash balances as of December 29, 2003 were positively impacted by the consummation of the rights offering described below. As of December 29, 2003, cash and cash equivalents were $8.0 million and working capital was a deficit of $3.8 million.

      As of March 1, 2004, we own and operate 88 fast casual restaurants in eleven states and the District of Columbia. Cosi restaurants are all-day cafes that feature signature bread and coffee products in an environment we adjust appropriately throughout the day. The majority of our restaurants offer breakfast, lunch, afternoon coffee, dinner and dessert menus.

      In 2003, we announced our intention to incorporate a franchising and area developer model into our business strategy. We conducted a thorough study of our customers and our most attractive potential markets and at the same time, redefined and clarified our brand positioning. Subsequently, we developed a store design prototype that improves the guest experience. This prototype was unveiled in Avon, CT in March 2004. In addition, we developed the franchising program and infrastructure.

      We operate our restaurants in two formats: Cosi and Cosi Downtown. The majority of our restaurants offer our signature bread and coffee products for breakfast, lunch and afternoon coffee in a counter service format. After 5 p.m., our Cosi restaurants add table service and offer dinner and dessert in a casual dining format. Cosi Downtown restaurants, which are located in non-residential central business districts, close for the day in the early evening. The atmosphere of Cosi is appropriately managed for each daypart by changing the music and lighting throughout the day. Our restaurants are located in a wide range of markets and trade areas, including business districts and residential communities in both urban and suburban locations. By operating in multiple dayparts, we believe we are able to maximize revenues and leverage both development and operating costs.

      We opened 17 new restaurants in fiscal 2001, 25 new restaurants in fiscal 2002 and 6 new restaurants in the first quarter of fiscal 2003. No new restaurants were opened in the last three quarters of fiscal 2003. In fiscal 2001, we closed one restaurant in addition to our World Trade Center restaurant, our World Trade Center kiosk and our World Financial Center restaurant, which were closed due to the events of September 11th in fiscal 2001. We closed one restaurant in the first quarter of fiscal 2002, which was not suited for remodeling to our current prototype, and we closed 8 under-performing restaurants in fiscal 2003, three in the first quarter of fiscal 2003, three in the third quarter of 2003 and 2 in the fourth quarter of 2003. Subsequent to December 29, 2003 we closed one underperforming restaurant and have identified 4 additional units, which we believe can improve performance. If such improvements do not occur, we may close some or all of these restaurants, which would result in additional impairment charges and lease termination charges. Our World Financial Center restaurant re-opened on September 9, 2002 and as of March 1, 2004, we operate 88 restaurants.

                                               2001          2002        2003
                                           ------------  ------------  ---------
Restaurants open at beginning of period....    53(a)          67           91
Restaurants opened.........................    17             25(b)         6
Restaurants closed.........................     3(a)(b)        1            8
Restaurants open at end of period..........    67             91           89

----------

(a)   Includes Kiosk location formerly operated in World Trade Center Plaza.

(b) Excludes World Financial Center location, which closed September 11, 2001, and re-opened September 9, 2002.

      Our financial performance in fiscal 2001 and fiscal 2002 was adversely affected by the results of the 16 restaurants that we operated in New York Central Business District locations. These restaurants have high, market specific, fixed expenses and were disproportionately impacted by the economic recession in 2001 and 2002 and the events of September 11, 2001.

      CRITICAL ACCOUNTING POLICIES

      Our consolidated financial statements and the notes to our consolidated financial statements contain information that is pertinent to management's discussion and analysis of financial conditions and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. We believe the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts.

      Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and APB Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. We adopted the provisions of this statement beginning in fiscal 2002. SFAS 144 requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144, and previously SFAS 121, has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level and record an impairment loss whenever we determine impairment factors are present. We have developed and implemented an operational improvement plan, and we undertake impairment reviews periodically. We consider a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. We have identified certain units that have been impaired and recorded charges of approximately $6.6 million (related to 14 restaurants), and $1.1 million (related to two restaurants), $7.2 million (related to 14 restaurants, including one damaged in the events of September 11, 2001), in the statements of operations for 2003, 2002, and 2001, respectively. During 2003, the Company recorded a charge of approximately $6.6 million for 15 restaurants that the undiscounted cash flows did not recover the net book value of the fixed assets. The Company has estimated minimal salvage value for the equipment (tables, chairs, etc.), which can be sold or used in new stores. In addition, a charge of $1.3 million was taken for the write-off of fixed assets for restaurants in the pipeline the Company determined not to open, as well as $0.6 million related to the closure of three stores. A lack of improvement at the 4 restaurants we are monitoring, or deteriorating results at other restaurants, could result in additional impairment changes. Historically, we have not recorded material additional impairment charges subsequent to the initial determination of impairment.

      For all exit activities prior to December 31, 2002, we estimated our likely liability under contractual leases for restaurants that have been, or will be, closed. Such estimates have affected the amount and timing of charges to operating results that have been significant in recent years and are impacted by management's judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord.

      In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002. For fiscal 2003, we have recognized $4.5 million of lease termination income related to the reversal of certain lease termination accruals where we were able to exit the lease on a more favorable basis than previously anticipated, which was partially offset by charges of $1.1 million for stores closed in 2003 resulting in a net reversal of $3.4 million.

      In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002, and have been incorporated into the accompanying financial statements and footnotes. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Pursuant to a stock option repricing approved by shareholders, on December 29, 2003, 1,364,326 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per share. In accordance with APB 25, these option are subject to variable accounting, which may result in material charges in the future.

      We have recorded a full valuation allowance to reduce our deferred tax assets related to net operating loss carry forwards. A positive adjustment to income will be required in future years if we determine that we could realize these deferred tax assets.

      NET SALES

      Our sales are composed almost entirely of food and beverage sales.

      COMPARABLE RESTAURANT SALES

      In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. At fiscal year end 2003, 2002, and 2001, there were 70, 57 and 40 restaurants in the comparable restaurant base, respectively.

      COSTS AND EXPENSES

      Cost of goods sold. Cost of goods sold is composed of food and beverage costs. Food and beverage costs are variable and increase with sales volume.

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

      Restaurant pre-opening expenses. Restaurant pre-opening expenses, which are expensed as incurred, include the costs of recruiting, hiring and training the initial restaurant work force, travel, the cost of food and labor used during the period before opening, the cost of initial quantities of supplies and other direct costs related to the opening of, or remodeling of, a restaurant.

      Our fiscal year ends on the Monday falling nearest to December 31st. Fiscal years 2001, 2002, and 2003 each included 52 weeks.

      RESULTS OF OPERATIONS

      Our operating results for fiscal years 2001, 2002 and 2003, expressed as a percentage of sales, were as follows:

                                      ------------------------------
                                       2001       2002        2003
                                      -------    -------     -------
Net Sales.......................      100.0%     100.0%      100.0%
Costs and Expenses
Cost of goods sold..............       26.8%      26.9%       27.7%
Restaurant operating expenses...       64.3%      60.2%       63.1%
                                      -------    -------     -------
Total costs of sales............       91.1%      87.1%       90.8%
General and administrative
  expenses......................       26.2%      21.1%       21.6%
Depreciation and amortization...        9.5%       6.9%        7.1%
Restaurant pre-opening expenses.        2.1%       2.2%        0.4%
Provision for losses on asset
  impairments and disposals.....       12.1%       1.3%        8.0%
Lease termination costs.........        9.1%      (1.4)%      (3.2)%
                                      -------    -------     -------
Operating income (loss).........      (50.0)%     (17.2)%    (24.7)%
Other income (expense)
Interest income.................        0.5%       0.1%         --
Interest expense................       (0.9)%     (1.4)%      (0.2)%
Amortization of deferred financing
  costs.........................       (0.1)%     (0.7)%        --
Loss on early extinguishment of
  debt..........................         --       (6.0)%        --
Other income (expense)..........         --        0.5%        0.1%
                                      -------    -------     -------
  Total other income (expense),
   net..........................       (0.4)%     (7.5)%      (0.1)%
                                      -------    -------     -------
Net income (loss)...............      (50.5)%    (24.7)%     (24.8)%

      The following table contains selected unaudited statement of operations information for each quarter of fiscal 2002 and 2003. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited quarterly results were as follows:

                                                 2002                                                  2003
                                                            (in thousands, except per share data)
                               Q1           Q2           Q3           Q4           Q1            Q2           Q3           Q4
                           ----------   ----------   ----------   ----------   ----------    ----------   ----------   ----------
Net sales ...............  $ 18,052.1   $ 20,919.9   $ 22,085.5   $ 23,366.7   $ 25,654.4    $ 28,936.4   $ 27,539.3   $ 25,127.3
Cost of goods sold ......     4,853.4      5,645.6      5,861.5      6,337.0      7,316.5       8,172.5      7,515.4      6,709.5
Restaurant operating
 expenses ...............    11,127.0     12,366.5     13,160.6     14,198.6     16,801.2      17,818.9     17,442.3     15,610.9
Total costs of sales ....    15,980.4     18,012.1     19,022.1     20,535.6     24,117.7      25,991.4     24,957.7     22,320.4
General and
 administrative
 expenses ...............     4,620.3      4,227.6      4,051.7      4,912.1      7,925.2       4,435.4      3,502.1      7,305.3
Depreciation and
 amortization ...........     1,210.3      1,335.5      1,602.2      1,703.2      1,958.6       1,994.4      1,862.8      1,840.9
Restaurant pre-opening
 expenses ...............       111.4        286.1        542.3        905.3        349.1            --         32.2          8.5
Provision for losses on
 asset impairments and
 disposals ..............          --          7.3           --      1,049.2      2,568.0       2,790.8        339.9      2,833.1
Lease termination
 costs ..................          --           --           --     (1,165.0)       257.1            --       (602.8)    (3,045.6)
Operating
 income(loss) ...........    (3,870.3)    (2,948.7)    (3,132.8)    (4,573.7)   (11,521.3)     (6,275.6)    (2,552.6)    (6,135.4)
Interest income .........        29.9         32.4         20.0         16.0         25.2          10.4          4.2          0.7
Interest expense ........      (301.4)      (245.6)      (232.5)      (413.1)       (47.0)        (50.9)       (58.4)       (70.0)
Amortization of deferred
 financing cost & debt
 discount ...............       (86.4)       (62.4)      (230.5)      (169.7)       (25.0)        (29.8)       (28.7)        (7.0)
Loss on Early
 Extinguishment of
 Debt ...................          --           --           --     (5,083.2)          --            --           --           --
Other income(expense) ...          --           --        380.4           .5           --            --         99.0         13.0
Net income (loss) .......    (4,228.2)    (3,224.3)    (3,195.4)   (10,223.2)   (11,568.1)     (6,345.9)    (2,536.5)    (6,198.7)
Preferred stock
 dividends ..............    (1,960.5)    (2,383.4)    (2,432.8)    (1,416.9)          --            --           --           --
Net income
 (loss)attributable to
 common stockholders ....    (6,188.7)    (5,607.7)    (5,628.2)   (11,640.1)   (11,568.1)     (6,345.9)    (2,536.5)    (6,198.7)
Net income (loss) per
 common share ...........  $    (1.37)  $    (1.23)  $    (1.24)  $    (1.23)  $    (0.70)   $    (0.38)  $    (0.14)  $    (0.34)
Shares used in computing
 net loss per common
 share (in thousands) ...       4,527        4,544        4,545        9,434       16,574        16,824       17,710       18,110


FISCAL YEAR 2003 VS FISCAL YEAR 2002

      NET SALES

      Sales increased $22.8 million, or 27.0%, to $107.3 million in 2003, from $84.4 million in fiscal 2002. This increase was primarily due to the full period contribution of sales from the 20 restaurants opened during fiscal 2002, from sales of 6 restaurants opened during the first quarter of fiscal 2003 and from an increase in comparable restaurant sales.

      In fiscal 2003, comparable restaurant sales increased 4.7%. In our comparable restaurants, in fiscal 2003, our transaction count increased 3.5% and our average check increased 1.2% compared to last year.

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

      COSTS AND EXPENSES

      Cost of goods sold. In fiscal 2003, cost of goods sold increased $7.0 million, or 30.8% to $29.7 million, from $22.7 million in 2002. As a percentage of sales, cost of goods sold increased to 27.7% of sales in fiscal 2003, from 26.9% in fiscal 2002. The increase in cost of goods sold as a percentage of sales this year was primarily due to a shift in our sales mix in 2003 when compared to 2002 as a percentage of sales and an increase in produce costs in the second quarter of fiscal 2003. Our food sales have a higher cost of sales when compared to our beverage sales. During fiscal 2003, food sales increased to 75.9% of total sales, from 70.7% during fiscal 2002, with an offsetting reduction in our beverage sales, which were 24.1% of total sales during fiscal 2003, compared to 29.3% during fiscal 2002. Additionally, for most of the first quarter of fiscal 2002 our menu prices were higher than they were in 2003, contributing to lower cost of goods sold, as a percentage of sales in 2002, when compared to 2003.

      Also, within the food category, we have seen an increase in the percentage of sales of salads during 2003. In fiscal 2003, sandwiches declined to 31.4% of total sales, from 34.8% in fiscal 2002 and salads increased to 23.0% of sales from 12.3% in fiscal 2002. Produce costs were higher in the second quarter this year when compared to last year due to the adverse weather conditions in the spring and increased demand for produce. These higher produce costs, combined with the disproportionate increase in our salad sales also contributed to the increase in cost of goods sold. Late in the second quarter we adjusted our menu prices for salads upward in order to more appropriately price our salad products versus our competitors' prices. In the second and third quarter of 2003, management shifted the Company's standard in tracking actual versus theoretical cost of goods sold to a fixed dollar standard from a variable percentage of revenue. This fixes the dollar budget, resulting in improved accountability and performance measurements by our operating team. With this new standard, the company's cost of goods sold as a percentage of sales decreased to 26.7% in the 4th quarter from 28.0% in the first three quarters of fiscal 2003, an improvement of 1.3% as a percentage of sales.

      Restaurant operating expenses. Restaurant operating expenses increased by $16.8 million, or 33.0%, to $67.7 million in fiscal 2003, from $50.9 million in fiscal 2002. This increase is primarily due to the increase in the number of restaurants in operation this year versus last year. As a percentage of sales, restaurant operating expenses increased to 63.1% of sales in fiscal 2003, from 60.2% in fiscal 2002. This increase, as a percentage of sales, was primarily due to increases in labor costs as a percentage of sales due to sales performance of new stores opened subsequent to the second quarter of 2002 that was less than management anticipated.

      General and administrative costs. General and administrative costs increased by $5.4 million, or 30.1%, to $23.2 million in fiscal 2003, from $17.8 million in fiscal 2002. This increase is primarily due to a $3.6 million employee severance charge recorded in the current year as well as amortization of deferred compensation of $0.9 million. As a percentage of sales, general and administrative costs increased to 21.6% of sales in fiscal 2003 from 21.1% in fiscal 2002.

      Depreciation and amortization. In fiscal year 2003, depreciation and amortization increased $1.8 million, or 30.9%, to $7.7 million, from $5.9 million in fiscal 2002. This increase was primarily due to additional depreciation expense for restaurants opened subsequent to the third quarter of fiscal 2002. As a percentage of restaurant sales, depreciation and amortization increased to 7.1% of sales in fiscal 2003, compared to 6.9% of sales in fiscal 2002. This increase, as a percentage of sales, is primarily due to the lower per unit sales performance in restaurants opened since the second quarter of fiscal 2002.

      Restaurant pre-opening expenses. Restaurant pre-opening expenses decreased $1.4 million to $0.4 million in fiscal 2003, from $1.8 million in fiscal 2002. As a percentage of restaurant sales, restaurant pre-opening expenses decreased 1.9% to 0.3% of sales in fiscal 2003, from 2.2% of sales in fiscal 2002. This decrease is due to the decrease in the number of new restaurants opened or remodeled in fiscal 2003. Six new restaurants were opened and one remodeled in fiscal 2003 compared to 25 new restaurants and nine remodeled restaurants opened in fiscal 2002.

      Loss on impairment of property and equipment and restaurant disposals. We have recognized $8.5 million of asset impairment and store disposal costs in fiscal 2003. Of this, approximately $0.6 million represents charges related to the closure of three under performing restaurants during the first quarter, approximately $1.3 million were charges taken on twenty-five locations which were in our development pipeline but have been cancelled, and approximately $6.6 million represents impairment charges taken on fourteen underperforming restaurants, three of which have been identified for closure. In 2002, we recognized $1.1 million of asset impairment costs (related to two underperforming restaurants).

      Lease termination costs. In fiscal 2003, we have recognized $4.5 million of lease termination income related to the reversal of certain lease termination accruals where we were able to exit the lease on a more favorable basis than previously anticipated, which was partially offset by charges of $1.1 million for stores closed in 2003 resulting in a net reversal of $3.4 million. In 2002, we recorded a credit of $1.2 million, as we revised our estimates of the expected cost to terminate leases on locations that are closed, or are expected to close.

      We announced previously that our Board of Directors had concluded that the Company's financial performance would be strengthened by closing in an orderly fashion as many as thirteen of the Company's restaurants, three of which were closed in the first quarter of fiscal 2003, three of which were closed in the third quarter of fiscal 2003 and two of which were closed in the fourth quarter of fiscal 2003. Another store has shown dramatic improvement in sales and has been taken off the disposition list, leaving four stores on the list. Future closings are dependent on our ability to improve operations in those stores and if unsuccessful to negotiate acceptable terms with our landlords to terminate the leases for those units, and on our ability to locate acceptable sub-tenants or assignees for the leases at those locations. Moreover, future closings may result in additional lease termination costs. There can be no assurances that we will be successful in negotiating terms that will enable us to close additional underperforming units.

      Interest income and expense. During fiscal 2003 and fiscal 2002, interest income was less than $0.01 million. Fiscal 2003 interest expense has decreased $1.0 million to $0.2 million in fiscal 2003 from $1.2 million in fiscal 2002. The decrease in interest expense is primarily due to the repayment of borrowings under our 13% senior subordinated notes due 2006, which were outstanding during the first nine months of fiscal 2002. Those notes were repaid in December 2002 with proceeds from our initial public offering.

      Amortization of deferred financing costs. During fiscal 2002, we recorded $0.4 million in amortization of deferred financing costs, and accretion of debt discount on our senior secured credit facility, our senior subordinated credit facility and on our equipment loan credit facility. This compares to $0.1 million recorded fiscal 2003, primarily related to our equipment loan credit facility. The decrease is due to the repayment of our senior subordinated notes in connection with our initial public offering in November 2002.

      Other income. In fiscal 2003 we recorded $0.1 million of other income primarily relating to final content loss insurance proceeds received for the World Financial Center. In fiscal 2002, we recorded $0.4 million of other income, principally the receipt of business interruption proceeds related to our World Financial Center restaurant, which was closed from September 11, 2001 until early September 2002.

FISCAL YEAR 2002 VS. FISCAL YEAR 2001

      NET SALES

      Sales increased $14.2 million, or 20.3%, to $84.4 million in 2002, from $70.2 million in fiscal 2001. This increase was primarily due to the full period contribution of sales from restaurants opened in fiscal 2001, from sales of restaurants opened in 2002 and from an increase in comparable restaurant sales of 4%. This was partially offset by the loss of our World Trade Center restaurant and the closure of our World Financial Center restaurant due to the events of September 11, 2001. Our World Financial Center restaurant reopened in September 2002. Additionally, one restaurant was not suited for remodeling to our current prototype and was closed during the period. Comparable restaurant sales were adversely affected by the effect of the economic downturn on our New York City Central Business District restaurants, the effect of

September 11, 2001, on all of our restaurants and the reduction of our menu pricing during the first quarter of fiscal 2002. Excluding the New York City Central Business District restaurants, comparable restaurant sales increased 9% for the year. This increase was driven by the sales performance of the six remodeled restaurants that were open for the full period and the eight restaurants that were remodeled during the period, all of which were remodeled to incorporate our full product line.

      COSTS AND EXPENSES

      Cost of goods sold. Cost of goods sold increased $3.9 million, or 20.8%, to $22.7 million in fiscal 2002, from $18.8 million in fiscal 2001. As a percentage of sales, cost of goods sold increased to 26.9% of sales in fiscal 2002, from 26.8% in fiscal 2001. The increase in cost of goods sold as a percentage of sales was primarily due to the reduction in our menu pricing during the first quarter of fiscal 2002 and to a shift in our sales mix due to the expansion of our food offering in 2002. During the year, food sales increased to 70.7% of total sales, from 66.2% in fiscal 2001, with an offsetting reduction in our beverage sales, which were 29.3% of total sales, compared to 33.8% in fiscal 2001. Our food sales have a higher cost of sales when compared to our beverage sales. These increases were partially offset by improvements in our food costs, as a percentage of food sales, as we were able to reduce our ingredient costs through better purchasing and through menu changes.

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

      General and administrative costs. General and administrative costs decreased by $0.6 million, or 3.0%, to $17.8 million in fiscal 2002, from $18.4 million in fiscal 2001. As a percentage of sales, general and administrative costs decreased to 21.1% of sales in fiscal 2002, from 26.2% of sales in fiscal 2001. The decrease as a percentage of sales was primarily due to sales leverage against these costs. General and administrative costs in 2001 included approximately $0.8 million of one-time expenses, including severance payments related to the continued enhancement of our management team. Excluding these one-time costs from 2001, our general and administrative costs were essentially held flat in 2002.

      Depreciation and amortization. Depreciation and amortization decreased $0.8 million, or 12.5%, to $5.9 million in fiscal 2002, from $6.7 million in fiscal 2001. This decrease was primarily due to additional depreciation expense in the first half of fiscal 2001 on assets to be disposed of in connection with restaurant remodels, as well as reduced depreciation in fiscal 2002 on assets for which impairment write-downs were taken in fiscal 2001. As a percentage of restaurant sales, depreciation and amortization decreased to 6.9% of sales in fiscal 2002, compared to 9.5% of sales in fiscal 2001. During 2002, our restaurant opening program was weighted toward the latter part of the year, with 12 of the 25 new restaurants opening in the last quarter. Therefore, only a limited amount of depreciation expense was recorded for these new restaurants in 2002.

      Restaurant pre-opening expenses. Restaurant pre-opening expenses increased to $1.8 million in fiscal 2002, from $1.4 million in fiscal 2001. As a percentage of restaurant sales, restaurant pre-opening expenses increased to 2.2% of sales in fiscal 2002, from 2.1% of sales in fiscal 2001. This increase as a percentage of sales is due to the limited amount of sales recorded by our restaurants opened in 2002. As noted above, 12 of the 25 new restaurants were opened in the last quarter. Including restaurants that were remodeled in each year, restaurant pre-opening costs were reduced from approximately $63,000 per restaurant in 2001 to $54,000 in 2002.

      Loss on impairment of property and equipment and restaurant closures. During fiscal 2002, we recognized $1.1 million of asset impairment costs (related to two under performing restaurants) compared to $7.2 million (related to 14 restaurants) in 2001. In 2001, we also recorded restaurant closure costs of $1.3 million related to the loss of our World Trade Center restaurant.

      Lease termination costs. During 2002, we recorded a credit of $1.2 million, as we revised our estimates of the expected cost to terminate leases on locations that are closed, or are expected to close. Of this amount, $0.4 million was related to a reserve we had established in fiscal 2001 for our restaurant in the World Financial Center, which had been closed due to the terrorist attacks on September 11, 2001. That restaurant was reopened in September of 2002, and has been performing satisfactorily since then. The remaining $0.8 million of adjustments to our lease termination reserves represent revisions to our estimated liabilities related to ten other locations that are closed, or are expected to close. During fiscal 2001, we recorded $6.4 million of these costs.

      Interest income and expense. During fiscal 2002, interest income was $0.1 million, down from $0.3 million from the same period a year ago. This was due to a decrease in the average investable cash balance during the period and lower interest rates available on short-term investments. Interest expense increased $0.6 million to $1.2 million from $0.6 million in fiscal 2001. The increase in interest expense is due to borrowings under our 12% senior secured notes due 2004 and our 13% senior subordinated notes due 2006, neither of which were outstanding during the first nine months of fiscal 2001. Those notes were repaid in December 2002 with proceeds from our initial public offering.

      Amortization of deferred financing costs and debt discount. During fiscal 2002, we recorded $0.5 million in amortization of deferred financing costs, and accretion of debt discount on our senior secured credit facility, our senior subordinated credit facility and on our equipment loan credit facility. This compares to $0.1 million recorded in 2001, primarily related to our equipment loan credit facility. The increase is due to amortization of debt discount related to our senior subordinated credit facility, which was in place for 11 months of the year and due to amortization of deferred financing costs and debt discount related to our senior secured credit facility, which was in place for a portion of the third and fourth quarters in fiscal 2002.

      Loss on early extinguishment of debt. In the fourth quarter of fiscal 2002, we repaid our senior subordinated and senior secured credit facilities. At the time of repayment, we wrote off $5.1 million in unamortized deferred financing costs and debt discount related to these credit facilities.

      Other income. During fiscal 2002, we recorded $0.4 million of other income, principally the receipt of business interruption insurance proceeds related to our World Financial Center restaurant, which was closed from September 11, 2001 until early September 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents were $8.0 million on December 29, 2003, compared with $13.0 million on December 30, 2002 and $4.5 million at December 31, 2001. Our working capital was a deficit of $3.8 million on December 29, 2003, compared with working capital of $0.8 million as of December 30, 2002 and a deficit of $5.3 million at December 31, 2001. Our principal requirements for cash are funding operations, maintaining or remodeling existing restaurants and funding the incorporation of a franchising and area developer model into our business strategy. During fiscal 2003, we financed our requirements for capital with the proceeds from the initial public offering of our common stock, which was completed in November of 2002, and from the proceeds of the $3 Million Note and the $1.5 Million Note described below. The Company's cash balance at the end of the year includes the proceeds from a rights offering that closed on December 29, 2003 and generated approximately $6.8 million in net cash proceeds.

      Net cash used in operating activities for the fiscal year 2003 was $11.8 million, compared to $5.8 million for fiscal year 2002. Funds used in operating activities in fiscal 2003 increased primarily as a result of an increase in our net loss compared to fiscal 2002, and from the payment of accounts payable that were outstanding at the end of fiscal 2002. Net cash used in operating activities for the 52 weeks ended December 30, 2002, was $5.8 million, compared to $12.4 million for the 52 weeks ended December 31, 2001. Funds used in operating activities in 2002 decreased primarily as a result of a reduction in our net loss compared to 2001, and an increase in our accounts payable at year-end. Accounts payable were higher at year-end 2002 due to the high level of purchases associated with our new restaurants opened in the fourth quarter of 2002, and those opened in the first quarter of 2003 compared to year end 2001.

      Total capital expenditures for the year ended December 29, 2003 were $3.7 million, compared to expenditures of $27.2 million for the year ended December 30, 2002. These expenditures were primarily related to the opening of six new restaurants during the first half of fiscal 2003, and the opening of 25 new restaurants and remodeling of nine restaurants, including the reopening of our World Financial Center restaurant, during fiscal 2002.

      Net cash provided by financing activities was $10.1 million for fiscal year 2003. During fiscal 2003, we borrowed approximately $4.5 million under the $3 Million Note and the $1.5 Million Note and made scheduled repayments of $1.1 million and $0.1 million related to our outstanding long-term debt and capital lease obligations, respectively. The $3 Million Note and $1.5 Million Note were converted to common stock in connection with our rights offering. Net cash provided by financing activities was $41.8 million for the 52 weeks ended December 30, 2002 and $32.1 million for the 52 weeks ended December 31, 2001.

      On December 29, 2003, we consummated a rights offering. We raised an aggregate of approximately $7.5 million ($6.8 million net cash proceeds) in new cash from the sale of common stock in connection with the rights offering and pursuant to an investment agreement among us and certain investors that was approved by our stockholders at our 2003 Annual Meeting. We issued approximately
3.6 million shares of common stock pursuant to the rights offering. In addition, we issued approximately 1.4 million shares of common stock pursuant to the investment agreement and approximately 3 million shares of common stock pursuant to the conversion of $4.5 million of senior secured notes held by certain of the parties to the investment agreement in connection with the rights offering. In January 2004, pursuant to the investment agreement, a shareholder purchased an additional 693,963 shares for approximately $1.0 million.

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

      During fiscal 2003, we experienced lower sales and operating profits than we had projected, mostly related to underperformance at new restaurants opened in the second half of 2002 and in the first quarter of

2003 and severe winter weather in the Northeast. In addition, our cash position was adversely impacted by the payment of costs associated with restaurants in our development pipeline that we determined not to open. Primarily because of these developments, we determined that it was prudent to seek additional financing. Consequently, we obtained a $3 million line of credit from a bank to be used for general corporate purposes and borrowed the full amount on April 1, 2003. In addition, we announced our intention to pursue a rights offering, as discussed above. In connection therewith, we announced that a group of our shareholders (the "Funding Parties," defined below) indicated that they would commit to provide funding in the amount of up to $8.5 million of the rights offering. This commitment was subject to, among other things, our stockholders approving the conversion feature of the $3 Million Note and a $1.5 Million Note (described below). On November 24, 2003, our stockholders approved the conversion feature of the $3 Million Note and $1.5 Million Note. We paid the bank fees and expenses of approximately $22,000 upon funding of the $3 million loan. The $3 million loan was guaranteed, jointly and severally, by Eric J. Gleacher, one of our stockholders and one of our former directors; Charles G. Phillips, one of our stockholders, and Ziff Investors Partnership, L.P. II, an entity related to ZAM Holdings, L.P., our largest stockholder. On October 30, 2003, the bank assigned the $3 million loan to these persons or their designees, and the maturity date was extended to December 31, 2004. Upon assignment of the loan, we issued amended and restated promissory notes in the amount of $1,943,068.74, $759,397.00 and $304,634.26 (collectively, the "$3 Million
Note"). Each holder had the right to convert, in whole or in part, their pro rata share of the note plus accrued and unpaid interest into shares of our common stock at a conversion price equal to the lesser of $1.50 or 85% of the weighted average price per share of our common stock for the fifteen trading day period ending three trading days before the conversion date. As discussed above, upon consummation of the rights offering, the $3 Million Note was converted by the holders at $1.50 a share.

      In order to ensure that we would have sufficient cash resources pending consummation of the rights offering, on August 5, 2003, Mr. Gleacher and ZAM Holdings, L.P. provided $1,348,042.50 of the Funding Parties' commitment in the form of two senior secured promissory notes, and on August 6, 2003, Mr. Phillips provided $151,957.50 of the Funding Parties' commitment in the form of a senior secured promissory note. All three notes equalled an aggregate of $1.5 million (collectively, the "$1.5 Million Note"). The $1.5 Million Note was convertible into shares of our common stock, at the option of the holders thereof, at a conversion price equal to the lesser of $1.50 or 85% of the weighted average price per share of our common stock for the fifteen trading day period ending three trading days before the conversion date. As discussed above, upon consummation of the rights offering, the $1.5 Million Note was converted by the holders at a $1.50 a share.

      For the fiscal year ended December 29, 2003 the Company had losses of approximately $26.6 million, and at December 29, 2003 had cash of approximately $8.0 million and negative working capital of approximately $3.8 million. During 2003, the company made significant changes to its senior management team in order to execute a new business plan. The company's strategy is to improve store cash flows by streamlining operating costs, without an increase in general an administrative expenses. In addition, over the past year the Company has systematically reviewed results by restaurants and closed underperforming restaurants to conserve resources in order to remain competitive. Moreover, the company intends to begin a franchising program.

      We plan to fund the operations, maintenance and growth of our restaurants primarily through cash provided by the rights offering completed in December 2003 and internally generated cash flows produced by our existing restaurants. Our cash resources, and therefore our liquidity, are highly dependent upon the level of internally generated cash from operations and upon future financing transactions. If cash flows from our existing restaurants or cash flow from new restaurants that we may open do not meet our expectations or are otherwise insufficient to satisfy our cash needs or expansion plans, we may have to seek additional financing from external sources to continue funding our operations, close underperforming restaurants or reduce or cease our plans to open or franchise new restaurants. We cannot predict whether such financing will be available on terms acceptable to us, or at all. We anticipate that our current cash balances and expected internally generated cash flows will be sufficient to fund our cash requirements for the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

As of December 29, 2003

                                                                  Total       Due within   Due in from   Due in from    Due after
                Contractual Obligations                      (in thousands)    1 Year     1 to 3 Years  3 to 5 Years     5 Years
-----------------------------------------------------------  --------------  -----------  ------------  ------------   -----------
Notes Payable ..............................................      $388,257      $160,673      $115,630       $47,527       $64,427
Employment Severance Agreements ............................    $1,880,352    $1,485,377      $394,975             -             -
Capital Lease Obligations ..................................        $2,917        $2,917             -             -             -
Operating Lease Obligations (a) (b)  .......................   $96,943,159   $12,382,339   $25,135,058   $24,233,798   $35,191,964

      (a) Amounts shown are net of $2.3 million of sublease rental income due under non-cancelable subleases that have either been closed or planned to be closed.

      (b) Includes approximately $4.3 million of obligation on leases for restaurants that have either been closed or are planned to be closed.

PURCHASE COMMITMENT

      During fiscal year 2002, we entered into a long-term beverage marketing agreement with the Coca-Cola Company. Under the agreement, we are obligated to purchase approximately 2.0 million gallons of fountain syrups at the then-current annually published national chain account prices.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In April 2002, the FASB approved SFAS 145, "Rescission of FASB Statements No. 4, 44 and 54, Amendment of SFAS 13, and Technical Corrections." SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145, classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002. SFAS 145 did not have a material impact on our financial position or results of our operations.

      In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant impact on our financial position or results of our operations.

      In November 2002, the FASB's Emerging Issues Task Force (EITF) discussed Issue 02-16 (EITF 02-16), "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor". Issue 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. This Issue is effective for new arrangements entered into after December 15, 2002. The Company adopted the provisions of Issue 02-16 at the beginning of fiscal year 2003 for all prospective agreements with effective dates after January 1, 2003 and the adoption did not have a material impact on the results of operations or financial position as these type of agreements were previously accounted for in a similar manner.

    In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation --

Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into the accompanying financial statements and footnotes. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Pursuant to a stock option repricing approved by shareholders, on December 29, 2003, 1,364,326 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per share. In accordance with APB 25, these option are subject to variable accounting, which may result in materials charges.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. In October 2003, FASB deferred the effective date for applying the provisions of FIN 46 provided that conditions are met. FIN 46 will now be effective March 31, 2004 for entities that are not special purpose entities. The Company does not expect FIN 46 to have a material impact on its financial statements.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 rescinds portions of SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 did not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our market risk exposures are related to our cash, cash equivalents, investments and interest that we pay on our debt. We have no derivative financial instruments or derivative commodity instruments in our cash, cash equivalents and investments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. In fiscal 2003 and 2002, interest income was less than $0.1 million.

      All of our transactions are conducted, and our accounts are denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is listed in Item 15(a) of PART IV of this Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the 2004 Annual Meeting of Stockholders to be held on May 17, 2004, and is incorporated herein by reference, and the information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, and is incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the Proxy Statement, and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished pursuant to this item will be set forth under the captions "Voting Securities," "Security Ownership of Management" and "Equity Compensation Plan Information" in the Proxy Statement, and is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished pursuant to this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in the Proxy Statement, and is incorporated herein by reference.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished pursuant to this item will be set forth under the caption "Principal Accountant Fees and Services" in the Proxy Statement, and is incorporated herein by reference.

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) LIST OF FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS:

      FINANCIAL STATEMENTS:

      The financial statements required to be filed hereunder are listed on page F-1 hereof.

      FINANCIAL SCHEDULES:

      The financial statement schedule required to be filed hereunder is listed on page S-2 hereof.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------   ----------------------------------------------------------------------

2.1 Merger Agreement by and among Xando, Incorporated, Xando Merger Corp. and Cosi Sandwich Bar, Inc. dated as of October 4, 1999 (Filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1, file #333-86390).

3.1         Amended and Restated Certificate of Incorporation of Cosi, Inc.
            (Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the period ended December 30, 2002).

3.2 Amended and Restated By-Laws of Cosi, Inc. (Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the period ended December 30, 2002).

4.1 Form of Certificate of Common Stock (Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, file #333-86390).

4.2 Rights Agreement between Cosi, Inc. and American Stock Transfer and Trust Company as Rights Agent dated November 21, 2002 (Filed as
            Exhibit 4.2 to the Company's Annual Report on Form 10-K for the period ended December 30, 2002).

4.3 Amended and Restated Registration Agreement, dated as of March 30, 1999 (Filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1, file #333-86390).

4.4 Supplemental Registration Rights Agreement, dated as of August 5, 2003 by and among the Company and the parties thereto (Filed as Exhibit 4.4.2 to the Company's Registration Statement on Form S-1, file #333-107689).

4.5 Amendment No. 1 to Rights Agreement dated as of November 21, 2002, between Cosi, Inc. and American Stock Transfer and Trust Company, as rights agent (Filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).

4.6 Investment Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.9 to the Company's Registration Statement on Form S-1/A, file #333-107689).

4.7 Letter Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.10 to the Company's Registration Statement on Form S-1/A, file #333-107689).

10.1 Amended and Restated Cosi Stock Incentive Plan (Filed as Exhibit E to the Company's Proxy Statement on Schedule 14A filed on November 3, 2003, file #000-50052).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------   ----------------------------------------------------------------------

10.2 Cosi Employee Stock Purchase Plan. (Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, file #333-86390)

10.3        Cosi Non-Employee Director Stock Incentive Plan. (Filed as Exhibit
            10.3 to the Company's Registration Statement on Form S-1, file #333-86390)

10.4        Cosi Sandwich Bar, Inc. Incentive Stock Option Plan. (Filed as
            Exhibit 10.4 to the Company's Registration Statement on Form S-1, file #333-86390)

10.5.1 Employment Agreement between Cosi, Inc. and Kevin Armstrong, dated as of July 3, 2003. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2003).

10.5.2 Employment Agreement between Cosi, Inc. and Mark Stickney, dated as of August 18, 2003. (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2003).

10.5.3 Employment Agreement between Cosi, Inc. and Jonathan M. Wainwright, Jr., dated as of August 20, 2003. (Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2003).

10.5.4 Employment Agreement between Cosi, Inc. and William D. Forrest, dated June 26, 2003 (Filed as Exhibit 10.4.3 to the Company's Registration Statement on Form S-1, file #333-107689).

10.5.5 Settlement Agreement between Cosi, Inc. and Andy Stenzler, effective January 31, 2003 (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).

10.5.6 Separation and Release Agreement between Cosi, Inc. and Nicholas Marsh, effective April 30, 2003. (Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2003).

10.5.7 Separation Agreement between Cosi, Inc. and Kenneth S. Betuker, dated as of September 17, 2003. (Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2003).

10.6.1 Amended and Restated Distributor Service Agreement between Cosi and Maines Paper & Food Service, Inc., dated as of June 18, 2002. (1). (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, file #333-86390)

10.6.2 Second Amendment to Amended and Restated Distributor Service Agreement between Cosi, Inc. and Maines Paper & Food Service, Inc. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.7 Form of Senior Secured Note and Warrant Purchase Agreement. (Filed as Exhibit 10.7 to the Company's Registration on Form S-1, file #333-86390)

21.1 Subsidiaries of Cosi, Inc. (Filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1, file #333-86390)

23.1        Consent of Independent Auditors

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------   ----------------------------------------------------------------------

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

(1) Portions of Exhibit 10.6 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b) REPORTS ON FORM 8-K.

      The Company filed a Current Report on Form 8-K on November 24, 2003, which attached and incorporated by reference the text of the script for the presentation made by William Forrest, Executive Chairman, and Kevin Armstrong, Chief Executive Officer, during the Company's 2003 Annual Meeting of Stockholders, held on November 24, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       COSI, INC.


                                       By: /s/ Kevin Armstrong
                                           -------------------------------------
                                           Kevin Armstrong
                                           Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                             Date

/s/ William D. Forrest
----------------------                                               3-24-04
William D. Forrest     Chairman of the Board                      --------------


/s/ Kevin Armstrong    Chief Executive Officer, President
---------------------- and Director                                  3-25-04
Kevin Armstrong        (Principal Executive Officer)              --------------

/s/ Eli Cohen
----------------------                                               3-29-04
Eli Cohen              Director                                   --------------

/s/ Creed L. Ford III
----------------------                                               3-25-04
Creed L. Ford III      Director                                   --------------

/s/ Terry Diamond
----------------------                                               3-25-04
Terry Diamond          Director                                   --------------

/s/ Jeffrey M. Stork
----------------------                                               3-24-04
Jeffrey M. Stork       Director                                   --------------

/s/ Greg Woolley
----------------------                                               3-26-04
Greg Woolley           Director                                   --------------

/s/ Mark Stickney      Chief Financial Officer
---------------------- (Principal Financial and Accounting           3-24-04
Mark Stickney          Officer)                                   --------------

                                   COSI, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                                            PAGE
                                                                            ----

Report of Independent Auditors ...........................................   F-2

Consolidated Financial Statements:

      Consolidated Balance Sheets at December 29, 2003 and December 30,
            2002 .........................................................   F-3

      Consolidated Statements of Operations for the years ended December
            29, 2003, December 30, 2002 and December 31, 2001 ............   F-4

      Consolidated Statements of Redeemable Securities and Stockholders'
            Equity for the years ended December 29, 2003, December 30,
            2002 and December 31, 2001 ...................................   F-5

      Consolidated Statements of Cash Flows for the years ended December
            29, 2003, December 30, 2002 and December 31, 2001 ............   F-8

Notes to Consolidated Financial Statements ...............................   F-9

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Cosi, Inc.

      We have audited the accompanying consolidated balance sheets of Cosi, Inc. as of December 29, 2003 and December 30, 2002 and the related consolidated statements of operations, redeemable securities and stockholders' equity and cash flows for each of the three years in the period ended December 29, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cosi, Inc. at December 29, 2003 and December 30, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 2, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.


                                        /s/ ERNST & YOUNG LLP

New York, New York
March 18, 2004

                                   COSI, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 29,     December 30,
                                                                                        2003             2002
                                                                                  ------------     ------------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...................................................    $  7,957,042     $ 13,032,307
  Accounts receivable, net of allowances of $393.1 and
     $232.1, respectively.....................................................         608,445        1,511,526
  Inventory...................................................................         982,855        1,465,730
  Prepaid expenses and other current assets...................................       1,436,048        1,676,279
                                                                                  ------------     ------------
     Total current assets.....................................................      10,984,390       17,685,842
PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net...........................      33,574,045       45,755,319
INTANGIBLES, SECURITY DEPOSITS AND OTHER ASSETS, net..........................       1,943,945        2,801,919
                                                                                  ------------     ------------
     Total assets.............................................................      46,502,380       66,243,080
                                                                                  ============     ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable............................................................    $  6,933,606     $  8,925,245
  Accrued liabilities.........................................................       7,158,362        5,922,408
  Current portion of other liabilities........................................         484,491          671,601
  Current portion of capital lease obligations................................           2,917          116,940
  Current portion of long-term debt...........................................         160,673        1,280,432
                                                                                  ------------     ------------
     Total current liabilities................................................      14,740,049       16,916,626
OTHER LIABILITIES, net of current portion.....................................       6,525,505        9,748,334
CAPITAL LEASE OBLIGATIONS, net of current portion.............................              --            2,485
LONG-TERM DEBT, net of current portion........................................         227,584          248,650
                                                                                  ------------     ------------
     Total liabilities........................................................      21,493,138       26,916,095
                                                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock-- $.01 par value: 100,000,000 shares
  authorized, and 26,259,109 and 16,573,514 shares issued and outstanding,
  respectively................................................................         262,592          165,735
Additional paid-in capital....................................................     203,075,409      189,255,034
Deferred stock compensation...................................................      (1,835,780)              --
Notes receivable from stockholders............................................      (2,724,801)      (2,974,804)
Accumulated deficit...........................................................    (173,768,178)    (147,118,980)
                                                                                  ------------     ------------
     Total stockholders' equity...............................................      25,009,242       39,326,985
                                                                                  ------------     ------------
     Total liabilities, and stockholders' equity..............................    $ 46,502,380     $ 66,243,080
                                                                                  ============     ============

  The accompanying notes are an integral part of these consolidated statements.

                                   COSI, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For the Years Ended
                                                          ---------------------------------------------
                                                           December 29,    December 30,    December 31,
                                                               2003            2002            2001
                                                          -------------    ------------    ------------
NET SALES .............................................   $ 107,257,385    $ 84,424,247    $ 70,184,136
COST OF SALES:
  Cost of goods sold ..................................      29,713,910      22,697,549      18,791,711
  Restaurant operating expenses .......................      67,673,282      50,852,670      45,114,495
  TOTAL COST OF SALES .................................      97,387,192      73,550,219      63,906,206
GENERAL AND ADMINISTRATIVE EXPENSES ...................      23,168,041      17,811,712      18,361,511
DEPRECIATION AND AMORTIZATION .........................       7,656,651       5,851,207       6,689,985
RESTAURANT PRE-OPENING EXPENSES .......................         389,805       1,845,120       1,438,783
PROVISION FOR LOSSES ON ASSET IMPAIRMENTS AND DISPOSALS       8,531,841       1,056,471       8,486,309
LEASE TERMINATION COSTS ...............................      (3,391,252)     (1,164,984)      6,410,759
                                                          -------------    ------------    ------------
  Operating loss ......................................     (26,484,893)    (14,525,498)    (35,109,417)
INTEREST INCOME .......................................          40,501          98,334         340,453
INTEREST EXPENSE ......................................        (226,301)     (1,192,598)       (527,511)
AMORTIZATION OF DEFERRED FINANCING COSTS ..............         (90,490)       (548,972)       (126,868)
LOSS ON EARLY EXTINGUISHMENT OF DEBT ..................              --      (5,083,188)             --
OTHER INCOME ..........................................         111,985         380,871              --
                                                          -------------    ------------    ------------
  Net loss ............................................     (26,649,198)    (20,871,051)    (35,423,343)
PREFERRED STOCK DIVIDENDS .............................              --      (8,193,640)     (6,678,085)
                                                          -------------    ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCK .................   $ (26,649,198)   $(29,064,691)   $(42,101,428)
                                                          =============    ============    ============
PER SHARE DATA:
  Net Loss Per Share:
Basic and diluted .....................................   $       (1.54)   $      (5.04)   $      (9.34)
Weighted Average Common Shares Outstanding ............      17,304,480       5,762,818       4,507,237

  The accompanying notes are an integral part of these consolidated statements.

                                   COSI, INC.

    CONSOLIDATED STATEMENTS OF REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY For the Years Ended DECEMBER 31, 2001, December 30, 2002 AND DECEMBER 29, 2003

                                           Series A Convertible          Series C Convertible
                                             Preferred Stock               Preferred Stock
                                       ---------------------------   ---------------------------
                                                                                                        Total
                                        Number of                     Number of                      Redeemable
                                         Shares          Amount         Shares         Amount        Securities
                                       -----------    ------------   -----------    ------------    -------------
BALANCE, January 1, 2001 ...........    1,146,206      16,663,989     2,695,917      45,031,309       61,695,298
 Issuance of Series C convertible
   preferred stock, net of issuance
   costs ...........................           --              --     1,465,672      23,915,878       23,915,878
 Issuance of warrants ..............           --              --            --              --               --
 Issuance of warrants in connection
   with preferred stock financing ..           --              --            --              --               --
 Accrued preferred stock dividend ..           --       1,429,280            --       4,980,812        6,410,092
 Accretion of preferred stock to
   liquidation value ...............           --         224,936            --          43,057          267,993
 Issuance of common stock ..........           --              --            --              --               --
 Net loss ..........................           --              --            --              --               --
BALANCE, December 31, 2001 .........    1,146,206      18,318,205     4,161,589      73,971,056       92,289,261
                                       -----------    ------------   -----------    ------------    -------------
 Issuance of Series C convertible
   preferred stock, net of issuance
   costs ...........................           --              --       942,629      15,626,611       15,626,611
 Issuance of warrants ..............           --              --            --              --               --
 Issuance of warrants in connection
   with preferred stock financing ..
 Accrued preferred stock dividend ..           --       1,376,383            --       6,473,731        7,850,114
 Accretion of preferred stock to
   liquidation value ...............           --         200,836            --         142,690          343,526
 Exchange of senior subordinated
debt
   and warrants for Series C
   Convertible Preferred Stock (Note
   16) .............................           --              --       217,327       3,613,075        3,613,075
 Issuance of common stock ..........           --              --            --              --               --
Conversion to common stock .........   (1,146,206)    (19,895,424)   (5,321,545)    (99,827,163)    (119,722,587)
 Net loss ..........................           --              --            --              --               --
                                       -----------    ------------   -----------    ------------    -------------
BALANCE, December 30, 2002 .........           --     $        --            --    $         --    $          --
 Exercise of warrants ..............           --              --            --              --               --
 Issuance of restricted stock ......           --              --            --              --               --
 Amortization of deferred stock
compensation .......................           --              --            --              --               --
 Return of shares for note .........           --              --            --              --               --
 Sale of Treasury stock in rights
offering ...........................           --              --            --              --               --
 Issuance of common stock - Rights
Offering ...........................           --              --            --              --               --
Conversion to common stock .........           --              --            --              --               --
 Stock compensation ................           --              --            --              --               --
Costs associated with rights
offering ...........................           --              --            --              --               --
 Net loss ..........................           --              --            --              --               --
BALANCE, December 29, 2003
.....................................           --     $        --            --     $        --     $         --
                                       ==========     ===========    ==========     ===========     ============

  The accompanying notes are an integral part of these consolidated statements

                         COMMON STOCK AND TREASURY STOCK

                                         Number      Amount                                     Number                   Notes
                                        of Shares      of        Additional                   of Shares    Amount      Receivable
                                         Common      Common       Paid-In         Deferred     Treasury   Treasury        from
                                         Stock       Stock        Capital           Comp.       Stock      Stock      Stockholders
                                       ----------   --------    ------------    ------------  ---------   --------    ------------
BALANCE, January 1, 2001 ...........    4,503,869     45,039      30,607,331              -          -           -     (2,974,804)
  Issuance of Series C convertible
     preferred stock, net of
     issuance costs ................            -          -               -              -          -           -              -
  Issuance of warrants .............            -          -       1,098,469              -          -           -              -
   Issuance of warrants in
     connection with preferred
     stock financing ...............            -          -         231,631              -          -           -              -
  Accrued preferred stock dividend .            -          -               -              -          -           -              -
     Accretion of preferred stock to
     Liquidation value .............            -          -               -              -          -           -              -
  Issuance of common stock .........        7,625         76          66,601              -          -           -              -
  Net loss .........................            -          -               -              -          -           -              -
BALANCE, December 31, 2001 .........    4,511,494     45,115      32,004,032              -          -           -     (2,974,804)
  Issuance of Series C convertible
     preferred stock, net of
     issuance costs ................            -          -               -              -          -           -              -
  Issuance of warrants .............            -          -       4,901,874              -          -           -              -
  Issuance of warrants in
     connection with preferred
     stock financing ...............            -          -          43,900              -          -           -              -
  Accrued preferred stock dividend .            -          -               -              -          -           -              -
     Accretion of preferred stock to
     liquidation value .............            -          -               -              -          -           -              -
  Exchange of senior subordinated
     debt and warrants for Series C
     Convertible Preferred Stock
     (Note 16)......................            -          -        (429,865)             -          -           -              -
  Issuance of common stock .........    5,594,409     55,944      33,077,182              -          -           -              -
     Conversion of common Stock ....    6,467,611     64,676     119,657,911              -          -           -              -
  Net loss .........................            -          -               -              -          -           -              -
  BALANCE, December 30, 2002 .......   16,573,514    165,735     189,255,034              -          -           -     (2,974,804)
  Issuance of restricted stock .....    1,678,471     16,785       2,712,654     (2,729,439)         -           -              -
  Amortization of deferred stock
     compensation ..................            -          -               -        893,659          -           -              -
  Return of shares for note ........            -          -               -              -    (21,978)   (250,003)       250,003
  Exercise of Warrant ..............        3,036         30        (249,783)             -     21,978     250,003              -
  Issuance of common stock--Rights
     Offering ......................    4,990,752     49,909       6,774,387              -          -           -              -
  Conversion to common stock .......    3,013,336     30,133       4,489,871              -          -           -              -
  Stock Compensation ...............            -          -          93,246              -          -           -              -
  Net loss .........................            -          -               -              -          -           -              -
BALANCE, December 29, 2003 .........   26,259,109   $262,592    $203,075,409    $(1,835,780)         -           -    $(2,724,801)
------------------------------------   ----------   --------    ------------    ------------   -------    --------    ------------




                                        Accumulated
                                          Deficit            Total
                                       --------------     -----------
BALANCE, January 1, 2001 ...........     (75,952,861)     (48,275,295)
  Issuance of Series C convertible
     preferred stock, net of
     issuance costs ................               -                -
  Issuance of warrants .............               -        1,098,469
   Issuance of warrants in
     connection with preferred
     stock financing ...............               -          231,631
  Accrued preferred stock dividend .      (6,410,092)      (6,410,092)
     Accretion of preferred stock to
     Liquidation value .............        (267,993)        (267,993)
  Issuance of common stock .........               -           66,677
  Net loss .........................     (35,423,343)     (35,423,343)
BALANCE, December 31, 2001 .........    (118,054,289)     (88,979,946)
  Issuance of Series C convertible
     preferred stock, net of
     issuance costs ................               -                -
  Issuance of warrants .............               -        4,901,874
  Issuance of warrants in
     connection with preferred
     stock financing ...............               -           43,900
  Accrued preferred stock dividend .      (7,850,114)      (7,850,114)
     Accretion of preferred stock to
     liquidation value .............        (343,526)        (343,526)
  Exchange of senior subordinated
     debt and warrants for Series C
     Convertible Preferred Stock
     (Note 16)......................               -         (429,865)
  Issuance of common stock .........               -       33,133,126
     Conversion of common Stock ....               -      110,722,587
  Net loss .........................     (20,871,051)     (20,871,051)
  BALANCE, December 30, 2002 .......    (147,118,980)      39,326,985
  Issuance of restricted stock .....               -                -
  Amortization of deferred stock
     compensation ..................               -          893,659
  Return of shares for note ........               -                -
  Exercise of Warrant ..............               -              250
  Issuance of common stock--Rights
     Offering ......................               -        6,824,296
  Conversion to common stock .......               -        4,520,004
  Stock Compensation ...............               -           93,246
  Net loss .........................     (26,649,198)     (26,649,198)
BALANCE, December 29, 2003 .........   $(173,768,178)     $25,009,242
------------------------------------   --------------     -----------

  The accompanying notes are an integral part of these consolidated statements.

                                   COSI, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For Years Ended
                                                                     ---------------------------------------------
                                                                      December 29,    December 30,    December 31,
                                                                         2003            2002            2001
                                                                     -------------   -------------   -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ......................................................   $(26,649,198)   $(20,871,051)   $(35,423,343)
   Adjustments to reconcile net loss to net cash used in .........
      operating activities: ......................................
      Depreciation and amortization ..............................      7,656,651       5,851,207       6,689,985
      Amortization of deferred financing costs ...................         90,490         548,972         126,868
      Loss on early extinguishment of debt .......................             --       5,083,188              --
      Non-cash portion of asset impairments and disposals ........      8,232,284       1,056,471       9,933,142
      Provision for bad debts ....................................        202,710          27,000           3,600
      Impairment of intangible assets ............................        607,900              --              --
      Amortization of deferred compensation ......................        893,658              --              --
      Non-cash stock compensation ................................         93,246              --              --
      Non-cash portion of interest expense .......................         20,004              --              --
      Changes in operating assets and liabilities:
        Accounts receivable ......................................        700,371        (339,740)        762,161
        Inventory ................................................        482,875         (61,924)       (492,934)
        Other assets .............................................       (155,538)       (367,352)       (619,006)
        Accounts payable .........................................     (1,991,639)      4,188,124         918,150
        Accrued liabilities ......................................      1,630,929         970,599        (255,229)
        Accrued contractual lease increases ......................        595,716         785,794         825,772
        Prepaid expenses and other current assets ................        240,232      (1,107,926)        (53,084)
        Lease termination accrual ................................     (4,400,629)     (1,576,103)      5,201,674
                                                                      -------------   -------------   -------------
          Net cash used in operating activities ..................    (11,749,938)     (5,812,741)    (12,382,244)
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, equipment and leasehold ................
      improvements ...............................................     (3,707,661)    (27,155,800)    (20,350,590)
   Return of security deposits (Payments made for security
     deposits) ...................................................        315,122        (308,404)         82,725
                                                                     -------------   -------------   -------------
           Net cash used in investing activities .................     (3,392,539)    (27,464,204)    (20,267,865)
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ........................      6,824,296      33,133,126          66,677
   Net proceeds from issuance of preferred stock .................             --      15,670,511      24,147,509
   Retirement of Sr. Subordinated & Sr. Secured Notes ............             --     (16,320,692)             --
   Exercise of warrants ..........................................            250              --              --
   Principal payments on capital lease obligations ...............       (116,509)       (457,673)       (572,060)
   Proceeds from long-term debt plus related Warrants and accrued
     interest.....................................................      4,500,000      10,980,647       9,269,198
   Principal payments on long-term debt ..........................     (1,140,825)     (1,166,238)       (854,516)
                                                                     -------------   -------------   -------------
           Net cash provided by financing activities .............     10,067,212      41,839,681      32,056,808
                                                                     -------------   -------------   -------------
 Net increase (decrease) in cash .................................     (5,075,265)      8,562,736        (593,301)
 CASH AND CASH EQUIVALENTS, beginning of year ....................     13,032,307       4,469,571       5,062,872
                                                                     -------------   -------------   -------------
 CASH AND CASH EQUIVALENTS, end of period ........................   $  7,957,042    $ 13,032,307    $  4,469,571
                                                                     =============   =============   =============
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: ...............
   Cash paid during the period for: ..............................
      Interest ...................................................   $    315,833    $  1,323,459    $    466,764
      Corporate franchise and income taxes .......................        220,800         118,690         277,198
      Non-cash financing transactions: ...........................
      Conversion of Senior Subordinated Debt to Series C Preferred             --       3,183,210              --
      Conversion of Warrants to Series C Preferred ...............             --         429,865              --
      Conversion of Senior Notes .................................   $  4,520,004              --              --

  The accompanying notes are an integral part of these consolidated statements.

                                   COSI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 29, 2003

1. DESCRIPTION AND ORGANIZATION OF BUSINESS

      Cosi, Inc. and subsidiaries (the "Company" or "Cosi") engages in the business of operating restaurants, which sell high-quality sandwiches, salads and coffees along with a variety of coffee beverages, teas, baked goods and alcoholic beverages. As of December 29, 2003, the Company had 89 restaurants in operation in Connecticut, New York, the District of Columbia, Pennsylvania, Maryland, Massachusetts, Virginia, Illinois, New Jersey, Michigan, Ohio and Wisconsin.

      For the fiscal year ended December 29, 2003 the Company had losses of approximately $26.6 million, and at December 29, 2003 had cash of approximately $8.0 million and negative working capital of approximately $3.8 million. During 2003, the Company made significant changes to its senior management team in order to execute a new business plan. The Company's strategy is to improve store cash flows by streamlining operating costs, without an increase in general an administrative expenses. The Company also intends to begin a franchising program. In addition, over the past year the Company has systematically reviewed results by restaurants and have closed underperforming restaurants to conserve resources in order to remain competitive.

      The Company plans to fund the operations, maintenance and growth of its restaurants primarily through cash provided by the rights offering the Company completed in December 2003 and internally generated cash flows produced by its existing restaurants. The Company's cash resources, and therefore its liquidity, are highly dependent upon the level of internally generated cash from operations and upon future financing transactions. If cash flows from the Company's existing restaurants or cash flow from new restaurants that it may open do not meet our expectations or are otherwise insufficient to satisfy the Company's cash needs or expansion plans, the Company may have to seek additional financing from external sources to continue funding its operations, close underperforming restaurants or reduce or cease its plans to open or franchise new restaurants. The Company cannot predict whether such financing will be available on terms acceptable to it, or at all. The Company anticipates that its current cash balances and expected internally generated cash flows will be sufficient to fund the Company's cash requirements for the next twelve months.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      FISCAL YEAR END

      The Company's fiscal year end ends on the Monday closest to December 31. Fiscal years 2003, 2002, and 2001 ended on December 29, 2003, December 30, 2002, and January 1, 2001, respectively. Fiscal 2003, 2002 and 2001 each contained 52 weeks.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

      CASH AND CASH EQUIVALENTS

      The Company considers all short-term liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 30, 2002, $9.4 million was invested primarily in commercial paper and money market accounts and is classified as cash and cash equivalents in the accompanying consolidated balance sheets. At December 31, 2003, all of the Company's cash balances were in operating accounts.

      CONCENTRATIONS OF CREDIT RISKS

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and accounts receivable. The Company places its cash deposits in FDIC insured financial institutions, commercial paper and money market funds. Cash deposits may exceed FDIC insured levels from time to time.

      The Company's accounts receivables consist principally of receivables from trade or "house" accounts representing corporate customers, as well as amounts due from certain landlords for tenant improvement reimbursements. The Company has established credit procedures and analyses to control the granting of credit to customers.

      ACCOUNTS RECEIVABLE

      Accounts receivable is stated at net realizable value. When collection is in doubt, the account is reserved for.

      INVENTORY

      Inventory is stated at the lower of cost "First In, First Out" method or market, and consists principally of whole bean coffee, liquor, sandwich ingredients and packaging and related food supplies.

Property, Equipment and Leasehold Improvements

      Property, equipment and leasehold improvements are stated at cost and include improvements and costs incurred in the development and construction of new restaurants and remodels, equipment and leasehold improvements. Depreciation is computed using the straight-line method over estimated useful lives, which range from two to fifteen years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the related leases. Repair and maintenance costs that are deemed to extend the useful life of the asset and which are greater than $1,000 are capitalized.

Restaurant Impairment Charges

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", and APB Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The Company adopted the provisions of this statement beginning in fiscal 2002. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations. In accordance with SFAS 144 and previously under SFAS 121, impairment losses are recorded on long-lived assets on a restaurant by restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. The Company has identified certain units that have been impaired, and recorded charges of approximately $7.2 million (related to fourteen restaurants, including $0.3 million for one restaurant damaged in the events of September 11, 2001 -- See Note 15), $1.1 million (related to two restaurants) and $8.5 million (related to 15 restaurants), in the statements of operations for fiscal years 2001, 2002 and 2003, respectively. The Company determines whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determines the impairment charge based on discounted cash flows for the same period.

Intangibles, Security Deposits and Other Assets

      Intangibles and other assets consist of expenditures associated with obtaining liquor licenses, trademarks and logos. Liquor licenses are stated at cost which, in the aggregate, is not in excess of market. Security deposits primarily consist of deposits placed on leased locations. Amortization expense related to intangibles and other assets amounted to approximately $9,400 for fiscal year 2001. Due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (see note 5) no amortization expense was recorded in fiscal 2002.

      The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable in accordance with SFAS 142. For the year ended December 29, 2003, management determined that certain trademarks and liquor licenses had been impaired, resulting in a charge of $0.6 million, which is included in general and administrative expense in the accompanying statement of operations.

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

Fair Value of Financial Instruments

      The Company accounts for financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The carrying value of all financial instruments reflected in the accompanying balance sheet approximates fair value at December 29, 2003, December 30, 2002 and December 31, 2001.

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

                                                             2003            2002             2001
                                                        -------------   -------------   -------------
Net loss attributable to common stock - as reported     $(26,649,198)   $(29,064,691)   $(42,101,428)
Stock based compensation included in the                      93,246              --              --
   determination of net loss, as reported............
Stock based compensation determined under SFAS 123 ..     (1,229,491)     (1,952,266)     (1,377,415)
Net loss attributable to common stock -Pro forma ....    (27,785,443)    (31,016,957)    (43,478,843)
Net loss per common share-- Basic and Diluted:
   As reported ......................................   $      (1.54)   $      (5.04)   $      (9.34)
                                                        =============   =============   =============
   Pro forma ........................................   $      (1.61)   $      (5.38)   $      (9.64)
                                                        =============   =============   =============

Pursuant to a stock option repricing approved by shareholders, on December 29, 2003, 1,364,326 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per share. In accordance with APB 25, these option are subject to variable accounting which may result in material charges.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

       Fiscal Year Ended            2003     2002     2001
                                  -------  -------  -------
Expected volatility ...........       40%  40% (a)       --
Average expected option life ..   5 years  5 years  5 years
Average risk-free interest rate     4.01%    4.11%    4.57%
Dividend yield ................        0%       0%        0%

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

Advertising Costs

      Advertising costs are expensed as incurred and approximated $173,000, $110,000 and $141,000 for fiscal years 2003, 2002 and 2001, respectively.

Comprehensive Income

      The Company's operations did not give rise to items includable in comprehensive income that were not already in its net loss for fiscal years 2003, 2002 and 2001. Accordingly, the Company's comprehensive loss is the same as its net loss for all periods presented.

Recently Issued Accounting Pronouncements

      In April 2002, the FASB approved SFAS 145, "Rescission of FASB Statements No. 4, 44 and 54, Amendment of SFAS 13, and Technical Corrections." SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have a material impact on our financial statements.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant impact on the Company's financial position and results of operations.

      In November 2002, the FASB's Emerging Issues Task Force (EITF) discussed Issue 02-16 (EITF 02-16), "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor". Issue 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. This Issue is effective for new arrangements entered into after December 15, 2002. The Company adopted the provisions of Issue 02-16 at the beginning of fiscal year 2003 for all prospective agreements with effective dates after January 1, 2003 and the adoption did not have a material impact on the results of operations or financial position as these type of agreements were previously accounted for in a similar manner.

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

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. In October 2003, FASB deferred the effective date for applying the provisions of FIN 46 provided that conditions are met. FIN 46 will now be effective March 31, 2004 for the entities that are not special purpose entities. The Company does not expect FIN 46 to have a material impact on our financial statements.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 rescinds portions of SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 did not have a material impact on the Company's consolidated financial position or results of operations.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

3. Accounts Receivable, net

Accounts receivable, net, consists of the following:

                                         December 29,   December 30,
                                             2003            2002
                                         ------------   ------------
Accounts receivable, trade ..........      $605,103       $616,411
Reimbursements due from landlords ...       189,715        823,100
Other ...............................       206,683        304,144
                                         ------------   ------------
                                          1,001,501      1,743,655
                                         ------------   ------------
Less: allowance for doubtful accounts      (393,056)      (232,129)
Accounts receivable .................      $608,445     $1,511,526
                                         ============   ============

At December 30, 2002 one landlord reimbursement represented 27% of total reimbursements due from landlords.

4. Property, Equipment and Leasehold Improvements

      Property, equipment and leasehold improvements consist of the following:

                                         December 29,    December 30,
                                             2003            2002
                                         ------------    ------------
Leasehold improvements ...........       $32,978,765     $36,297,351
Furniture and fixtures ...........         9,139,599       9,499,929
Restaurant equipment .............        13,172,940      13,000,904
Computer and telephone equipment .         7,862,454       7,962,204
Construction in progress .........           126,092       1,063,823
                                          63,279,850      67,824,211
                                         ------------    ------------
Less: accumulated depreciation and       (29,705,805)    (22,068,892)
   amortization...................
                                         $33,574,045     $45,755,319
                                        ============    ============

      Depreciation and amortization expense for fiscal years 2003, 2002 and 2001 was $7,656,651, $5,851,207 and $6,680,585, respectively.

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

      In accordance with SFAS 142, the effect of this change is reflected prospectively. The following table reflects consolidated results of operations adjusted as though the adoption of SFAS 141 and 142 occurred as of January 2, 2001:

                                                Year Ended
                               ---------------------------------------------
                                December 29,    December 30,    December 31,
                                   2003             2002            2001
                               -------------   -------------   -------------
Net loss:
As reported ................   $(26,649,198)   $(20,871,051)   $(35,423,343)
Indefinite-lived intangibles              -               -           9,400
   amortization.............
                               -------------   -------------   -------------
As adjusted ................   $(26,649,198)   $(20,871,051)   $(35,413,943)
                               =============   =============   =============

      Intangible assets consist of the following, and are included in Intangibles, Security Deposits and Other Assets, net:

                                 December 29,   December 30,
                                     2003            2002
                                 ------------   ------------
Liquor Licenses.............       $749,918      $  903,806
Trademarks .................        195,865         459,339
                                 ------------   ------------
                                   $945,783      $1,363,145
                                 ============   ============

      As discussed in Note 1, the company recorded an impairment charge of $0.6 million during the year ended December 29, 2003.

6. Accrued Liabilities

Accrued liabilities consist of the following:

                                               December 29,   December 30,
                                                  2003           2002
                                               ------------   ------------
Payroll and related benefits and taxes ......   $1,756,185     $1,521,208
Professional and legal costs ................      407,273        436,993
Taxes payable ...............................      816,184        825,331
Severance ...................................    1,485,377              -
Other .......................................    2,693,343     $3,138,876
                                               ------------   ------------
Total .......................................   $7,158,362     $5,922,408
                                               ============   ============

7. Long-Term Debt

Notes Payable

      The Company maintains a credit facility in the original amount of $3 million under a Master Loan and Security Agreement dated October 28, 1999 (the "Equipment Loan Credit Facility"). The proceeds are required to be used for the purchases of equipment. Borrowings are secured by the equipment purchased. Each borrowing under the Equipment Loan Credit Facility is payable over 36 months and the interest rate is determined at the time of the borrowing. Warrants to purchase shares of common stock were issued in connection with the Credit Facility. The warrants entitle the holder to acquire 8,068 shares of the Company's common stock for $14.875 per share. As of December 30, 2002, there were two notes payable outstanding under the Equipment Loan Credit Facility. One of the notes with the remaining principal amount of $113,738 was satisfied in full on September 1, 2003 according to the terms of the note. As of December 29, 2003, $90,744 was still outstanding under the facility.

      The Company has an outstanding note payable of approximately $105,000. The note is due March 2007 and requires monthly payments of $3,097, which commenced in May 1998, and accrues interest at a rate of 10% per year.

      In 2001 the Company entered into a settlement agreement involving a trademark dispute. Under that agreement, the Company is obligated to make annual payments of $25,000 per year through 2011. The present value of those future payments is included in Notes Payable on the accompanying balance sheets.

      In April 2003, the Company borrowed the full amount of a $3 million line of credit (the "$3 Million Note") from a bank to be used for general corporate purposes. The $3 Million Note carried interest at 75 basis points over Bank of America's prime lending rate and was secured by all of the Company's tangible and intangible property, other than equipment pledged to secure its equipment loan credit facility. The Company paid the bank fees and expenses of approximately $22,000 upon funding of the loan in April 2003. The $3 Million Note was guaranteed, jointly and severally, by Eric J. Gleacher, one of the Company's stockholders and formerly a director; Charles G. Phillips, one of its stockholders, and an entity related to ZAM Holdings L.P., the Company's largest stockholder (together, "the Guarantors"). On October 30, 2003, the bank assigned the note to the Guarantors or their designees and the maturity date was extended to December 31, 2004. In connection with the Company's rights offering, the $3 Million Note was converted into shares of common stock at the option of the holders, at a conversion price equal to $1.50.

      On August 5 and 6, 2003, the Company issued senior secured promissory notes with an aggregate principal amount of $1.5 million to Eric J. Gleacher, Charles G. Phillips and ZAM Holdings, L.P. (collectively the "$1.5 Million Note"). In connection with the Company's rights offering, each of the holders converted their pro-rata share of the outstanding principal amount of the $1.5 Million Note plus accrued and unpaid interest into shares of common stock at a conversion price equal $1.50 per share.

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

      Maturities of long-term debt during the next five fiscal years and thereafter are as follows (As of December 29, 2003):

2004 .............................   $ 160,673
2005 .............................      62,769
2006 .............................      52,861
2007 .............................      29,151
Thereafter .......................      82,803
                                     ---------
                                     $ 388,257
Less: Current maturities ..........   (160,673)
                                     ---------
Long-term debt, net ..............   $ 227,584

8. Capital Lease Obligations

      At December 29, 2003, the Company is obligated under capital leases for certain restaurant equipment with an original cost of $2,019,144. The leases expire at various dates through 2004 with a remaining principal balance of $2,917.

9. Income Taxes

      Significant components of the Company's deferred tax assets are as follows:

                                             December 29,    December 30,
                                                 2003            2002
                                            ------------    ------------
Deferred tax assets:
   Net operating loss carryforward ......   $ 39,731,194    $ 30,851,620
   Deferred compensation ................      2,018,848       1,669,651
   Depreciation expense and Impairment of
     Long-Lived Assets ..................     11,117,205       8,837,192
   Lease termination accrual ............        823,228       2,451,461
   Allowance for doubtful accounts ......        145,431          85,888
   Contractual lease increases ..........      1,624,329       1,403,914
   Accrued expenses .....................        147,142         492,299
   Other assets .........................                          6,973
                                            ------------    ------------
       Total deferred tax assets ........     55,607,377      45,798,998
Valuation allowance .....................    (55,607,377)    (45,798,998)
                                            ------------    ------------
       Net deferred taxes ...............   $     --        $     --
                                            ============    ============

      As of December 29, 2003, the Company has Federal net operating tax loss carryforwards of approximately $107.9 million, which if not used, will expire through 2022. Utilization of the net operating losses may be subject to an annual limitation due to the change in ownership provisions of the Internal Revenue Code and similar state provisions. These annual limitations may result in the expiration of these net operating losses before their utilization. The Company has recorded a valuation allowance to offset the benefit associated with the deferred tax assets noted above due to the uncertainty of realizing the related benefits.

10. Capitalization

Change in Authorized Number of Shares

      On November 22, 2002, the Company amended its Certificate of Incorporation to increase its authorized capital stock from 45,673,947 shares to 140,000,000, of which 100,000,000 shares are Common Stock and 40,000,000 shares are Preferred Stock.

      On November 24, 2003, the Company's shareholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to effectuate a one-for five reverse stock split of the issued shares of the Company's common stock. The Board of Directors reserved the right, even after shareholder approval, to forego or postpone the filing of an amendment to the Amended and Restated Certificate of Incorporation to effect a reverse stock split if it determined that the action was not in the best interest of the Company and its stockholders. As of March 25, 2004, the Board of Directors has not effected the reverse split. If the reverse stock split is not effected prior to the Company's annual meeting to be held on May 17, 2003, the authority to file the amendment will expire.

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

Series B Convertible Preferred Stock

      Contemporaneously with the Series A Purchase Agreement, the Company issued 261,521 shares of Series B Convertible Preferred Stock (the "Series B Executive Stock") to certain officers of the Company in exchange for promissory notes aggregating $2,974,804 pursuant to the terms of an Executive Stock Agreement the "Executive Agreement". The promissory notes accrue interest at an annual rate of 5.75% and mature in 2005. These notes are included in stockholders' equity as notes receivable from stockholders. The Executive Agreement provided that shares of Series B vest at the rate of 25% per year or immediately upon a qualified public offering. During 1999, the officers converted the Series B Executive Stock into an equal number of shares of common stock subject to the same vesting provisions.

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

Common Stock Purchase Rights

      On November 18, 2002, the Board of Directors resolved to adopt a Shareholders' Rights Plan ("Rights Plan"). At that time the Board declared a dividend distribution of one right ("Right") for each share of common stock, $.01 par value per share of the Corporation on November 25, 2002, to shareholders of record on November 25, 2002. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of preferred stock of the Company designated as Series D Preferred Stock at a price of $100 per one one-hundredth of a share. The Board of Directors also resolved to amend its certificate of incorporation, to designate 1,000,000 shares of Series D Preferred Stock for such issuance.

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

Stock Purchase Warrants

      Warrants to purchase 2,184,561 shares of the Company's common stock were outstanding as of December 29, 2003; 78,752 of which have an exercise price of $.01 per share and expire from November 2006 to April 2008; 2,070,004 of which have an exercise price of $6.00 per share, became exercisable after August 16, 2003 and expire from August 2007 to November 2007; 33,279 of which have an exercise price of $8.50 per share and expire in November 2007; and 2,526 of which have an exercise price of $9.50 per share and expire in December 2006. 78,752 of these warrants provide for anti-dilution adjustments in the event of stock splits, stock dividends, sales by the Company of its stock at, or issuance of options or warrants containing an exercise price of, less than fair market value or merger, consolidation, recapitalization or similar transactions. All of the holders of these warrants are entitled to participate in any dividends declared upon shares of the Company's common stock (other than dividends payable solely in shares of common stock) as if these holders had fully exercised such warrants.

Restricted Stock

      On June 26, 2003, the Company entered into an employment agreement with William D. Forrest. Pursuant to the agreement, Mr. Forrest will serve as Executive Chairman for three years ending on March 31, 2006. In consideration for Mr. Forrest's service as the Company's Executive Chairman, on June 26, 2003, the Company issued to Mr. Forrest 1,156,407 shares of its authorized but unissued common stock, representing 5% of its outstanding common stock on a fully diluted basis (assuming all outstanding options and warrants are exercised). Pursuant to the December 29, 2003 completion of the rights offering, the Company issued an additional 522,064 shares to Mr. Forrest such that Mr. Forrest's ownership of Cosi, on a fully diluted basis, remained at 5%. Mr. Forrest's rights in the shares vest as follows: (i) 25% of the shares vested upon issuance; (ii) 25% of the shares will vest on April 1, 2004, provided the agreement is still in effect; and (iii) on the last day of each month, commencing with April 2004, and ending on March 2006, 2.08% of the shares will vest, and an additional .08% of the shares will vest on March 31, 2006, provided that at the end of each month the agreement is still in effect. All shares not vested will fully vest upon the termination of this agreement by Cosi without cause (as defined in the agreement), or upon a change of control (as defined in the agreement). If Mr. Forrest is terminated by the Company for cause (as defined in the agreement), all unvested shares will be forfeited. Mr. Forrest agreed that, during the term of the agreement and for a period of 12 months thereafter, he will not compete with the Company or solicit its employees. The value of Mr. Forrest's shares, based on the closing price of the Company's common stock on the date of the grant, was $2,729,439, which was recorded as deferred stock compensation within stockholder's equity. Amortization of deferred stock compensation expense of $893,668 for fiscal year ended December 29, 2003 is included in general and administrative expenses in the accompanying consolidated statements of operations. The remaining balance is being amortized as stock compensation expense evenly over the remaining life of Mr. Forrest's employment.

11. Initial Public Offering

      On November 22, 2002, the Company completed an initial public offering of its common stock, issuing 5,555,556 shares at $7.00 per share. Concurrently, all outstanding shares of Series A and Series C preferred stock were converted to common stock, and all of the Company's outstanding obligations under its Senior Subordinated and Senior Secured Debt agreements were repaid, and the Company's Senior Secured Credit Facility was terminated (See Note 7). In connection with the repayment of the Senior Subordinated and Senior Secured debt, and the termination of the Senior Secured credit facility, all unaccreted debt discount, and unamortized deferred financing charges were written off, and a loss on early extinguishment of debt of approximately $5.1 million was recorded. The total net proceeds of the offering, net of offering expenses of approximately $6.1 million including underwriter's discount were approximately $32.8 million.

12. Rights Offering

      On December 29, 2003, the Company consummated a rights offering. Cosi raised an aggregate of approximately $7.5 million in new cash from the sale of common stock in connection with the rights offering and pursuant to an investment agreement among us and certain investors that was approved by our stockholders at our 2003 Annual Meeting. The Company issued approximately 3.6 million shares of common stock pursuant to the rights offering. In addition, the Company issued approximately 1.4 million shares of common stock pursuant to the investment agreement and approximately 3.0 million shares of common stock pursuant to the conversion of $4.5 million of senior secured notes held by certain of the parties to the investment agreement in connection with the rights offering. In January 2004, pursuant to the investment agreement, a shareholder purchased an additional 693,963 shares for approximately $1.0 million.

13. Stock Option Plans

      The Company has several stock option plans that provide for the granting of incentive and nonqualified stock options to participants, employees and non-employee directors, to acquire Common Stock.

      There are approximately 10 million shares of Common Stock reserved for issuance under the Plans. Grants have been made at fair market value (as determined by the Board of Directors prior to the Company's initial public offering) and generally vest over a period of five years and expire ten years from the date of the grant. The Board of Directors approves vesting terms on an individual basis. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

      Activity with respect to the Company's stock option plans for the years ended December 31, 2001, December 30, 2002, and December 29, 2003 was as follows:

                                      Weighted
                                       Average
                                      Number of   Range of Exercise  Exercise
                                       Options         Price           Price
                                     ----------   -----------------  --------
Balance as of January 1, 2001 ....    2,104,165    $1.56 - $18.81      $9.62
   Granted .......................    1,377,234            $12.25     $12.25
   Exercised .....................       (5,349)   $5.30 - $12.25      $7.31
   Canceled/Expired ..............     (210,445)   $8.93 - $12.25     $11.93
                                     ----------
Balance as of December 31, 2001 ..    3,265,605    $1.56 - $18.81     $10.59
   Granted .......................      501,518    $6.00 - $12.25     $10.40
   Exercised .....................      (32,142)           $10.94     $10.94
   Canceled/Expired ..............     (328,649)   $6.11 - $12.25     $12.09
                                     ----------
Balance as of December 30, 2002 ..    3,406,332    $1.56 - $18.81     $10.41
   Granted .......................    2,845,689    $1.36 -  $7.00      $2.13
   Exercised .....................            -                 -          -
   Canceled/Expired ..............   (1,841,182)   $1.36 - $12.25      $8.72
                                     ----------
Balance as of December 29, 2003 ..    4,410,839    $1.36 - $12.25      $5.68
                                     ==========

      There were approximately 1.9 million, 1.8 million and 1.5 million options exercisable under the Plans as of December 29, 2003, December 30, 2002 and December 31, 2001, respectively.

      Summarized information about the Company's stock options outstanding and exercisable at December 29, 2003 is as follows:

                                            Outstanding                            Exercisable
------------------------      ----------------------------------------     -------------------------
     Exercise Price                          Remaining         Average                       Average
         Range                 Options      Average Life        Price       Options           Price
------------------------      ---------     ------------       -------     ---------         -------
$1.36 - 2.02............      1,198,359      8.6 years          $1.76        396,234          $1.68
$2.09 - 2.57............      1,380,989      7.6 years          $2.25              -              -
$5.30 - 7.00............        262,253      4.3 years          $5.53        235,059          $5.46
$8.93 - 12.25...........      1,569,238      6.2 years         $11.72      1,222,657         $11.57

14. Defined Contribution Plan

      The Company has a 401(k) Plan (the "Plan") for all qualified employees. The Plan provides for a matching employer contribution of twenty-five percent of up to four percent of the employees' deferred savings. The employer contributions vest over five years. The deferred amount cannot exceed fifteen percent of an individual participant's compensation in any calendar year. The Company's contribution to the Plan was $18,943, $35,380 and $26,115 for fiscal years 2003, 2002 and 2001, respectively.

15. Commitments and Contingencies

Commitments

      As of December 29, 2003 the Company is committed under lease agreements expiring through 2014 for occupancy of its retail restaurants and for office space at the following minimum annual rentals:

2004...............        $12,382,339
2005...............         12,634,296
2006...............         12,500,762
2007...............         12,361,879
2008...............         11,871,919
Thereafter.........         35,191,964

      Amounts shown are net of approximately $2.3 million of sublease rental income under non-cancellable subleases. Rental expense for the fiscal years ended 2003, 2002 and 2001 totaled $ 13,396,867 $10,434,766 and $9,096,207, respectively. Certain lease agreements have renewal options ranging from 3 years to 15 years. In addition, certain leases obligate the Company to pay additional rent if restaurant sales reach certain minimum levels (percentage rent). Amounts incurred under these additional rent provisions were $281,290, $217,075 and $168,451 for fiscal years 2003, 2002 and 2001, respectively.

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

      As of December 29, 2003, the Company had outstanding approximately $229,000 in standby letters of credit, which were given as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks. Such deposits are not available for withdrawal, amounted to approximately $229,000 at December 29, 2003 and are included as a component of

Intangible, Security Deposits and Other Assets in the accompanying consolidated balance sheet.

      In fiscal 2001, the Company recorded a provision of approximately $6,411,000 respectively, and in 2002 the Company recorded a credit of approximately $1,165,000, relating to lease commitments for restaurants the Company has closed or is committed to close. During fiscal 2002, the Company made cash payments totaling approximately $411,000 for those restaurants' leases. During fiscal 2003, the Company recognized $4.5 million of lease termination income related to the reversal of certain lease termination accruals where the Company was able to exit the lease on a more favorable basis than previously anticipated, which was partially offset by charges of $1.1 million for stores closed in 2003 resulting in a net reversal of $3.4 million. In addition, the Company made cash payments of $1.0 million during 2003 related to the lease termination accrual.

      As of December 29, 2003, future minimum lease payments related to restaurants that have been closed or are committed to be closed is approximately $4.3 million, with remaining lease terms ranging from 6 to 12 years. For each of these retail locations, a lease termination reserve has been established based upon management's estimate of the cost to exit the lease.

      Other liabilities in the accompanying consolidated balance sheet as of December 29, 2003 include $2,224,940 in accrued lease termination costs (including a current portion of $484,491), $4,390,081 in accrued contractual lease increases and the long-term portion of the severance accrual of $394,975. Other liabilities as of December 30, 2002 include $6,625,570 in accrued lease termination costs (including a current portion of $671,601) and $3,794,354 in accrued contractual lease increases.

Purchase Commitment

      During fiscal year 1999, the Company entered into an exclusive coffee supply agreement with an unrelated third party ("Supplier"). The agreement calls for minimum purchases, in terms of both quantity and price, to be made by the Company of coffee beans and related products. The agreement is in effect through December 2003 but may be terminated by the Company or the Supplier provided 180 days notice is given in advance of such termination. The Company was obligated to purchase approximately $1.1 million of roasted coffee by fiscal year end 2003 under the terms of that agreement. In 2004, the Company renewed the purchase agreement with the Supplier and is obligated to purchase approximately 75,000 pounds per quarter of coffee beans and related products for the next six quarters but the agreement may be terminated by the Company or the Supplier provided 180 days notice is given in advance of such termination.

      During fiscal year 2002, the Company entered into a long-term beverage marketing agreement with the Coca-Cola Company. Under the agreement, the Company is obligated to purchase approximately 2.0 million gallons of fountain syrups at the then-current annually published national chain account prices.

      Currently, the company does not have any long-term contracts with its suppliers. However, the Company does have a contract with Maines Paper and Food Service as the broadline distributor that expires in January 2005.

Self-Insurance

      The Company has a self-insured group health insurance plan. The Company is responsible for all covered claims to a maximum liability of $100,000 per participant during a plan year. Benefits paid in excess of $100,000 are reimbursed to the plan under the Company's stop loss policy. In addition, the Company also has an aggregate stop loss policy whereby the Company's liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years' claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. Group health insurance expense for the fiscal years 2003, 2002 and 2001 was approximately $1,316,000, $1,108,000 and $968,000, respectively.

Litigation

      The Company has been named as a defendant in several purported class action complaints (see Note 19).

Employment Agreements

      During fiscal 2002, the Company entered into employment agreements with certain officers and employees. The term of each agreement was for three years with each agreement expiring in 2005. The Company's aggregate remaining obligations under these employment agreements in connection with the employee severance charge (see Note 18), was approximately $1.2 million as of December 30, 2002.

16. Related Party Transactions

      The Company incurs fees with a legal firm, a partner of which is an owner of less than 0.5% of the Company's equity securities, and is also the father of the Company's former interim President and Chief Executive Officer. This firm provides legal services on behalf of the Company, which amounted to approximately $1,161,834, $575,000 and $71,000 for the fiscal years 2003, 2002 and 2001. Furthermore, prior to February 2003, the Company engaged London Misher Public Relations, Inc., a public relations firm that is partially owned by the wife of the Company's former Chief Executive Officer. This firm provided the Company with public relations services, for which the firm was paid approximately $235,000, $146,000 and $67,000 for fiscal years 2002, 2001 and 2000, respectively. The relationship with this firm has been terminated. Management of the Company believes that these related party transactions were effected on a basis that approximates fair market value. Subsequent to December 30, 2002 the relationship with the public relations firm has been terminated.

17. Effect of the Events of September 11, 2001

      As a result of the events of September 11, 2001, a Company owned restaurant location and a kiosk that had operated in the World Trade Center in New York City were destroyed. Additionally, due to its proximity to the World Trade Center, another restaurant in the World Financial Center was closed after the attacks and was reopened in September 2002. The Company and its insurer, and its insurance broker are in disagreement over the amount of insurance coverage for these locations. Consequently, approximately $1.3 million has been included in the 2001 provisions for asset impairments and disposals. The loss is net of approximately $1.0 million received by the Company from property and casualty insurance. During fiscal 2002 the Company received $320,000 for business interruption insurance claims that has been recorded as other income in the accompanying statement of operations. Any future amounts received will be recognized in income when received, or earlier, if the Company is notified of the amount of claims approved by its insurers.

18. Employee Severance Charge

      During fiscal 2003, the Company reduced its executive, general and administrative staffing and recorded a charge of approximately $3.6 million included within general and administrative expense in the accompanying statement of operations. These reductions were primarily due to a change in the Company's growth plans and in the Company's executive management. During 2003, payments of approximately $1.7 million were made leaving an accrual of approximately $1.9 million at December 29, 2003.

19. Legal Proceedings

      From time to time, Cosi is a defendant in litigation arising in the ordinary course of our business, including claims resulting from "slip and fall" accidents, claims under federal and state laws governing access to public accommodations, employment related claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. To date, none of such litigation, some of which is covered by insurance, has had a material adverse effect on Cosi's consolidated financial position, results of operations or cash flows.

      On February 5, 2003, a purported shareholder class action complaint was filed in the United States District Court for the Southern District of New York (the "Court"), alleging that Cosi and various of our officers and directors and the underwriter of our IPO violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by misstating, and by failing to disclose, certain financial and other business information (Sheel Mohnot v. Cosi, Inc., et al., No. 03 CV 812). At least eight additional class action complaints with substantially similar allegations were later filed. These actions have been consolidated in In re Cosi, Inc. Securities Litigation (collectively, the "Securities Act Litigation"). On July 7, 2003, lead plaintiffs filed a Consolidated Amended Complaint, alleging on behalf of a purported class of purchasers of Cosi's stock allegedly traceable to the Company's November 22, 2002 IPO, that at the time of the IPO, the Company's offering materials failed to disclose that the funds raised through the IPO would be insufficient to implement Cosi's expansion plan; that it was improbable that the Company would be able to open 53 to 59 new restaurants in 2003; that at the time of the IPO, Cosi had negative working capital and therefore did not have available working capital to repay certain debts; and that the principal purpose for going forward with the IPO was to repay certain existing shareholders and members of the Board of Directors for certain debts and to operate the Company's existing restaurants.

      The plaintiffs in the Securities Act Litigation generally seek to recover recessionary damages, expert fees, attorneys' fees, costs of Court and pre- and post-judgment interest. The underwriter is seeking indemnification from the Company for any damages assessed against it in the Securities Act Litigation. On August 22, 2003, lead plaintiffs filed a Second Consolidated Amended Complaint, which was substantially similar to the Consolidated Amended Complaint. The Securities Act Litigation is at a preliminary stage, and the Company believes that it has meritorious defenses to these claims, and intend to vigorously defend against them.

      On September 22, 2003, defendants filed motions to dismiss the Second Consolidated Amended Complaint in the Securities Act Litigation. Plaintiffs filed their opposition to defendants' motions to dismiss on October 23, 2003. Defendants filed reply briefs on November 12, 2003.

      Cosi cannot predict what the outcome of these lawsuits will be. It is possible that the Company may be required to pay substantial damages or settlement costs in excess of the Company's insurance coverage, which could have a material adverse effect on Cosi's financial condition or results of operations. Cosi could also incur substantial legal costs, and management's attention and resources could be diverted from the business.

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULE

To the Board of Directors
Cosi, Inc.

      We have audited the consolidated financial statements of Cosi, Inc. as of December 29, 2003 and December 30, 2002, and for each of the three years in the period ended December 29, 2003, and have issued our report thereon dated March 18, 2004. (included elsewhere in this Annual Report on Form 10K) Our audits also included the financial statement Schedule II -- Valuation and Qualifying Accounts included in this Annual Report on Form 10K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ ERNST & YOUNG LLP

New York, New York
March 18, 2004

                                                                     SCHEDULE II

                           COSI, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  For the Three Years Ending December 29, 2003

                                    Balance at       Charged to          Charged to
                                    Beginning         Costs and        Other Accounts    Deductions         Balance at
       Description                  of Period         Expenses           (Describe)      (Describe)        End of Period
---------------------------         ----------       ----------        --------------    ----------        -------------
                                                                         (in $000s)
DECEMBER 31, 2001 .........
  Allowance for doubtful ..
     accounts receivable ..            367.0              3.6                --           (150.8)(a)            219.8
  Lease termination reserve          3,000.0          6,410.8                --         (1,209.1)(b)          8,201.7
DECEMBER 30, 2002 .........
  Allowance for doubtful ..
accounts ..................
     receivable ...........            219.8             27.0               ---            (14.7)(a)            232.1
  Lease termination reserve          8,201.7         (1,165.0)              ---           (411.1)(b)          6,625.6
DECEMBER 29, 2003 .........
  Allowance for doubtful ..
accounts ..................
     receivable ...........            232.1            202.4                --            (41.4)(a)            393.1
  Lease termination reserve          6,625.6         (3,391.3)               --         (1,009.4)(b)          2,224.9

NOTES:

(a)   Write-off of uncollectable accounts.

(b)   Payments to landlords and others for leases on closed stores.