Form 10-Q
period 2004-03-29
COSI INC
filed 2004-05-12
CIK 1171014

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q

(Mark one)

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 29, 2004

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

As of May 7, 2004, 30,514,954 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                                   COSI, INC.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets as of March 29, 2004 and December 29, 2003
(unaudited)

Consolidated Statements of Operations for the three months ended March 29, 2004, and March 31, 2003 (unaudited)

Consolidated Statements of Cash Flows for the three months ended March 29, 2004, and March 31, 2003 (unaudited)

Consolidated Statement of Stockholders' Equity for the three months ended March 29, 2004 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.     CONTROLS AND PROCEDURES

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

ITEM 5.     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                                   COSI, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except share information)

                                                                                                        MARCH 29,       DECEMBER 29,
                                                                                                          2004              2003
                                                                                                     --------------    -------------
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................................................................     $  3,151.7      $  7,957.0
  Accounts receivable, net of allowances of $294.5 and $393.1, respectively ........................          506.3           608.4
  Inventory ........................................................................................          933.2           982.9
  Prepaid expenses and other current assets ........................................................        1,507.4         1,436.0
                                                                                                         ----------      ----------
         Total current assets ......................................................................        6,098.6        10,984.4
PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net ................................................       32,019.5        33,574.0
 INTANGIBLES, SECURITY DEPOSITS AND OTHER ASSETS, net ..............................................        1,914.7         1,943.9
                                                                                                         ----------      ----------
         Total assets ..............................................................................     $ 40,032.8      $ 46,502.4
                                                                                                         ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .................................................................................     $  4,675.7      $  6,933.6
  Accrued liabilities ..............................................................................        6,562.7         7,158.4
  Current portion of other liabilities .............................................................          489.1           484.5
  Current portion of capital lease obligations .....................................................            2.2
                                                                                                                                2.9
  Current portion of long-term debt ................................................................          151.2           160.7
                                                                                                         ----------      ----------
         Total current liabilities .................................................................       11,880.9        14,740.0
OTHER LIABILITIES, net of current portion ..........................................................        5,411.2         6,525.5
LONG-TERM DEBT, net of current portion .............................................................          240.1           227.6
                                                                                                         ----------      ----------
         Total liabilities .........................................................................     $ 17,532.2      $ 21,493.1
                                                                                                         ==========      ==========

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock -- $.01 par value: 100,000,000 shares authorized,
    26,964,954 and 26,259,109 shares issued and outstanding, respectively ..........................          269.6           262.6
  Additional paid-in capital .......................................................................      206,613.9       203,075.4
  Deferred stock compensation ......................................................................       (1,436.5)       (1,835.8)
  Notes receivable from stockholders ...............................................................       (2,724.8)       (2,724.8)
  Accumulated deficit ..............................................................................     (180,221.6)     (173,768.2)
                                                                                                         ----------      ----------
         Total stockholders' equity ................................................................       22,500.6        25,009.2
                                                                                                         ----------      ----------
         Total liabilities, and stockholders' equity ...............................................     $ 40,032.8      $ 46,502.4
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

                                   COSI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                                                           THREE MONTHS ENDED
                                                                                                     -------------------------------
                                                                                                      MARCH 29,           MARCH 31,
                                                                                                        2004               2003
                                                                                                     -----------       -------------

NET SALES ....................................................................................        $ 24,917.2         $ 25,654.4
COST OF SALES:
  Cost of goods sold .........................................................................           6,495.6            7,316.5
  Restaurant operating expenses ..............................................................          16,112.8           16,801.2
                                                                                                      ----------         ----------
        TOTAL COST OF SALES ..................................................................          22,608.4           24,117.7
GENERAL AND ADMINISTRATIVE EXPENSE ...........................................................           4,263.5            7,925.2
STOCK COMPENSATION EXPENSES (1) ..............................................................           2,981.1               --
DEPRECIATION AND AMORTIZATION ................................................................           1,701.3            1,958.6
RESTAURANT PRE-OPENING EXPENSES ..............................................................              59.4              349.1
PROVISION FOR LOSSES ON ASSET IMPAIRMENTS
   AND DISPOSALS .............................................................................             474.4            2,568.0
LEASE TERMINATION COSTS ......................................................................            (702.3)             257.1
                                                                                                      ----------         ----------

        Operating loss .......................................................................          (6,468.6)         (11,521.3)
INTEREST INCOME ..............................................................................              14.7               25.2
INTEREST EXPENSE .............................................................................              (3.1)             (47.0)
OTHER INCOME (EXPENSE) .......................................................................               3.6              (25.0)
                                                                                                      ----------         ----------
        NET LOSS .............................................................................        $ (6,453.4)        $(11,568.1)
                                                                                                      ==========         ==========
PER SHARE DATA:
  Net Loss Per Share:
    Basic and diluted ........................................................................        $    (0.24)        $    (0.70)
  Weighted Average Common Shares Outstanding: (in
    thousands) ...............................................................................          26,949.2           16,573.8


(1) Allocation of stock compensation expenses:


                                                                                                           THREE MONTHS ENDED
                                                                                                     -------------------------------
                                                                                                      MARCH 29,           MARCH 31,
                                                                                                        2004               2003
                                                                                                     -----------       -------------
RESTAURANT OPERATING EXPENSES ................................................................        $    334.1         $     --
GENERAL AND ADMINISTRATIVE EXPENSES ..........................................................           2,647.0               --
                                                                                                      ----------         ----------
STOCK COMPENSATION EXPENSE ...................................................................        $  2,981.1         $     --



 The accompanying notes are an integral part of these consolidated statements.

                                   COSI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                                              THREE MONTHS ENDED
                                                                                                           MARCH 29,      MARCH 31,
                                                                                                             2004            2003
                                                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................................................................     $(6,453.4)    $(11,568.1)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ....................................................................       1,701.3        1,958.6
    Amortization of deferred financing costs .........................................................          --             25.0
    Non-cash portion of asset impairments and disposals ..............................................         360.5        2,051.9
    (Recovery) Provision for bad debts ...............................................................          66.8            9.0
    Stock compensation expense .......................................................................       2,981.1           --
    Non-cash employee severance cost .................................................................          --             43.1
    Changes in operating assets and liabilities:
      Accounts receivable ............................................................................         169.0           21.0
      Inventory ......................................................................................          49.6           26.8
      Other assets ...................................................................................          29.4         (245.8)
      Accounts payable ...............................................................................      (2,257.9)      (2,535.3)
      Accrued liabilities ............................................................................        (911.5)       3,692.1
      Accrued contractual lease increases ............................................................         113.5          123.4
      Prepaid expenses and other current assets ......................................................         (71.3)         279.7
      Lease termination accrual ......................................................................        (895.0)           0.2
                                                                                                           ---------      ---------
        Net cash used in operating activities ........................................................      (5,251.5)      (6,118.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment and leasehold improvements ........................................        (507.3)      (3,172.4)
  Return of security deposits ........................................................................          --            109.2
                                                                                                                          ---------
        Net cash used in investing activities ........................................................        (507.3)      (3,063.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .............................................................         963.7           --
  Principal payments on capital lease obligations ....................................................          (0.7)         (55.4)
  Principal payments on long-term debt ...............................................................          (9.5)        (184.4)
                                                                                                           ---------      ---------
        Net cash provided by (used in) financing activities ..........................................         953.5         (239.8)
                                                                                                           ---------      ---------
Net increase (decrease) in cash ......................................................................      (4,805.3)      (9,421.4)
CASH AND CASH EQUIVALENTS, beginning of year .........................................................       7,957.0       13,032.3
                                                                                                           ---------      ---------
CASH AND CASH EQUIVALENTS, end of period .............................................................     $ 3,151.7      $ 3,610.9
                                                                                                           =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest .........................................................................................     $    14.5      $    47.0
    Corporate franchise and income taxes .............................................................         128.1           40.8

 The accompanying notes are an integral part of these consolidated statements.

                                   COSI, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      For Three Months Ended March 29, 2004
                                   (unaudited)
                    (in thousands, except share information)

                                                 Common Stock
                                       ------------------------------------
                                                                                              Notes
                                                                 Additional                 Receivable
                                       Number of                  Paid In       Deferred       from      Accumulated
                                        Shares        Amount      Capital    Compensation  Stockholders    Deficit         Total
                                       ----------   ----------   ----------- ------------  ------------   ----------    ----------
BALANCE, December 29, 2003 .........   26,259,109   $    262.6   $203,075.4   $ (1,835.8)   $ (2,724.8)  $(173,768.2)   $ 25,009.2
Stock Compensation .................         --           --        2,581.8        399.3          --            --         2,981.1
Exercise of Warrants ...............        1,083         --           --           --            --            --            --
Issuance of Common Stock ...........      704,762          7.0        956.7         --            --            --           963.7
Net Loss ...........................         --           --           --           --            --        (6,453.4)     (6,453.4)
                                       ----------   ----------   ----------   ----------    ----------    ----------    ----------
BALANCE, March 29, 2004 ............   26,964,954   $    269.6   $206,613.9   $ (1,436.5)   $ (2,724.8)  $(180,221.6)   $ 22,500.6
                                       ==========   ==========   ==========   ==========    ==========    ==========    ==========

Notes to Consolidated Financial Statements (unaudited)

March 29, 2004

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cosi, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period ended March 29, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2005.

The balance sheet at December 29, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 2003.

NOTE B -- STOCK-BASED COMPENSATION

The Company complies with the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The provisions of SFAS 123 encourage entities to adopt a fair value based method of accounting for stock compensation plans; however, these provisions also permit the Company to continue to measure compensation costs under pre-existing accounting pronouncements. Pursuant to SFAS 123, the Company has elected to continue the accounting set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and to provide the necessary pro forma disclosures.


The following table illustrates the effect on net loss attributable to common stock and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                                                           THREE MONTHS ENDED
                                                                                                       -----------------------------
(IN 000'S, EXCEPT PER SHARE DATA)                                                                       MARCH 29,         MARCH 31,
                                                                                                          2004              2003
                                                                                                       -----------       -----------
  Net loss attributable to common stock - as reported ..........................................       $ (6,453.4)       $(11,568.1)
    Stock based compensation included in the
     determination of net loss, as reported ....................................................          2,581.8              43.1
    Stock based compensation determined under SFAS 123 .........................................           (527.3)           (450.7)
                                                                                                       ----------
  Net loss attributable to common stock - Pro forma ............................................       $ (4,398.9)       $(11,975.7)
Net loss per common share -- Basic and Diluted:
  As reported ..................................................................................       $    (0.24)       $    (0.70)
                                                                                                       ==========        ==========
  Pro forma ....................................................................................       $    (0.16)       $    (0.72)
                                                                                                       ==========        ==========

Pursuant to a stock option repricing approved by shareholders, on December 29, 2003, 1,246,164 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per share. In accordance with ABP 25, the Company has recorded an expense in the amount of approximately $2.6 million resulting from repriced options as of March 29, 2004. This expense is the result of an increase in the Company's stock price from $2.26, as of the date of the repricing, to a stock price of $5.87, as of the close of business on March 29, 2004. The Company may be required to record additional charges in the future, which may be material, depending upon the movement of the Company's stock price.

NOTE C -- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

                                                                                                        MARCH 29,       DECEMBER 29,
(IN 000'S)                                                                                                2004               2003
                                                                                                        ---------       ------------
Leasehold improvements .........................................................................        $33,064.8         $32,978.8
Furniture and fixtures .........................................................................          9,201.1           9,139.6
Restaurant equipment ...........................................................................         13,048.8          13,172.9
Computer and telephone equipment ...............................................................          8,061.3           7,862.5
Construction in progress .......................................................................             50.7             126.1
                                                                                                        ---------         ---------
                                                                                                         63,426.7          63,279.9
Less: accumulated depreciation and amortization ................................................        (31,407.2)        (29,705.8)
                                                                                                        ---------         ---------
                                                                                                        $32,019.5         $33,574.0
                                                                                                        =========         =========


RESTAURANT IMPAIRMENT CHARGES

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be disposed of", and APB Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. In accordance with SFAS 144 and previously under SFAS 121, impairment losses are recorded on long-lived assets on a restaurant by restaurant basis whenever impairment factors are determined to be present.
The Company considers a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. The Company determines whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determines the impairment charge based on discounted cash flows for the same period. In the first quarter of 2004, the Company identified one unit that has been impaired and recorded a charge of approximately $0.4 million. In the first quarter of 2003, the Company recorded an asset impairment charge of approximately $0.7 million related to two restaurants. In addition, the company recorded a charge of $0.1 million related to the write-down on the disposal of fixed assets in the first quarter of fiscal 2004. In the first quarter of fiscal 2003, the Company recorded a charge of $0.6 million to reflect the write-down of fixed assets associated with the closure of three underperforming restaurants, and also recorded a write-down of approximately $1.3 million to reflect the write-off of construction in progress on 25 restaurants, which were in the development pipeline, but had been cancelled.

NOTE D -- ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                                                          MARCH 29,     DECEMBER 29,
(IN 000'S)                                                                                                  2004            2003
                                                                                                          ---------     ------------
Payroll and related benefits and taxes ...........................................................         $1,429.0         $1,756.2
Professional and legal costs .....................................................................            405.3            407.3
Taxes payable ....................................................................................            542.5            816.2
Severance payable - current portion ..............................................................          1,238.6          1,485.4
Other ............................................................................................          2,947.3          2,693.3
                                                                                                           --------         --------
                                                                                                           $6,562.7         $7,158.4
                                                                                                           ========         ========


NOTE E - LONG-TERM DEBT

NOTES PAYABLE

The Company maintains a credit facility in the original amount of $3 million under a Master Loan and Security Agreement dated October 28, 1999 (the "Equipment Loan Credit Facility"). The proceeds are required to be used for the purchases of equipment. Borrowings are secured by the equipment purchased. Each borrowing under the Equipment Loan Credit Facility is payable over 36 months and the interest rate is determined at the time of the borrowing. Warrants to purchase shares of common stock were issued in connection with the Equipment Loan Credit Facility. The warrants entitle the holder to acquire 8,068 shares of the Company's common stock for $14.875 per share. One note with the remaining principal amount of $113,738 was satisfied in full on September 1, 2003 according to the terms of the note. As of March 29, 2004, $91,849 still remains outstanding under the facility.

The Company has an outstanding note payable of approximately $98,000. The note is due March 2007 and requires monthly payments of $3,097, which commenced in May 1998, and accrues interest at a rate of 10% per year.

In 2001, the Company entered into a settlement agreement involving a trademark dispute. Under that agreement, the Company is obligated to make annual payments of $25,000 per year through 2011. The present value of those future payments is included in Notes Payable on the accompanying balance sheets.


NOTE F - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except for per share data):

                                                                                                           THREE MONTHS ENDED
                                                                                                      ------------------------------
                                                                                                       MARCH 29,          MARCH 31,
(IN 000'S, EXCEPT PER SHARE DATA)                                                                        2004               2003
                                                                                                      -----------        -----------
Basic and Diluted:
Net loss attributable to common stock ........................................................        $ (6,453.4)        $(11,568.1)
Weighted average common shares outstanding ...................................................          26,949.2           16,573.8
Net loss per share ...........................................................................        $    (0.24)        $    (0.70)
                                                                                                      ==========         ==========


Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. In-the-money stock options and warrants to purchase and aggregate of 3,424,263 and 273,842 shares of common stock were outstanding at March 29, 2004 and March 31, 2003, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because the Company incurred a net loss in all periods presented and hence, the impact would be anti-dilutive.

NOTE G- LEASE TERMINATION CHARGES

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002. In the first quarter of 2004, the Company recognized $0.8 million of lease termination income related to the reversal of certain lease termination accruals deemed no longer required, which was partially offset by charges of $0.1 million resulting in a net reversal of approximately $0.7 million. In addition, payments of $0.1 million were made during the quarter.

The Company announced previously that the Board of Directors had concluded that the Company's financial performance would be strengthened by closing in an orderly fashion as many as thirteen of the Company's restaurants, three of which were closed in the first quarter of fiscal 2003, three of which were closed in the third quarter of fiscal 2003, two of which were closed in the fourth quarter of fiscal 2003 and one of which closed in the first quarter of fiscal 2004. Another store has shown dramatic improvement in sales and has been taken off the disposition list, leaving three stores on the list. Future closings are dependent on the Company's ability to improve operations in those stores and if unsuccessful to negotiate acceptable terms with its landlords to terminate the leases for those units, and on its ability to locate acceptable sub-tenants or assignees for the leases at those locations. Moreover, future closings may result in additional lease termination costs. There can be no assurances that the Company will be successful in negotiating terms that will enable it to close additional underperforming units.

NOTE H - CONTINGENCIES

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

The plaintiffs in the Securities Act Litigation generally seek to recover recessionary damages, expert fees, attorneys' fees, costs of Court and pre and post judgment interest. The underwriter is seeking indemnification from the Company for any damages assessed against it in the Securities Act Litigation. On August 22, 2003, lead plaintiffs filed a Second Consolidated Amended Complaint, which was substantially similar to the Consolidated Amended Complaint. The Securities Act Litigation is at a preliminary stage, and the Company believes that it has meritorious defenses to these claims, and intend to vigorously defend against them.

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

NOTE I - RESTRICTED STOCK

On June 26, 2003, the Company entered into an employment agreement with William
D. Forrest. Pursuant to the agreement, Mr. Forrest will serve as Executive Chairman for three years ending on March 31, 2006. In consideration for Mr. Forrest's service as the Company's Executive Chairman, on June 26, 2003, the Company issued to Mr. Forrest 1,156,407 shares of its authorized but unissued common stock, representing 5% of its outstanding common stock on a fully diluted basis (assuming all outstanding options and warrants are exercised). Pursuant to the December 29, 2003 completion of the rights offering, the Company issued an additional 522,064 shares to Mr. Forrest such that Mr. Forrest's ownership of Cosi, on a fully diluted basis, remained at 5%. Mr. Forrest's rights in the shares vest as follows: (i) 25% of the shares vested upon issuance; (ii) 25% of the shares vested on April 1, 2004,; and (iii) on the last day of each month, commencing with April 2004, and ending on March 2006, 2.08% of the shares will vest, and an additional .08% of the shares will vest on March 31, 2006, provided that at the end of each month the agreement is still in effect. All shares not vested will fully vest upon the termination of this agreement by Cosi without cause (as defined in the agreement), or upon a change of control (as defined in the agreement). If Mr. Forrest is terminated by the Company for cause (as defined in the agreement), all unvested shares will be forfeited. Mr. Forrest agreed that, during the term of the agreement and for a period of 12 months thereafter, he will not compete with the Company or solicit its employees. The value of Mr. Forrest's shares, based on the closing price of the Company's common stock on the dates of the grants, was $2,729,439, which was recorded as deferred stock compensation within stockholder's equity. Amortization of deferred stock compensation expense of approximately $399,300 for the quarter ending March 29, 2004 is included in stock compensation expense in the accompanying consolidated statements of operations. The remaining balance is being amortized as stock compensation expense evenly over the remaining life of Mr. Forrest's employment.

NOTE J - RIGHTS OFFERING

On December 29, 2003, the Company consummated a rights offering. Cosi raised an aggregate of approximately $7.5 million in new cash from the sale of common stock in connection with the rights offering and pursuant to an investment agreement among the Company and certain investors that was approved by the Company's stockholders at our 2003 Annual Meeting. The Company issued approximately 3.6 million shares of common stock pursuant to the rights offering. In addition, the Company issued approximately 1.4 million shares of common stock pursuant to the investment agreement and approximately 3.0 million shares of common stock pursuant to the conversion of $4.5 million of senior secured notes held by certain of the parties to the investment agreement in connection with the rights offering. In January 2004, pursuant to the investment agreement, LJCB Nominees Pty, Ltd. purchased an additional 693,963 shares for approximately $1.0 million.

NOTE K - MANAGEMENT

Effective February 9, 2004, Mr. William D. Forrest joined Cosi as its full-time Executive Chairman. In connection with his employment, Mr. Forrest was granted options to purchase 350,000 shares of the Company's common stock at a price of $2.85, the closing market price on February 9, 2004. Mr. Forrest's options vest at a rate of 87,500 shares at the date of the agreement, an additional 87,500 shares on February 9, 2005, and monthly vesting of 7,292 shares from February 2005 to January 2007.

NOTE L - SUBSEQUENT EVENTS

On April 30, 2004, the Company issued 3,550,000 shares of common stock pursuant to a private placement to a limited number of institutional investors at a price of $5.65 per share. This issuance provided the Company with gross proceeds of approximately $20.0 million. The cash proceeds from this private placement will be used for general corporate purposes including, the construction of new Cosi stores within select Federated locations, additional new store construction in 2005, and working capital.

On March 30, 2004, the Company announced a foodservice partnership with Federated Department Stores. In the initial phase of the agreement, Cosi plans to open 10 restaurants this summer and fall at some of the largest Macy's stores, including locations in Seattle, Atlanta, Miami and Memphis.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         OVERVIEW

         We own and operate 88 fast casual restaurants in eleven states and the District of Columbia. Cosi restaurants are all day cafes that feature signature bread and coffee products in an environment we adjust appropriately throughout the day. The majority of our restaurants offer breakfast, lunch, afternoon coffee, dinner and dessert menus.

         We operate our restaurants in two formats: Cosi and Cosi Downtown. The majority of our restaurants offer breakfast, lunch and afternoon coffee in a counter service format. Cosi Downtown restaurants, which are located in non residential central business districts, close for the day in the early evening, while Cosi restaurants offer dinner and dessert in a casual dining atmosphere. The atmosphere of Cosi is appropriately managed for each daypart by changing the music and lighting throughout the day. All of our restaurants are designed to be welcoming and comfortable, featuring oversized sofas, chairs and tables, and faux painted walls. The atmosphere of Cosi is appropriately managed for each daypart by changing the music, both style and volume, and lighting throughout the day. The design scheme of our counters and bars, menu boards as well as condiment counters and server stations incorporate warm colors and geometric patterns, intended to create a visual vocabulary that can be easily identified by our customers.

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

          In 2004, we launched our franchise sales program and are now eligible to offer franchises in 41 states. Alongside the franchising program, we recently designed, built and opened its next generation restaurant in Avon, CT. The new restaurant design constitutes the building block of Cosi's franchising efforts.

          Additionally, we announced a foodservice partnership with Federated Department Stores. In the initial phase of the agreement, Cosi plans to open 10 restaurants this summer and fall at some of the largest Macy's stores, including locations in Seattle, Atlanta, Miami and Memphis.

          We opened no new restaurants in the three months ended March 29, 2004. 6 new restaurants were opened in the three months ended March 31, 2003. We closed one underperforming restaurant in the first quarter of fiscal 2004 and six underperforming restaurants in the first three months of fiscal 2003. As of May 7, 2004 we operate 88 restaurants.

                                                      MARCH 29,   MARCH 31,
                THREE MONTHS ENDED                      2004        2003
                                                     -----------  ---------
        Restaurants open at beginning of period          89          91
        Restaurants opened                                0           6
        Restaurants closed                                1           3
        Restaurants open at end of period                88          94

RECENT DEVELOPMENTS

      On April 30, 2004, we issued 3,550,000 shares of common stock pursuant to a private placement to a limited number of institutional investors at a price of $5.65 per share. This issuance provided the Company with gross proceeds of approximately $20.0 million. The cash proceeds from this private placement will be used for general corporate purposes including, the construction of new Cosi stores within select Federated locations, additional new store construction in 2005, and working capital.

      In connection with the private placement, we filed a Current Report on Form 8-K on April 28, 2004, disclosing the transaction and certain other information pursuant to Regulation FD, including certain preliminary operating information for the first fiscal quarter of 2004. In the Current Report, we disclosed that restaurant operating expenses for the fiscal quarter ended March 29, 2004 were expected to be approximately $15.9 million. Restaurant operating expenses for the fiscal quarter ended March 29, 2004 were actually $16.1 million. This difference in restaurant operating expenses is due to the inclusion of certain discretionary bonuses paid to operations personnel that were not included in the calculation of the preliminary numbers.

      On March 30, 2004, we announced a foodservice partnership with Federated Department Stores. In the initial phase of the agreement, Cosi plans to open 10 restaurants this summer and fall at some of the largest Macy's stores, including locations in Seattle, Atlanta, Miami and Memphis.

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

    Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment or Disposal of Long Lived Assets," supercedes SFAS 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," and APB Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS 144 requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144, and previously SFAS 121, has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level and record an impairment loss whenever we determine impairment factors are present. We have developed and implemented an operational improvement plan, and we undertake impairment reviews periodically. We consider a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. A lack of improvement at the restaurants we are monitoring, or deteriorating results at other restaurants, could result in additional impairment charges. Historically, we have not recorded material additional impairment charges subsequent to the initial determination of impairment. In the first quarter of fiscal 2004, we recognized $0.4 million of asset impairment charges and $0.1 million related to the write-down on the disposal of fixed assets.

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

    In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002. In the first quarter of 2004, we have recognized $0.8 million of lease termination income related to the reversal of certain lease termination accruals deemed no longer required, which was partially offset by charges of $0.1 million resulting in a net reversal of approximately $0.7 million.

    In December 2002, the FASB issued SFAS 148, "Accounting for Stock Based Compensation -- Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002, and have been incorporated into the accompanying financial statements and footnotes. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Pursuant to a stock option repricing approved by shareholders, on December 29, 2003, 1,246,164 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per share. In accordance with APB 25, these options are subject to variable accounting, which resulted in a charge in the amount of approximately $2.6 million for the first quarter of fiscal 2004. Charges in the future may be material depending upon the movement in the stock price.

    We have recorded a full valuation allowance to reduce our deferred tax assets related to net operating loss carry forwards. A positive adjustment to income will be required in future years if we determine that we could realize these deferred tax assets.

    NET SALES

    Our sales are composed almost entirely of food and beverage sales.

    COMPARABLE RESTAURANT SALES

    In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. At March 29, 2004 and March 31, 2003 there were 78 and 61 restaurants in our comparable restaurant base, respectively.

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

    Stock compensation expense. Stock compensation expense includes the charge related to stock option repricing as well as the amortization of deferred compensation of restricted stock.

    Depreciation and amortization. Depreciation and amortization principally includes depreciation on restaurant assets.

    Restaurant pre opening expenses. Restaurant pre opening expenses, which are expensed as incurred, include the costs of recruiting, hiring and training the initial restaurant work force, travel, the cost of food and labor used during the period before opening, the cost of initial quantities of supplies and other direct costs related to the opening of, or remodeling of, a restaurant.

    Our fiscal year ends on the Monday falling nearest to December 31. Fiscal years 2000, 2001 and 2002 each included 52 weeks. The three-month periods ended March 29, 2004 and March 31, 2003 each contained 13 weeks.

RESULTS OF OPERATIONS

    Our operating results for the three months ended March 29, 2004 and March 31, 2003, expressed as a percentage of sales, were as follows:

                                                                                                               THREE MONTHS ENDED
                                                                                                            ------------------------
                                                                                                             MARCH           MARCH
                                                                                                            --------        --------
                                                                                                            29, 2004        31, 2003
                                                                                                            --------        --------
Net sales ..........................................................................................         100.0%          100.0%
Costs and Expenses:
  Cost of goods sold ...............................................................................          26.0%           28.5%
  Restaurant operating expenses ....................................................................          64.7%           65.5%
                                                                                                            --------        --------
  Total costs of sales .............................................................................          90.7%           94.0%
  General and administrative expenses ..............................................................          17.1%           30.9%
  Stock compensation expenses ......................................................................          12.0%             --
  Depreciation and amortization ....................................................................           6.8%            7.6%
  Restaurant pre-opening expenses ..................................................................           0.3%            1.4%
  Provision for losses on asset impairments and disposals ..........................................           1.9%           10.0%
  Lease termination costs ..........................................................................          (2.8)%           1.0%
                                                                                                            --------        --------
Operating loss .....................................................................................         (26.0)%         (44.9)%
Other income (expense):
  Interest income ..................................................................................           0.1%            0.1%
  Interest expense .................................................................................          (0.0)%          (0.2)%
  Other Income .....................................................................................           0.0%           (0.1)%
                                                                                                            --------        --------
Net income (loss) ..................................................................................         (25.9)%         (45.1)%

THREE MONTHS ENDED MARCH 29, 2004 VS. THREE MONTHS ENDED MARCH 31, 2003

NET SALES

    Sales decreased $0.8 million, or (2.9)%, to $24.9 million in the first quarter of fiscal 2004, from $25.7 million in the first quarter of fiscal 2003. This decrease was primarily due to six fewer restaurants open during the first quarter of fiscal 2004 than were open during the first quarter of fiscal 2003. One restaurant was closed during the first quarter of 2004, having minimal impact on sales compared to the same period last year.

    In the first quarter of fiscal 2004, comparable restaurant sales increased 3.7%. In comparable restaurants, for the first quarter of fiscal 2004, our transaction count increased 3.0% and our average check increased 0.8% compared to the same period last year.

    During the third quarter of 2003, we identified 22 restaurants that had insufficient profit contribution from the breakfast daypart. As a result, we closed those restaurants during the breakfast daypart. While these breakfast closures will have a negative impact on our sales growth going forward, we believe that the closures will improve our future profitability. However, there can be no assurances that this action will have a positive impact on our profitability. The breakfast daypart closure was part of an overall Company initiative to optimize its labor costs and contributed to the decrease, as a percentage of sales, in restaurant operating expenses in the first quarter of 2004.

COSTS AND EXPENSES

    Cost of goods sold. In the first quarter of fiscal 2004, cost of goods sold decreased $0.8 million or (11.2)%, to $6.5 million, from $7.3 million in the first quarter of fiscal 2003. As a percentage of sales, cost of goods sold decreased to 26.1% of sales in the first quarter of fiscal 2004, from 28.5% in the first quarter of fiscal 2003. The decrease in cost of goods sold as a percentage of sales was primarily due to a refinement of our purchasing process. The Company cut cost of goods by becoming a primary source buyer and by reducing distribution charges. Moreover, to stabilize these savings and eliminate the risk of sudden movements in food prices, the Company has entered into longer term arrangements with its suppliers. These contracts adequately insulate the Company from increases in commodities prices. Any movement in food prices has a minimal effect, in the short term, on the Company's cost of goods sold as the majority of the Company's purchases are covered by these longer term contracts.

    During the first quarter of fiscal 2004, food sales increased to 77.4% of total sales, from 75.4% in last year's quarter, with an offsetting reduction in our beverage sales, which were 22.6% of total sales in this year's quarter, compared to 24.6% in last year's quarter. Our food sales have a higher cost of sales when compared to our beverage sales.

    Restaurant operating expenses. Restaurant operating expenses decreased by $0.7 million, or (4.1)%, to $16.1 million in the first quarter of fiscal 2004, from $16.8 million in the first quarter of fiscal 2003. This decrease is primarily due to the decrease in the number of restaurants in operation this year compared to last year. As a percentage of sales, restaurant operating expenses decreased to

64.7% of sales in the first quarter of fiscal 2004, from 65.5% in the first quarter of fiscal 2003. This decrease, as a percentage of sales was primarily the result of improved labor scheduling and optimizing the deployment of employees during peak and non-peak hours.

    General and administrative costs. General and administrative costs decreased by $3.6 million, or (46.2)%, to $4.3 million in the first quarter of fiscal 2004, from $7.9 million in the first quarter of fiscal 2003. This decrease is primarily due to a one time employee severance charge of $3.7 million that was partially offset by $0.4 million in cost reductions associated with reductions in our executive, general and administrative staff during the first quarter of 2003. Excluding the employee severance charge, general and administrative costs decreased to 17.1% of sales in the first quarter of fiscal 2004, from 18.0% of sales in the first quarter of fiscal 2003 primarily due to the aforementioned staff reductions in the first quarter of 2003.

    Depreciation and amortization. Depreciation and amortization decreased $0.3 million, or (13.1)%, to $1.7 million in the first quarter of fiscal 2004, from $2.0 million in the first quarter of fiscal 2003. This decrease was primarily due the closure of six restaurants since the end of the first quarter of 2003 and impairment charges taken in 2003. As a percentage of restaurant sales, depreciation and amortization decreased to 6.8% of sales in the first quarter of fiscal 2004, compared to 7.6% of sales in the first quarter of fiscal 2003. This decrease, as a percentage of sales, is primarily due to an increase in comparable store sales, the closure of six under-performing restaurants with low sales bases and increased sales resulting from stores opened in 2003.

    Restaurant pre-opening expenses. Restaurant pre-opening expenses were less than $0.1 million in the first quarter of fiscal 2004, down 83.0% from $0.3 million recorded in the first quarter of fiscal 2003. This decrease is due to one remodeled restaurant in the first quarter of fiscal 2004 compared to six new restaurants opened in the first quarter of fiscal 2003.

    Loss on impairment of property and equipment and restaurant disposals. During the first quarter of fiscal 2004, we recognized $0.5 million of asset impairment and store disposal costs, of which, approximately $0.4 million of which represents impairment charges taken on one underperforming restaurant and $0.1 million represents charges related to the closure of one under-performing restaurant during the quarter.

    Lease termination costs. In the first quarter of 2004, we recognized $0.8 million of lease termination income related to the reversal of certain lease termination accruals deemed no longer required, which was partially offset by charges of $0.1 million resulting in a net reversal of approximately $0.7 million. Lease termination costs of $0.3 million were recorded in the first quarter of 2003.

    We announced previously that our Board of Directors had concluded that the Company's financial performance would be strengthened by closing in an orderly fashion as many as thirteen of the Company's restaurants, three of which were closed in the first quarter of fiscal 2003, three of which were closed in the third quarter of fiscal 2003, two of which were closed in the fourth quarter of fiscal 2003 and one of which closed in the first quarter of fiscal 2004. Another store has shown dramatic improvement in sales and has been taken off the disposition list, leaving three stores on the list. Future closings are dependent on our ability to improve operations in those stores and if unsuccessful to negotiate acceptable terms with our landlords to terminate the leases for those units, and on our ability to locate acceptable sub-tenants or assignees for the leases at those locations. Moreover, future closings may result in additional lease termination costs. There can be no assurances that we will be successful in negotiating terms that will enable us to close additional under-performing units.

    Interest income and expense. During the first quarter of fiscal 2004 and the first of fiscal 2003, interest income was less than $0.1 million. Interest expenses was less than $0.1 million in the first quarter of fiscal 2004 and the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $3.2 million on March 29, 2004, compared with $8.0 million on December 29, 2003. Our working capital was a deficit of $5.8 million on March 29, 2004, compared with working capital deficit of $3.8 million as of December 29, 2003. Our principal requirements for cash are funding operations, maintaining or remodeling existing restaurants, funding the incorporation of a franchising and area developer model into our business strategy, financing construction of new Cosi stores within select Macy's locations this year under the previously announced foodservice partnership with Federated Department Stores, Inc., and supporting Cosi's plans for new store construction in 2005. During the first three months of fiscal 2004, we financed our requirements for capital with the proceeds from our rights offering, which was completed in December of 2003.

    Net cash used in operating activities for the three months ended March 29, 2004 was $5.3 million, compared to $6.1 million for the three months ended March 31, 2003. Funds used in operating activities in the first three months of 2004 decreased primarily as a result of a decrease in our net loss compared to the first three months of 2003 of $6.1 million offset by the payment of accrued liabilities in the current quarter.

    Total capital expenditures for the three months ended March 29, 2004 were $0.5 million, compared to expenditures of $3.2 million for the three months ended March 31, 2003. The company expects that it will use up to $6.0 million in working capital associated with the opening of up to 12 restaurants in conjunction with its foodservice partnership with Federated Department Stores.

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

    This was the primary financing activity for the three months ended March 29, 2004.

    On April 30, 2004, the Company issued 3,550,000 shares of common stock pursuant to a private placement to a limited number of institutional investors at a price of $5.65 per share. This issuance provided the Company with gross proceeds of approximately $20.0 million. The cash proceeds from this private placement will be used for general corporate purposes including but not limited to, the construction of new Cosi stores within select Federated locations, additional new store construction in 2005, and working capital.

    We plan to fund the operations, maintenance and growth of our restaurants primarily through cash provided by the rights offering completed in December 2003, our private placement completed in April 2004 and expected internally generated cash flows produced by our existing restaurants. Our cash resources, and therefore our liquidity, are highly dependent upon the level of internally generated cash from operations and upon future financing transactions. If cash flows from our existing restaurants or cash flow from new restaurants that we may open do not meet our expectations or are otherwise insufficient to satisfy our cash needs or expansion plans, we may have to seek additional financing from external sources to continue funding our operations, close underperforming restaurants or reduce or cease our plans to open or franchise new restaurants. We cannot predict whether such financing will be available on terms acceptable to us, or at all. We anticipate that our current cash balances and expected internally generated cash flows will be sufficient to fund our cash requirements for the next twelve months.

    Contractual Obligations

AS OF MARCH 29, 2004

                                                 TOTAL            DUE APRIL -       DUE IN 2005       DUE IN 2007         DUE AFTER
CONTRACTUAL OBLIGATIONS                     (IN THOUSANDS)       DECEMBER 2004        AND 2006          AND 2008             2008
------------------------------------------------------------------------------------------------------------------------------------
Notes payable                                    $391.2             $163.6             $115.7              $47.5              $64.4
Employee severance obligations                  1,305.3            1,238.6               66.7
Capital lease obligations                           2.2                2.2
Operating lease obligations (a) (b)            92,933.7            9,221.5           24,962.8           24,058.2           34,691.2

(a) Amounts shown are net of $2.1 million of sublease rental income due under non-cancelable subleases.

(b) Includes approximately $3.2 million of obligations on leases for restaurants that have either been closed or are planned to be closed.

    We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally for ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some restaurant leases provide for contingent rental payments.

PURCHASE COMMITMENT

    During fiscal year 1999, the Company entered into an exclusive coffee supply agreement with an unrelated third party ("Supplier"). The agreement calls for minimum purchases, in terms of both quantity and price, to be made by the Company of coffee beans and related products. In 2004, the Company renewed the purchase agreement with the Supplier and is obligated to purchase approximately 75,000 pounds per quarter of coffee beans and related products, worth approximately $290,000, for the next six quarters but the agreement may be terminated by the Company or the Supplier provided 180 days notice is given in advance of such termination.

    During fiscal year 2002, the Company entered into a long term beverage marketing agreement with the Coca Cola Company. Under the agreement, the Company is obligated to purchase approximately 2.0 million gallons of fountain syrups at the then current annually published national chain account prices.

    Currently, except for the aforementioned coffee contract which can be terminated with 180 days notice, the company does not have any long term contracts with its suppliers. However, the Company does have a contract with Maines Paper and Food Service as the broadline distributor that expires in January 2005.

                           FORWARD-LOOKING STATEMENTS

    Matters discussed in this report, which relate to events or developments which are expected to occur in the future, including any discussion, expressed or implied, of anticipated growth, operating results or earnings constitute forward-looking statements. Forward-looking statements are based on management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

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

    o   fluctuations in our quarterly results due to seasonality;

    o the rate of our internal growth, and our ability to generate increased revenue from our existing restaurants;

    o   our ability to generate positive cash flow from operations;

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

    ITEM 4. Controls and Procedures

    The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

    The plaintiffs in the Securities Act Litigation generally seek to recover recessionary damages, expert fees, attorneys' fees, costs of Court and pre and post judgment interest. The underwriter is seeking indemnification from the Company for any damages assessed against it in the Securities Act Litigation. On August 22, 2003, lead plaintiffs filed a Second Consolidated Amended Complaint, which was substantially similar to the Consolidated Amended Complaint. The Securities Act Litigation is at a preliminary stage, and the Company believes that it has meritorious defenses to these claims, and intend to vigorously defend against them.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

10.1 Addendum to the employment agreement of William D. Forrest, dated February 9, 2004.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on March 18, 2004 that announced the date of the Company's 2004 Annual Meeting and the deadlines for stockholders to submit (i) proposals to be included in the Company's proxy materials and (ii) advance written notice of proposals for action at the 2004 Annual Meeting.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Cosi, Inc.

Dated: May 12, 2004                        By: /s/ William D. Forrest
                                               ---------------------------------
                                               William D. Forrest
                                               Executive Chairman

Dated: May 12, 2004                        By: /s/ Kevin Armstrong
                                               ---------------------------------
                                               Kevin Armstrong
                                               Chief Executive Officer

Dated: May 12, 2004                        By: /s/ Mark Stickney
                                               ---------------------------------
                                               Mark Stickney
                                               Chief Financial Officer
                                               (Chief Accounting Officer)
                                               Treasurer and Secretary