Form 10-Q
period 2004-06-28
COSI INC
filed 2004-08-11
CIK 1171014

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q

(Mark one)

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 28, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act) Yes [ ] No [X]

As of August 4, 2004, 30,576,047 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                                   COSI, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets as of June 28, 2004 and December 29, 2003
(unaudited)

Consolidated Statements of Operations for the three months and six months ended June 28, 2004, and June 30, 2003 (unaudited)

Consolidated Statements of Cash Flows for the six months ended June 28, 2004, and June 30, 2003 (unaudited)

Consolidated Statement of Stockholders' Equity for the six months ended June 28, 2004 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                                   COSI, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except share information)


                                                                                       JUNE 28,     DECEMBER 29,
                                                                                          2004          2003
                                                                                      ------------   ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................................................    $   13,236.8   $    7,957.0
  Investments ....................................................................         7,914.1           --
  Accounts receivable, net of allowances of $254.7 and $393.1, respectively ......           390.7          608.4
  Inventory ......................................................................           985.2          982.9
  Prepaid expenses and other current assets ......................................           997.6        1,436.0
                                                                                      ------------   ------------
         Total current assets ....................................................        23,524.4       10,984.4
PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net ..............................        30,568.9       33,574.0
 INTANGIBLES, SECURITY DEPOSITS AND OTHER ASSETS, net ............................         1,879.2        1,943.9
                                                                                      ------------   ------------
         Total assets ............................................................    $   55,972.5   $   46,502.4
                                                                                      ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ...............................................................    $    3,439.0   $    6,933.6
  Accrued liabilities ............................................................         6,565.8        7,158.4
  Current portion of other liabilities ...........................................           460.8          484.5
  Current portion of capital lease obligations ...................................             1.6            2.9
  Current portion of long-term debt ..............................................           151.3          160.7
                                                                                      ------------   ------------
         Total current liabilities ...............................................        10,618.5       14,740.0
OTHER LIABILITIES, net of current portion ........................................         5,090.7        6,525.5
LONG-TERM DEBT, net of current portion ...........................................           204.0          227.6
                                                                                      ------------   ------------
         Total liabilities .......................................................    $   15,913.2   $   21,493.1
                                                                                      ============   ============
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock -- $.01 par value: 100,000,000 shares authorized,
    30,515,095 and 26,259,109 shares issued and outstanding, respectively ........           305.2          262.6
  Additional paid-in capital .....................................................       225,630.6      203,075.4
  Deferred stock compensation ....................................................        (1,256.9)      (1,835.8)
  Notes receivable from stockholders .............................................        (2,724.8)      (2,724.8)
  Accumulated deficit ............................................................      (181,894.8)    (173,768.2)
                                                                                      ------------   ------------
         Total stockholders' equity ..............................................        40,059.3       25,009.2
                                                                                      ------------   ------------
         Total liabilities, and stockholders' equity .............................    $   55,972.5   $   46,502.4
                                                                                      ============   ============

 The accompanying notes are an integral part of these consolidated statements.

                                   COSI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        ------------------         ----------------
                                                      JUNE 28,      JUNE 30,      JUNE 28,      JUNE 30,
                                                        2004          2003          2004          2003
                                                    ----------    ----------    ----------    ----------
NET SALES .......................................   $ 29,008.5    $ 28,936.4    $ 53,925.7    $ 54,590.9
COST OF SALES:
  Cost of goods sold ............................      7,182.8       8,172.5      13,678.4      15,489.0
  Restaurant operating expenses .................     17,036.8      17,818.9      33,149.6      34,620.1
                                                    ----------    ----------    ----------    ----------
        TOTAL COST OF SALES .....................     24,219.6      25,991.4      46,828.0      50,109.1
GENERAL AND ADMINISTRATIVE EXPENSE ..............      4,047.8       4,048.0       8,311.3      11,973.2
STOCK COMPENSATION EXPENSES (1) .................        586.7         387.4       3,567.8         387.4
DEPRECIATION AND AMORTIZATION ...................      1,695.8       1,994.4       3,397.1       3,953.0
RESTAURANT PRE-OPENING EXPENSES .................          0.1            --          59.5         349.1
PROVISION FOR LOSSES ON ASSET IMPAIRMENTS
   AND DISPOSALS                                            --       2,790.8         474.4       5,358.8
LEASE TERMINATION COSTS .........................        (29.5)           --        (731.8)        257.1
                                                    ----------    ----------    ----------    ----------
        Operating loss ..........................     (1,512.0)     (6,275.6)     (7,980.6)    (17,796.8)
INTEREST INCOME .................................         12.1          10.4          26.8          35.5
INTEREST EXPENSE ................................        (32.0)        (50.9)        (35.1)        (97.9)
OTHER INCOME (EXPENSE)                                  (141.3)        (29.8)       (137.7)        (54.8)
                                                    ----------    ----------    ----------    ----------
        NET LOSS ................................   $ (1,673.2)   $ (6,345.9)   $ (8,126.6)   $(17,914.0)
                                                    ==========    ==========    ==========    ==========
PER SHARE DATA:
  Net Loss Per Share:
    Basic and diluted ...........................   $    (0.06)   $    (0.38)   $    (0.29)   $    (1.07)
  Weighted Average Common Shares Outstanding: (in
    thousands) ..................................     29,305.6      16,823.7      28,127.4      16,698.6


            (1)   Allocation of stock compensation expenses:

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       ------------------          ----------------
                                                      JUNE 28,      JUNE 30,      JUNE 28,      JUNE 30,
                                                        2004          2003          2004          2003
                                                    ----------    ----------    ----------    ----------
RESTAURANT OPERATING EXPENSES ...................         39.1          --           373.2          --
GENERAL AND ADMINISTRATIVE EXPENSES .............        547.6         387.4       3,194.6         387.4
                                                    ----------    ----------    ----------    ----------
STOCK COMPENSATION EXPENSE ......................   $    586.7    $    387.4    $  3,567.8    $    387.4



 The accompanying notes are an integral part of these consolidated statements.

                                   COSI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                     SIX MONTHS ENDED
                                                                                   JUNE 28,     JUNE 30,
                                                                                     2004         2003
                                                                                ------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................................   $ (8,126.6)   $(17,914.0)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ............................................      3,397.1       3,953.0
    Amortization of deferred financing costs .................................         --            54.8
    Amortization of discount on investments ..................................          1.9          --
    Non-cash portion of asset impairments and disposals ......................        360.5       4,923.3
    (Recovery) Provision for bad debts .......................................        (58.7)         18.0
    Stock compensation expense ...............................................      3,567.8         387.4
    Non-cash employee severance cost .........................................         --            43.1

    Changes in operating assets and liabilities:
      Accounts receivable ....................................................        276.4         397.5
      Inventory ..............................................................         (2.4)        189.2
      Other assets ...........................................................         31.8        (266.5)
      Accounts payable .......................................................     (3,494.7)     (4,334.6)
      Accrued liabilities ....................................................     (1,297.1)      3,229.6
      Accrued contractual lease increases ....................................         10.8         287.6
      Prepaid expenses and other current assets ..............................        438.5         499.0
      Lease termination accrual ..............................................       (768.4)        (43.4)
                                                                                 ----------    ----------
        Net cash used in operating activities ................................     (5,663.1)     (8,576.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment and leasehold improvements ................       (752.5)     (3,379.1)
  Purchases of investments ...................................................     (7,912.2)
  Return of security deposits ................................................         32.9         187.6
                                                                                 ----------    ----------
        Net cash used in investing activities ................................     (8,631.8)     (3,191.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .....................................     19,608.9          43.1
  Principal payments on capital lease obligations ............................         (1.3)       (101.1)
  Proceeds from long-term debt plus related warrants and accrued interest ....         --          3000.0
  Principal payments on long-term debt .......................................        (32.9)       (463.6)
                                                                                 ----------    ----------
        Net cash provided by (used in) financing activities ..................     19,574.7       2,478.5
                                                                                 ----------    ----------
Net increase (decrease) in cash ..............................................      5,279.8      (9,289.2)
CASH AND CASH EQUIVALENTS, beginning of year .................................      7,957.0      13,032.3
                                                                                 ----------    ----------
CASH AND CASH EQUIVALENTS, end of period .....................................   $ 13,236.8    $  3,743.1
                                                                                 ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest .................................................................   $     35.1    $     97.9
    Corporate franchise and income taxes .....................................        220.9          80.3

 The accompanying notes are an integral part of these consolidated statements.

                                   COSI, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       For Six Months Ended June 28, 2004
                                   (unaudited)
                    (in thousands, except share information)


                                        Common Stock
                             -------------------------------------
                                                                                     Notes
                                                        Additional                 Receivable
                              Number of                 Paid In       Deferred        from       Accumulated
                               Shares       Amount      Capital     Compensation  Stockholders    Deficit        Total
                             ----------   ----------   ----------   ------------  ------------  -----------   ----------
BALANCE, December 29, 2003   26,259,109   $    262.6   $203,075.4   $ (1,835.8)   $ (2,724.8)   $(173,768.2)  $ 25,009.2
Stock Compensation .......           --           --      2,988.9        578.9            --            --       3,567.8
Exercise of Warrants .....        1,224           --           --           --            --            --            --
Issuance of Common Stock .    4,254,762         42.6     19,566.3           --            --            --      19,608.9
Net Loss .................           --           --           --           --            --      (8,126.6)     (8,126.6)
                             ----------   ----------   ----------   ----------    ----------    ----------    ----------
BALANCE, June 28, 2004 ...   30,515,095   $    305.2   $225,630.6   $ (1,256.9)   $ (2,724.8)   $(181,894.8)  $ 40,059.3
                             ==========   ==========   ==========   ==========    ==========    ==========    ==========

Notes to Consolidated Financial Statements (unaudited)

June 28, 2004

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cosi, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six-week period ended June 28, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2005.

The balance sheet at December 29, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 2003.

NOTE B -- INVESTMENTS

During the second quarter of 2004, the Company purchased certain debt securities with a portion of the proceeds of the private placement (see Note K). Investments consist of United States government agency notes with original maturities of greater than 91 days at the date of purchase.

In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," and based on our intentions regarding these instruments, we classify all marketable debt securities as held-to-maturity and account for these investments at amortized cost. The amortized principal amount of investments at June 28, 2004 was $7.9 million and the weighted average interest rate was 1.36%. The amortized principal amount approximates fair value at June 28, 2004. We determined the fair value of our investments in debt securities based upon public market rates. All investments held at June 28, 2004 mature within one year.


NOTE C -- STOCK-BASED COMPENSATION

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

                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               ------------------          ----------------
(IN 000'S, EXCEPT PER SHARE DATA)                           JUNE 28,        JUNE 30,     JUNE 28,        JUNE 30,
                                                             2004            2003         2004             2003
                                                        -------------  -------------  -------------  -------------
  Net loss attributable to common stock - as reported    $  (1,673.2)   $  (6,345.9)   $  (8,126.6)   $ (17,914.0)
    Stock based compensation included in the
     determination of net loss, as reported ..........         407.1             --        2,988.9           43.1
    Stock based compensation determined under SFAS 123        (725.9)        (350.6)      (1,253.2)        (801.3)
                                                        -------------  -------------  -------------  -------------
  Net loss attributable to common stock - Pro forma ..   $  (1,992.0)   $  (6,696.5)   $  (6,390.9)   $ (18,672.2)
Net loss per common share -- Basic and Diluted:
  As reported ........................................   $     (0.06)   $     (0.38)   $     (0.29)   $     (1.07)
                                                        =============  =============  =============  =============
  Pro forma ..........................................   $     (0.07)   $     (0.40)   $     (0.23)   $     (1.12)
                                                        =============  =============  =============  =============


Pursuant to a stock option repricing approved by shareholders, on December 29, 2003, 1,246,164 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per share. In accordance with APB 25, the Company has recorded an expense for the three months ended June 28, 2004 and six months ended June 28, 2004 of approximately $0.4 million and $3.0 million respectively resulting from repriced options as of June 28, 2004. This expense is the result of an increase in the Company's stock price from $2.26, as of the date of the repricing, to a stock price of $6.05, as of the close of business on June 28, 2004. The Company may be required to record additional charges in the future, which may be material, depending upon the movement of the Company's stock price. Potential forfeitures of repriced options may occur for those employees who are not relocating with the Company to its new corporate headquarters. For those forfeitures, the Company will reverse the stock compensation expense recorded in previous quarters related to the unvested portion of those options in the period that the forfeitures become effective.

NOTE D -- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

                                        JUNE 28,      DECEMBER 29,
        (IN 000'S)                       2004             2003
                                     ------------    ------------
Leasehold improvements ...........   $   33,142.1    $   32,978.8
Furniture and fixtures ...........        9,253.4         9,139.6
Restaurant equipment .............       13,151.5        13,172.9
Computer and telephone equipment .        8,091.8         7,862.5
Construction in progress .........           31.8           126.1
                                     ------------    ------------
                                         63,670.6        63,279.9
Less: accumulated depreciation and
amortization .....................      (33,101.7)      (29,705.8)
                                     ------------    ------------
                                     $   30,568.9    $   33,574.0
                                     ============    ============
RESTAURANT IMPAIRMENT CHARGES

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be disposed of", and APB Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. In accordance with SFAS 144 and previously under SFAS 121, impairment losses are recorded on long-lived assets on a restaurant by restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. The Company determines whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determines the impairment charge based on discounted cash flows for the same period. During the first half of 2004, the Company identified one unit that has been impaired and recorded a charge of approximately $0.4 million and also recorded a charge of $0.1 million related to the write-down on the disposal of fixed assets. During the first half of 2003, the Company recorded an asset impairment charge of $3.5 million (related to 8 restaurants). In addition, during the first half of fiscal 2003, the Company recorded a charge of $0.6 million to reflect the writedown of fixed assets associated with the closure of three underperforming restaurants and also recorded a writedown of approximately $1.3 million to reflect the writeoff of construction in progress on 25 restaurants which were in the company's development pipeline, but have been cancelled.

NOTE E -- ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                            JUNE 28,     DECEMBER 29,
                    (IN 000'S)               2004           2003
                                         ------------   ------------
Payroll and related benefits and taxes   $    1,889.3   $    1,756.2
Professional and legal costs .........          232.4          407.3
Taxes payable ........................          830.6          816.2
Severance payable - current
portion ..............................          792.1        1,485.4
Other ................................        2,821.4        2,693.3
                                         ------------   ------------
                                         $    6,565.8   $    7,158.4
                                         ============   ============

NOTE F - LONG-TERM DEBT

NOTES PAYABLE

The Company maintains a credit facility in the original amount of $3 million under a Master Loan and Security Agreement dated October 28, 1999 (the "Equipment Loan Credit Facility"). The proceeds are required to be used for the purchases of equipment. Borrowings are secured by the equipment purchased. Each borrowing under the Equipment Loan Credit Facility is payable over 36 months and the interest rate is determined at the time of the borrowing. Warrants to purchase shares of common stock were issued in connection with the Equipment Loan Credit Facility. The warrants entitle the holder to acquire 8,068 shares of the Company's common stock for $14.875 per share. One note with the remaining principal amount of $113,738 was satisfied in full on September 1, 2003 according to the terms of the note. As of June 28, 2004, $91,849 still remains outstanding under the facility.

The Company has an outstanding note payable of approximately $98,000. The note is due March 2007 and requires monthly payments of $3,097, which commenced in May 1998, and accrues interest at a rate of 10% per year.

In 2001, the Company entered into a settlement agreement involving a trademark dispute. Under that agreement, the Company is obligated to make annual payments of $25,000 per year through 2011. The present value of those future payments is included in Long Term Debt in the accompanying balance sheets.


NOTE G - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except for per share data):

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                               ------------------------    ------------------------
                                                JUNE 28,      JUNE 30,       JUNE 28,     JUNE 30,
(IN 000'S, EXCEPT PER SHARE DATA)                 2004          2003           2004         2003
                                               ----------    ----------    ----------    ----------
Basic and Diluted:
Net loss attributable to common stock ......   $ (1,673.2)   $ (6,345.9)   $ (8,126.6)   $(17,914.0)
Weighted average common shares outstanding .     29,305.6      16,823.7      28,127.4      16,698.6
Net loss per share .........................   $    (0.06)   $    (0.38)   $    (0.29)   $    (1.07)
                                               ========== ============= ============= =============


Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. In-the-money stock options and warrants to purchase an aggregate of 6,015,679 and 273,701 shares of common stock were outstanding at June 28, 2004 and June 30, 2003, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because the Company incurred a net loss in all periods presented and hence, the impact would be anti-dilutive.

NOTE H- LEASE TERMINATION CHARGES

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002. In the first half of 2004, the Company recognized $0.9 million of lease termination income related to the reversal of certain lease termination accruals deemed no longer required, which was partially offset by charges of $0.2 million resulting in a net reversal of approximately $0.7 million. In addition, payments of $0.4 million were made during the first half of 2004, $0.3 million of which was covered by amounts recorded previously as accrued contractual lease increases.

The Company announced previously that the Board of Directors had concluded that the Company's financial performance would be strengthened by closing in an orderly fashion as many as thirteen of the Company's restaurants, three of which were closed in the first quarter of fiscal 2003, three of which were closed in the third quarter of fiscal 2003, two of which were closed in the fourth quarter of fiscal 2003, one of which closed in the first quarter of fiscal 2004 and one of which closed in the second quarter of fiscal 2004. Subsequent to the second quarter, one additional restaurant was closed, leaving two stores on the disposition list. Future closings are dependent on the Company's ability to improve operations in those stores and if unsuccessful to negotiate acceptable terms with its landlords to terminate the leases for those units, and on its ability to locate acceptable sub-tenants or assignees for the leases at those locations. Moreover, future closings may result in additional lease termination costs. There can be no assurances that the Company will be successful in negotiating terms that will enable it to close additional underperforming units.

NOTE I - CONTINGENCIES

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

The plaintiffs in the Securities Act Litigation generally seek to recover recessionary damages, expert fees, attorneys' fees, costs of Court and pre and post judgment interest. Based on the allegations set forth in the complaint, the Company believes that the amount of recessionary damages that could be awarded to the plaintiffs, if a judgment is rendered against the Company, would not exceed approximately $24 million. In addition, the underwriter is seeking indemnification from the Company for any damages assessed against it in the Securities Act Litigation. On August 22, 2003, lead plaintiffs filed a Second Consolidated Amended Complaint, which was substantially similar to the Consolidated Amended Complaint. The Securities Act Litigation is at a preliminary stage, and the Company believes that it has meritorious defenses to these claims, and intend to vigorously defend against them.

On September 22, 2003, defendants filed motions to dismiss the Second Consolidated Amended Complaint in the Securities Act Litigation. Plaintiffs filed their opposition to defendants' motions to dismiss on October 23, 2003. Defendants filed reply briefs on November 12, 2003.

On July 30, 2004, the Court granted plaintiffs permission to replead their complaint against the defendants. If plaintiffs choose to file an amended complaint, they must do so on or before August 27, 2004.

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

NOTE J - RESTRICTED STOCK

On June 26, 2003, the Company entered into an employment agreement with William
D. Forrest. Pursuant to the agreement, Mr. Forrest will serve as Executive Chairman for three years ending on March 31, 2006. In consideration for Mr. Forrest's service as the Company's Executive Chairman, on June 26, 2003, the Company issued to Mr. Forrest 1,156,407 shares of its authorized but unissued common stock, representing 5% of its outstanding common stock on a fully diluted basis (assuming all outstanding options and warrants are exercised). Pursuant to the December 29, 2003 completion of the rights offering, the Company issued an additional 522,064 shares to Mr. Forrest such that Mr. Forrest's ownership of Cosi, on a fully diluted basis, remained at 5%. Mr. Forrest's rights in the shares vest as follows: (i) 25% of the shares vested upon issuance; (ii) 25% of the shares vested on April 1, 2004; and (iii) on the last day of each month, commencing with April 2004, and ending on March 2006, 2.08% of the shares will vest, and an additional .08% of the shares will vest on March 31, 2006, provided that at the end of each month the agreement is still in effect. All shares not vested will fully vest upon the termination of this agreement by Cosi without cause (as defined in the agreement), or upon a change of control (as defined in the agreement). If Mr. Forrest is terminated by the Company for cause (as defined in the agreement), all unvested shares will be forfeited. Mr. Forrest agreed that, during the term of the agreement and for a period of 12 months thereafter, he will not compete with the Company or solicit its employees. The value of Mr. Forrest's shares, based on the closing price of the Company's common stock on the dates of the grants, was $2,729,439, which was recorded as deferred stock compensation within stockholder's equity. Amortization of deferred stock compensation expense of approximately $578,900 for the six months ending June 28, 2004 is included in stock compensation expense in the accompanying consolidated statements of operations. The remaining balance is being amortized as stock compensation expense evenly over the remaining life of Mr. Forrest's employment. On February 9, 2004, the Company and Mr. Forrest executed an addendum to the agreement when Mr. Forrest agreed to serve as the Company's Executive Chairman on a full-time basis. The addendum provides for an annual salary of $350,000 and grants of stock options to Mr. Forrest.

NOTE K - PRIVATE PLACEMENT

On April 30, 2004, the Company issued 3,550,000 shares of common stock to a limited number of institutional investors at a price of $5.65 per share pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended. This issuance provided the Company with gross proceeds of approximately $20.0 million.

Pursuant to the Securities Purchase Agreement relating to the private placement, the Company filed a registration statement with the SEC covering the resale of the shares purchased in the private placement. Because the registration statement was not declared effective by the staff of the SEC by July 29, 2004, pursuant to the Securities Purchase Agreement, the Company was required to make a payment to the purchasers of approximately $190,000. The payment is recorded in the other expense caption of the consolidated statement of operations. The registration statement was declared effective by the SEC on August 11, 2004.


NOTE L - SUBSEQUENT EVENTS

In July 2004, Ms. Cynthia Jamison joined Cosi as its full-time Chief Financial Officer. In connection with her employment, Ms. Jamison was granted options to purchase 200,000 shares of the Company's common stock at a price of $5.73, the closing market price on the grant date. Ms. Jamison's options vest at a rate of 50,000 shares at the date of the agreement, and an additional 50,000 shares vests on each anniversary for three years.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     OVERVIEW

     We currently own and operate 86 fast casual restaurants in eleven states and the District of Columbia. Cosi restaurants are all day cafes that feature signature bread and coffee products in an environment we adjust appropriately throughout the day. The majority of our restaurants offer breakfast, lunch, afternoon coffee, dinner and dessert menus.

     We currently operate our restaurants in two formats: Cosi and Cosi Sandwich Bar. The majority of our restaurants offer breakfast, lunch and afternoon coffee in a counter service format. Cosi Sandwich Bar restaurants, which are located in non residential central business districts, close for the day in the early evening, while Cosi restaurants offer dinner and dessert in a casual dining atmosphere. The atmosphere of Cosi is appropriately managed for each daypart by changing the music and lighting throughout the day. All of our restaurants are designed to be welcoming and comfortable, featuring oversized sofas, chairs and tables, and faux painted walls. The design scheme of our counters and bars, menu boards as well as condiment counters and server stations incorporate warm colors and geometric patterns, intended to create a visual vocabulary that can be easily identified by our customers.

   Our objective is to build a nationwide system of distinctive restaurants that generate attractive unit economics by appealing to a broad range of customers. In 2003, we announced our intention to incorporate a franchising and area developer model into our business strategy. In 2003, we conducted a study of our target customers and their geographic distribution to determine our market potential in different real estate sites. We determined that our target customer base skewed towards females, metro elites and upscale suburbanites of all ages. Additionally, we found the age and situation of our target demographic included adults 18-24 years of age without children. We utilized these results to determine our overall market potential. As a result, we believe we can more accurately assess the viability of different real estate sites. Our study suggested the potential for up to 1,400 units in the top 25 markets and up to 1,900 units in the top 75 markets. We also developed a store design prototype that improves our customers' experience. This prototype was unveiled in Avon, CT in March 2004.

     During the first half of 2004, we launched our franchising program. We have completed our franchise offering circular and are currently eligible to offer franchises in 43 states. We will seek to offer Cosi franchises to area developers and individual franchise operators. The initial franchise fee, payable to Cosi, for an area developer is $40,000 for the first restaurant and $17,500 for each additional restaurant. The initial franchise fee, payable to Cosi, for an individual franchise operator is $40,000 for the first restaurant and $35,000 for each additional restaurant.

     The Company believes that offering Cosi franchised restaurants to area developers and individual franchisees offers attractive economics. By franchising, we believe we will be able to increase the presence of Cosi restaurants in various markets throughout the country and generate additional revenue without the large upfront capital commitments and risk associated with opening company-owned restaurants. As of June 28, 2004, the Company has not licensed any franshisees.

     We expect that company owned restaurants (restaurants that the Company owns as opposed to franchised restaurants) will always be an important part of our new restaurant growth, and we believe that incorporating a franchising and area developer model into our strategy will position us to maximize the market potential for the Cosi brand and concept consistent with our available capital and thus maximize stockholder value.

     Additionally, earlier this year we announced a foodservice partnership with Federated Department Stores. In the initial phase of the agreement, Cosi plans to open 10 restaurants this summer and fall at some of the largest Macy's stores, including locations in Seattle, Atlanta, Miami and Memphis.

     We opened no new restaurants in the six months ended June 28, 2004. Six new restaurants were opened in the six months ended June 30, 2003. We closed one underperforming restaurant in the first quarter of fiscal 2004 and one underperforming restaurant in the second quarter of fiscal 2004. We closed three underperforming restaurants in the first six months of fiscal 2003. As of June 28, 2004 we operated 87 restaurants. Subsequent to the second quarter, one additional restaurant was closed.

                                                            JUNE 28,   JUNE 30,
                  SIX MONTHS ENDED                           2004       2003
                                                           ---------- ---------
                  Restaurants open at beginning of period     89         91
                  Restaurants opened                           0          6
                  Restaurants closed                           2          3
                  Restaurants open at end of period           87         94

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

Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment or Disposal of Long Lived Assets," supercedes SFAS 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," and APB Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS 144 requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144, and previously SFAS 121, has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level and record an impairment loss whenever we determine impairment factors are present. We have developed and implemented an operational improvement plan, and we undertake impairment reviews periodically. We consider a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. A lack of improvement at the restaurants we are monitoring, or deteriorating results at other restaurants, could result in additional impairment charges. Historically, we have not recorded material additional impairment charges subsequent to the initial determination of impairment. During the first half of 2004, the Company identified one unit that has been impaired and recorded a charge of approximately $0.4 million and also recorded a charge of $0.1 million related to the write-down on the disposal of fixed assets.

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

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002. In the first half of 2004, the Company recognized $0.9 million of lease termination income related to the reversal of certain lease termination accruals deemed no longer required, which was partially offset by charges of $0.2 million resulting in a net reversal of approximately $0.7 million. In addition, payments of $0.4 million were made during the first half of 2004, $0.3 million of which was covered by amounts recorded previously as accrued contractual lease increases.


     In December 2002, the FASB issued SFAS 148, "Accounting for Stock Based Compensation -- Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002, and have been incorporated into the accompanying financial statements and footnotes. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Pursuant to a stock option repricing approved by shareholders, on December 29, 2003, 1,246,164 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per share. In accordance with APB 25, these options are subject to variable accounting, which resulted in a charge in the amount of approximately $0.4 million for the second quarter of fiscal 2004 and $3.0 million for the first half of fiscal 2004. Charges in the future may be material depending upon the movement in the stock price.

     We have recorded a full valuation allowance to reduce our deferred tax assets related to net operating loss carry forwards. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets.

     NET SALES

     Our sales are composed almost entirely of food and beverage sales.

     COMPARABLE RESTAURANT SALES

     In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. At June 28, 2004 and June 30, 2003 there were 87 and 64 restaurants in our comparable restaurant base, respectively.

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

     Our fiscal year ends on the Monday falling nearest to December 31. Fiscal years 2000, 2001 and 2002 each included 52 weeks. The six-month periods ended June 28, 2004 and June 30, 2003 each contained 26 weeks.

RESULTS OF OPERATIONS

     Our operating results for the three and six months ended June 28, 2004 and June 30, 2003, expressed as a percentage of sales, were as follows:

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  -------------------------   ------------------------
                                                     JUNE         JUNE            JUNE         JUNE
                                                  ----------- -------------   ------------ -----------
                                                    28, 2004     30, 2003       28, 2004     30, 2003
                                                  ----------- -------------   ------------ -----------
Net sales ..................................         100.0%        100.0%        100.0%        100.0%
Costs and Expenses:
  Cost of goods sold .......................          24.8%         28.2%         25.4%         28.4%
  Restaurant operating expenses ............          58.7%         61.6%         61.5%         63.4%
                                                     -----         -----         -----         -----
  Total costs of sales .....................          83.5%         89.8%         86.9%         91.8%
  General and administrative expenses ......          14.0%         14.0%         15.4%         21.9%
  Stock compensation expenses ..............           2.0%          1.3%          6.6%          0.7%
  Depreciation and amortization ............           5.8%          6.9%          6.3%          7.2%
  Restaurant pre-opening expenses ..........           0.0%         --             0.1%          0.6%
  Provision for losses on asset  impairments
   and disposals............................          (0.0)%         9.6%          0.9%          9.8%
  Lease termination costs ..................           0.1%         --            (1.4)%         0.5%
                                                     -----         -----         -----         -----
Operating loss .............................          (5.2)%       (21.7)%       (14.8)%       (32.6)%
Other income (expense):
  Interest income ..........................           0.0%          0.1%          0.0%          0.0%
  Interest expense .........................          (0.1)%        (0.2)%        (0.1)%        (0.2)%
  Other Income .............................          (0.5)%        (0.1)%        (0.2)%        (0.1)%
                                                     -----         -----         -----         -----
Net income (loss) ..........................          (5.8)%       (21.9)%       (15.1)%       (32.8)%

THREE AND SIX MONTHS ENDED JUNE 28, 2004 VS. THREE AND SIX MONTHS ENDED JUNE 30, 2003

NET SALES

     Sales increased $0.1 million, or less than 0.1%, to $29.0 million in the second quarter of fiscal 2004, from $28.9 million in the second quarter of fiscal 2003. One restaurant was closed during the second quarter of 2004, having minimal impact on sales compared to the same period last year. This increase in sales is due to an increase in comparable store sales which is partially offset by having fewer restaurants in the current year quarter. Year-to-date sales decreased $0.7 million, or 1.2%, to $53.9 million in the first half of fiscal 2004, from $54.6 million in the first half of fiscal 2003. This decrease was primarily due to fewer restaurants open during the first half of fiscal 2004 than were open during the first half of fiscal 2003 due to the closure of seven restaurants since the end of the second quarter of 2003.

     In the second quarter of fiscal 2004 comparable restaurant sales increased 4.8% compared to the second quarter of 2003. In the comparable restaurants, our transaction count was up 2.6% compared to the same period last year, and our average check increased 2.2%. For the first half of fiscal 2004, comparable restaurant sales increased 4.3%. In comparable restaurants, for the first quarter of fiscal 2004, our transaction count increased 2.7% and our average check increased 1.5% compared to the same period last year.

     During the third quarter of 2003, we identified 22 restaurants that had insufficient profit contribution from the breakfast daypart. As a result, we closed those restaurants during the breakfast daypart. While these breakfast closures will have a negative impact on our sales growth going forward, we believe that the closures will improve our future profitability. However, there can be no assurances that this action will have a positive impact on our profitability. The breakfast daypart closure was part of an overall company initiative to optimize its labor costs and contributed to the decrease, as a percentage of sales, in restaurant operating expenses in the first half and second quarter of 2004.

COSTS AND EXPENSES

     Cost of goods sold. In the second quarter of fiscal 2004, cost of goods sold decreased $1.0 million or 12.1%, to $7.2 million, from $8.2 million in the second quarter of fiscal 2003. As a percentage of sales, cost of goods sold decreased to 24.8% of sales in the second quarter of fiscal 2004, from 28.2% in the second quarter of fiscal 2003. The decrease in cost of goods sold as a percentage of sales was primarily due to a refinement of our food and beverage purchasing process. The Company reduced cost of goods sold by becoming a primary source buyer and by reducing distribution charges. Moreover, to stabilize these savings and eliminate the risk of sudden movements in food prices, the Company has entered into several longer term arrangements with its suppliers. Management believes that these agreements adequately insulate the Company from increases in most commodities prices. Management anticipates that any movement in food prices will have a minimal effect, in the short term, on the Company's cost of goods sold as the majority of the Company's purchases are covered by these longer termagreements. Year-to-date, cost of goods sold decreased $1.8 million, or 11.7%, to $13.7 million, from $15.5 million in the first half of fiscal 2003. As a percentage of sales, cost of goods sold decreased to 25.4% of sales in the first half of fiscal 2004 from 28.4% in the first half of fiscal 2003. The decrease in cost of goods sold as a percentage of sales this year was primarily due to improvements in our purchasing process, as discussed above.

     Restaurant operating expenses. Restaurant operating expenses decreased by $0.8 million, or 4.4%, to $17.0 million in the second quarter of fiscal 2004, from $17.8 million in the second quarter of fiscal 2003. This decrease is primarily due to the decrease in the number of restaurants in operation this year compared to last year. As a percentage of sales, restaurant operating expenses decreased to 58.7% of sales in the second quarter of fiscal 2004, from 61.6% in the second quarter of fiscal 2003. This decrease, as a percentage of sales, was primarily the result of improved labor scheduling and optimizing the deployment of employees during peak and non-peak hours as well as the closure of the breakfast daypart at 22 of our restaurants, as described above. Year-to-date, restaurant operating expenses decreased by $1.5 million, or 4.2%, to $33.1 million in the first half of fiscal 2004, from $34.6 million in the first half of fiscal 2003. This decrease is primarily due to the decrease in the number of restaurants in operation this year compared to last year. As a percentage of sales, restaurant operating expenses decreased to 61.5% of sales in the first half of fiscal 2004, from 63.4% in the first half of fiscal 2003. This decrease, as a percentage of sales was primarily due to decreases in our labor costs, as discussed above.

     General and administrative costs. General and administrative costs of $4.0 million in the second quarter of fiscal 2004, remained consistent with the second quarter of fiscal 2003. As a percentage of sales, general and administrative costs of 14.0% of sales in the second quarter of fiscal 2004, also remained consistent with the second quarter of fiscal 2003. Year-to-date general and administrative costs decreased by $3.7 million, or 30.6%, to $8.3 million in the first half of fiscal 2004, from $12.0 million in the first half of fiscal 2003. This decrease is primarily due to a one time employee severance charge of $3.7 million that was partially offset by $0.4 million in cost reductions associated with reductions in our executive, general and administrative staff during the first quarter of 2003.

     Depreciation and amortization. Depreciation and amortization decreased $0.3 million, or 15.0%, to $1.7 million in the second quarter of fiscal 2004, from $2.0 million in the second quarter of fiscal 2003. This decrease was primarily due to the closure of seven restaurants since the end of the second quarter of 2003 and impairment charges taken in 2003 and 2004. As a percentage of sales, depreciation and amortization decreased to 5.8% of sales in the second quarter of fiscal 2004, compared to 6.9% of sales in the second quarter of fiscal 2003. This decrease, as a percentage of sales, is primarily due to an increase in comparable store sales and increased sales resulting from stores opened in 2003. Year-to-date, depreciation and amortization decreased $0.6 million, or 14.1%, to $3.4 million in the first half of fiscal 2003, from $4.0 million in the first half of fiscal 2003. This decrease was primarily due to the closure of seven restaurants since the end of the second quarter of 2003 and impairment charges taken in 2003 and 2004 As a percentage of restaurant sales, depreciation and amortization decreased to 6.3% of sales in the first half of fiscal 2004, compared to 7.2% of sales in the first half of fiscal 2003. This decrease, as a percentage of sales, is primarily due to an increase in comparable store sales.

     Restaurant pre-opening expenses. Restaurant pre-opening expenses were negligible in the second quarter of fiscal 2004, compared with no restaurant pre-opening expenses recorded in the second quarter of fiscal 2003 as no new restaurants were opened. This negligible increase is due to the re-opening of our Avon prototype. Year-to-date, restaurant pre-opening expenses decreased $0.3 million to less than $0.1 million in the first half of fiscal 2004, from $0.3 million in the first half of fiscal 2003. As a percentage of restaurant sales, restaurant pre-opening expenses decreased to 0.1% of sales in the first half of fiscal 2004, from 0.6% of sales in the first half of fiscal 2003. This decrease is primarily due to six new restaurants opened in the first half of 2003 compared to one reopening and no new openings in of the first half of fiscal 2004.

     Loss on impairment of property and equipment and restaurant disposals. There were no restaurant impairment charges taken in the second quarter of fiscal 2004. During the second quarter of fiscal 2003, we recognized $2.8 million of asset impairment and store disposal costs. This entire charge represented impairment charges taken on six underperforming restaurants. Year-to-date, we have recognized $0.5 million of asset impairment and store disposal costs. This was primarily attributed to an impairment charge of $0.4 million related to one underperforming restaurant and disposal costs of $0.1 million related to the closure of one underperforming restaurant. In the first half of fiscal 2003, $5.4 million of asset impairment and store disposal costs were recorded. Of this, approximately $0.6 million represents charges related to the closure of three under-performing restaurants during the first quarter, approximately $1.3 million were charges taken on twenty-five locations which were in our development pipeline but have been cancelled, and approximately $3.5 million represents impairment charges taken on eight underperforming restaurants.

     Lease termination costs. In the second quarter of 2004, we recognized less than $0.1 million of lease termination income compared to none recognized in the second quarter of 2003. In the first half of fiscal 2004, we recognized $0.7 million of income related to the reversal of certain least termination accruals deemed no longer required. In the first half of 2004, the Company recognized $0.9 million of lease termination income related to the reversal of certain lease termination accruals deemed no longer required, which was partially offset by charges of $0.2 million resulting in a net reversal of approximately $0.7 million. In addition, payments of $0.4 million were made during the first half of 2004, $0.3 million of which was covered by amounts recorded previously as accrued contractual lease increases. Lease termination costs of $0.3 million were recorded in the first half of fiscal 2003.

     We announced previously that our Board of Directors had concluded that the Company's financial performance would be strengthened by closing in an orderly fashion as many as thirteen of the Company's restaurants, three of which were closed in the first quarter of fiscal 2003, three of which were closed in the third quarter of fiscal 2003, two of which were closed in the fourth quarter of fiscal 2003, one of which closed in the first quarter of fiscal 2004, and one of which closed in the second quarter of fiscal 2004. Subsequent to the second quarter, one additional restaurant was closed, leaving two stores on the disposition list.

     Interest income and expense. During the second quarter of fiscal 2004 and the second quarter of fiscal 2003, interest income was less than $0.1 million. Interest expense was less than $0.1 million in the second quarter of fiscal 2004 and the second quarter of fiscal 2003. In the first half of fiscal 2004 and the first half of fiscal 2003, interest income was less than $0.1 million. Interest expense was less than $0.1 million in the first half of fiscal 2004 and was $0.1 million in the first half of fiscal 2003.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $13.2 million on June 28, 2004, compared with $8.0 million on December 29, 2003. Our working capital was $12.9 million on June 28, 2004, compared with working capital deficit of $3.8 million as of December 29, 2003. Our principal requirements for cash are funding operations, maintaining or remodeling existing restaurants, funding the incorporation of a franchising and area developer model into our business strategy, financing construction of new Cosi stores within select Federated locations this year under the previously announced foodservice partnership with Federated Department Stores, Inc., and supporting Cosi's plans for new store construction in 2005. During the first half of fiscal 2004, we financed our requirements for capital with the proceeds from our rights offering, which was completed in December of 2003 and our private placement, which was completed in April of 2004.

     Net cash used in operating activities for the six months ended June 28, 2004 was $5.7 million, compared to $8.6 million for the six months ended June 30, 2003. Funds used in operating activities in the first six months of 2004 decreased primarily as a result of a decrease in our net loss compared to the first six months of 2003 of $9.8 million offset by the payment of accrued liabilities in the current quarter.

     Total capital expenditures for the six months ended June 28, 2004 were $0.8 million, compared to expenditures of $3.4 million for the six months ended June 30, 2003. The company expects that it will use up to $6.0 million in working capital during the third and forth quarter of fiscal 2004 for the opening of up to 10 restaurants in conjunction with its foodservice partnership with Federated Department Stores.

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

     On April 30, 2004, the Company issued 3,550,000 shares of common stock to a limited number of institutional investors at a price of $5.65 per share pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended. This issuance provided the Company with gross proceeds of approximately $20.0 million. Approximately $6 million of the cash proceeds from this private placement will be used to finance construction of new Cosi stores within select Macy's locations this year under the previously announced foodservice partnership with Federated Department Stores, Inc., and the balance will be applied to strengthen our balance sheet, support our plans for new store construction in 2005, and provide for continued infrastructure improvements. This was the primary financing activity for the six months ended June 28, 2004. The Company purchased $7.9 million of investments with a portion of the proceeds of the private placement. Pursuant to the Securities Purchase Agreement, relating to the private placement, the Company filed a registration statement with the SEC covering the resale of the shares purchased in the private placement. Because the registration statement was not declared effective by the staff of the SEC by July 29, 2004, pursuant to the Securities Purchase Agreement, the Company was required to make a payment to the purchasers of approximately $190,000. The payment is recorded in the other expense caption of the consolidated statement of operations. The registration statement was declared effective by the SEC on August 11, 2004.


     We plan to fund our operations, the maintenance and growth of our restaurants and our franchising program primarily through cash provided by the rights offering completed in December 2003, our private placement completed in April 2004 and expected internally generated cash flows produced by our existing restaurants. Our cash resources, and therefore our liquidity, are highly dependent upon the level of internally generated cash from operations and upon future financing transactions. If cash flows from our existing restaurants or cash flow from new restaurants that we may open do not meet our expectations or are otherwise insufficient to satisfy our cash needs or expansion plans, we may have to seek additional financing from external sources to continue funding our operations, close underperforming restaurants or reduce or cease our plans to open or franchise new restaurants. We cannot predict whether such financing will be available on terms acceptable to us, or at all. We anticipate that our current cash balances and expected internally generated cash flows will be sufficient to fund our cash requirements for the next twelve months.

     Contractual Obligations

AS OF JUNE 28, 2004

                                            TOTAL             DUE JULY -        DUE IN 2005       DUE IN 2007         DUE AFTER
CONTRACTUAL OBLIGATIONS                (IN THOUSANDS)      DECEMBER 2004         AND 2006          AND 2008              2008
-----------------------                --------------    ---------------    ---------------    ---------------    ---------------
Notes payable                         $         355.3    $         127.7    $         115.7    $          47.5    $          64.4
Employee severance obligations                  825.5              515.1              310.4
Capital lease obligations                         1.6                1.6
Operating lease obligations (a)(b)           87,999.5            6,097.6           24,578.9           23,670.4           33,652.6

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

PURCHASE COMMITMENT

     During fiscal year 1999, the Company entered into an exclusive coffee supply agreement with Coffee Bean International, Inc. ("Coffee Bean International"). The agreement calls for minimum purchases, in terms of both quantity and price, to be made by the Company of coffee beans and related products. In 2004, the Company renewed the purchase agreement with Coffee Bean International and is obligated to purchase approximately 75,000 pounds per quarter of coffee beans and related products, worth approximately $290,000, for the next five quarters but the agreement may be terminated by the Company or Coffee Bean International; provided that 180 days notice is given in advance of such termination.

     During fiscal year 2002, the Company entered into a long term beverage marketing agreement with the Coca Cola Company. Under the agreement, the Company is obligated to purchase approximately 2.0 million gallons of fountain syrups at the then current annually published national chain account prices.

     Currently, except for the aforementioned coffee contract which can be terminated with 180 days notice, the company does not have any long term contracts with its suppliers. However, the Company does have a contract with Maines Paper and Food Service ("Maines") as the broadline distributor that expires in January 2005. Maines supplies the Company with approximately 90% of its products.

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

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     The plaintiffs in the Securities Act Litigation generally seek to recover recessionary damages, expert fees, attorneys' fees, costs of Court and pre and post judgment interest. Based on the allegations set forth in the complaint, the Company believes that the amount of recessionary damages that could be awarded to the plaintiffs, if a judgment is rendered against the Company, would not exceed approximately $24 million. In addition, the underwriter is seeking indemnification from the Company for any damages assessed against it in the Securities Act Litigation. On August 22, 2003, lead plaintiffs filed a Second Consolidated Amended Complaint, which was substantially similar to the Consolidated Amended Complaint. The Securities Act Litigation is at a preliminary stage, and the Company believes that it has meritorious defenses to these claims, and intend to vigorously defend against them.

     On September 22, 2003, defendants filed motions to dismiss the Second Consolidated Amended Complaint in the Securities Act Litigation. Plaintiffs filed their opposition to defendants' motions to dismiss on October 23, 2003. Defendants filed reply briefs on November 12, 2003.

     On July 30, 2004, the Court granted plaintiffs permission to replead their complaint against the defendants. If plaintiffs choose to file an amended complaint, they must do so on or before August 27, 2004.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On April 30, 2004, the Company issued 3,550,000 shares of common stock to a limited number of institutional investors at a price of $5.65 per share pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended. This issuance provided the Company with gross proceeds of approximately $20.0 million. Approximately $6 million of the cash proceeds from this private placement will be used to finance construction of new Cosi stores within select Macy's locations this year under the previously announced foodservice partnership with Federated Department Stores, Inc., and the balance will be applied to strengthen our balance sheet, support our plans for new store construction in 2005, and provide for continued infrastructure improvements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company solicited proxies in connection with its 2004 Annual Meeting of Stockholders, held on May 17, 2004. The outcome of such votes were as follows:



                                                                              VOTES AGAINST
                                                                              -------------
                     PROPOSAL                                    VOTES FOR     OR WITHHELD    ABSTENTIONS
                     --------                                    ---------     -----------    -----------

Election of Kevin Armstrong as Director ....................    14,417,618       342,897            --

Election of Creed Ford as Director .........................    14,000,759       759,756            --

Election of Mark Demilio ...................................    14,387,539       372,976

Ratification of Ernst & Young LLP as auditors for 2004 .....    14,462,052       297,143         1,320

Approval of the Amended and Restated Cosi, Inc. Non-Employee
Director Stock Incentive Plan ..............................     5,185,753     1,848,168         3,710


ITEM 5. OTHER INFORMATION

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1  Securities Purchase Agreement, dated as of April 27, 2004 (filed as
      Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2004).

10.2 Employment Agreement between Cosi, Inc. and Cynthia Jamison, dated as of July 7, 2004.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on April 2, 2004 that announced the Company's financial results for the quarter and year ending December 29, 2003.

     The Company filed a Current Report on Form 8-K on April 12, 2004 that announced the resignations of Jeffrey Stork and Greg Woolley from the Board of Directors. The Company also announced the elections of Mark Demilio, Edna Morris and Garry Stock to the Board of Directors.

     The Company filed a Current Report on Form 8-K on April 28, 2004 that announced the Company's private placement of 3,550,000 shares of common stock and the preliminary financial results for the Company's first quarter of 2004.

     The Company filed a Current Report on Form 8-K on May 28, 2004 that announced that the Company will open a new support center in Chicago.

     The Company filed a Current Report on Form 8-K on June 18, 2004, as amended on July 29, 2004 and August 6, 2004, that announced that the Company's independent auditors, Ernst & Young LLP would resign after its review of this Form 10-Q.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Cosi, Inc.

Dated: August 11, 2004                         By: /s/ William D. Forrest
                                                  ---------------------------
                                                       William D. Forrest
                                                        Executive Chairman

Dated: August 11, 2004                         By: /s/ Kevin Armstrong
                                                  ---------------------------
                                                   Kevin Armstrong
                                                   Chief Executive Officer

Dated: August 11, 2004                         By:  /s/ Cynthia Jamison
                                                  ---------------------------
                                                   Cynthia Jamison
                                                   Chief Financial Officer
                                                   (Chief Accounting Officer)
                                                   Treasurer and Secretary