Form 10-Q
period 2004-09-27
COSI INC
filed 2004-11-09
CIK 1171014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 27, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the transition period from _____to _____


                          Commission File No. 000-50052


                                   COSI, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                      06-1393745
            --------                                      ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


                               1751 Lake Cook Road
                            Deerfield, Illinois 60015
               (Address of principal executive offices) (Zip Code)


                                 (847) 597-8800
              (Registrant's telephone number, including area code)


                 242 West 36th Street, New York, New York 10018
- --------------------------------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate by check mark whether the registrant is an accelerated filer as defined
in Exchange Act Rule 12b-2. Yes    No  X
                               ---    ---

Number of shares of Common Stock, $.01 par value, outstanding at November 2, 2004: 30,744,490

                                   COSI, INC.


                               Index to Form 10-Q
          For the three and nine month periods ended September 27, 2004


                                                                     Page Number
                                                                     -----------
                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets - as of September 27, 2004
          and December 29, 2003 .........................................     3

          Consolidated Statements of Operations - Three and nine month
          periods ended September 27, 2004 and September 29, 2003........     4

          Consolidated Statement of Stockholders' Equity - Nine month
          period ended September 27, 2004 ...............................     5

          Consolidated Statements of Cash Flows - Nine month periods ended
          September 27, 2004 and September 29, 2003......................     6

          Notes to Condensed Consolidated Financial Statements...........  7-13

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.......................................... 14-22

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....    23

Item 4.   Controls and Procedures........................................    23


                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.    Legal Proceedings.............................................    24

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...    25

Item 6.    Exhibits and Reports on Form 8-K..............................    25

SIGNATURES ..............................................................    26

CERTIFICATIONS........................................................... 27-29

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   Cosi, Inc.
                           Consolidated Balance Sheets
                 As of September 27, 2004 and December 29, 2003
                    (dollars in thousands, except share data)

                                                                                 September 27, 2004       December 29, 2003
                                                                                 ------------------       -----------------
                                                                                     (Unaudited)                (Note A)

Assets
Current assets:
   Cash and cash equivalents                                                     $       8,609.4         $       7,957.0
   Investments                                                                           9,938.2                      --
   Accounts receivable, net of allowances of $133.2 and $393.1, respectively               890.8                   608.4
   Inventories                                                                             947.7                   982.9
   Prepaid expenses and other current assets                                               620.7                 1,436.0
                                                                                 ------------------      -----------------
      Total current assets                                                              21,006.8                10,984.4
                                                                                 ==================      =================

Property, equipment and leasehold improvements, net                                     30,883.9                33,574.0
Intangibles, security deposits and other assets, net                                     2,222.7                 1,943.9
                                                                                 ------------------      -----------------
      Total assets                                                               $      54,113.4         $      46,502.4
                                                                                 ==================      =================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                              $       4,004.5         $       6,933.6
   Accrued liabilities                                                                   7,108.8                 7,158.4
   Current portion of other liabilities                                                    505.4                   484.5
   Current portion of long-term debt                                                       153.9                   163.6
                                                                                 ------------------      -----------------
      Total current liabilities                                                         11,772.6                14,740.0

   Other long-term liabilities, net of current portion                                   4,980.0                 6,525.5
   Long-term debt, net of current portion                                                  191.9                   227.6
                                                                                 ------------------      -----------------
      Total liabilities                                                                 16,944.5                21,493.1

Commitments and contingencies
Stockholders' equity:
   Common stock - $.01 par value; 100,000,000 shares authorized,
      30,724,958 and 26,259,109 shares issued and outstanding, respectively                307.2                   262.6
   Additional paid-in capital                                                          225,049.4               203,075.4
   Deferred stock compensation                                                          (1,077.4)               (1,835.8)
   Notes receivable from stockholders                                                   (1,252.8)               (2,724.8)
   Accumulated deficit                                                                (185,857.5)             (173,768.2)
                                                                                 ------------------      -----------------
      Total stockholders' equity                                                        37,168.9                25,009.2
                                                                                 ------------------      -----------------
      Total liabilities and stockholders' equity                                 $      54,113.4         $      46,502.4
                                                                                 ==================      =================

The accompanying notes are an integral part of these consolidated financial statements

                                   Cosi, Inc.
                      Consolidated Statements of Operations
        For the Three and Nine Month Periods Ended September 27, 2004 and
                               September 29, 2003
                    (dollars in thousands, except share data)

                                                        Three Months Ended                 Nine Months Ended
                                                 September 27,     September 29,     September 27,     September 29,
                                                      2004              2003              2004              2003
                                                 -------------     -------------     -------------     -------------
                                                  (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

Net sales                                        $    28,170.0     $    27,539.3     $    82,095.8     $    82,130.2
Cost of sales:
   Cost of goods sold                                  7,016.6           7,515.4          20,695.0          23,004.5
   Restaurant operating expenses                      16,529.6          17,442.3          49,679.2          52,062.3
                                                 -------------     -------------     -------------     -------------
      Total cost of sales                             23,546.2          24,957.7          70,374.2          75,066.8
General and administrative expenses                    4,910.0           3,396.5          13,221.3          15,369.6
Corporate office relocation                              935.6                --             935.6                --
Stock compensation expense (benefit)(1)                 (799.8)            105.6           2,768.0             493.1
Depreciation and amortization                          1,653.5           1,862.8           5,050.5           5,815.8
Restaurant pre-opening expenses                          125.5              32.2             185.1             381.4
Provision for losses on asset impairments
   and disposals                                            --             339.9             474.4           5,698.6
Lease termination costs (benefit)                        357.3            (602.8)           (374.5)           (345.7)
                                                 -------------     -------------     -------------     -------------
      Operating loss                                  (2,558.3)         (2,552.6)        (10,538.8)        (20,349.4)
Interest income                                           58.4               4.2              85.2              39.7
Interest expense                                          (2.8)            (87.1)            (38.0)           (239.8)
Reserve for notes receivable from
   stockholders                                       (1,472.0)               --          (1,472.0)               --
Other income (expense)                                    11.9              99.0            (125.7)             99.0

                                                 -------------     -------------     -------------     -------------
Net loss                                         $    (3,962.8)    $    (2,536.5)    $   (12,089.3)    $   (20,450.5)
                                                 =============     =============     =============     =============



Per Share Data:
   Net loss per share, basic and diluted         $       (0.13)    $       (0.14)    $       (0.42)    $       (1.20)
                                                 =============     =============     =============     =============


   Weighted average shares outstanding:             30,609,402        17,710,000        28,954,759        17,036,000
                                                 =============     =============     =============     =============

   (1) Allocation of stock compensation expense:
       Restaurant operating expenses             $      (110.5)    $          --     $       262.6     $          --
       General and administrative expenses              (689.3)            105.6           2,505.4             493.1
                                                 -------------     -------------     -------------     -------------

       Stock compensation expense                $      (799.8)    $       105.6     $     2,768.0     $       493.1
                                                 =============     =============     =============     =============

The accompanying notes are an integral part of these consolidated financial statements

                                   Cosi, Inc.
                 Consolidated Statement of Stockholders' Equity
                  For the Nine Months Ended September 27, 2004
                                   (unaudited)
                    (dollars in thousands, except share data)

                                 Common Stock
                       -----------------------------------
                                                                             Notes
                                               Additional                    Receivable
                       Number of               Paid In       Deferred        from             Accumulated
                       Shares       Amount     Capital       Compensation    Stockholders     Deficit             Total
                       ----------   --------   -----------   ------------    -------------    --------------   ----------
Balance, December
  29, 2003             26,259,109   $  262.6   $ 203,075.4   $   (1,835.8)   $    (2,724.8)   $   (173,768.2)  $ 25,009.2

Stock compensation                                 2,009.6          758.4                                         2,768.0
Exercise of warrants        3,424         --                                                                           --
Exercise of options       178,022        1.8         398.1                                                          399.9
Issuance of common
  stock                 4,284,403       42.8      19,566.3                                                       19,609.1
Reserve for notes
receivable from
stockholders                                                                       1,472.0                        1,472.0
Net loss                                                                                           (12,089.3)   (12,089.3)

Balance, September     ----------   --------   -----------   ------------    -------------    --------------   ----------
  27, 2004             30,724,958   $  307.2   $ 225,049.4   $   (1,077.4)   $    (1,252.8)   $   (185,857.5)  $ 37,168.9
                       ==========   ========   ===========   =============   ==============   ===============  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                   Cosi, Inc.
                     Consolidated Statements of Cash Flows
   For the Nine Month Periods Ended September 27, 2004 and September 29, 2003
                             (dollars in thousands)


                                                                                 September 27, 2004      September 29, 2003
                                                                                 ------------------      ------------------
                                                                                     (Unaudited)             (Unaudited)

Cash flows from operating activities:
   Net loss                                                                      $       (12,089.3)     $        (20,450.5)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                        5,050.5                 5,815.8
      Amortization of deferred financing costs                                                  --                    62.1
      Non-cash portion of asset impairments and disposals                                    380.5                 5,293.9
      (Recovery) provision for bad debts                                                     (58.7)                   27.0
      Stock compensation expense                                                           2,768.0                   493.1
      Non-cash employee severance                                                               --                    43.1
      Reserve on notes receivable from stockholders                                        1,472.0                      --
      Changes in operating assets and liabilities:
         Accounts receivable                                                                (223.7)                  269.7
         Inventories                                                                          35.2                   316.3
         Other assets                                                                         62.1                  (751.5)
         Prepaid expenses and other current assets                                           815.4                   721.3
         Accounts payable                                                                 (2,929.1)               (4,728.2)
         Accrued liabilities                                                                (444.4)                3,445.5
         Accrued contractual lease increases                                                 (85.1)                  436.7
         Lease termination accrual                                                        (1,044.6)               (1,025.8)
                                                                                 ------------------      ------------------
            Net cash used in operating activities                                         (6,291.2)              (10,031.5)

Cash flows used in investing activities:
   Capital expenditures                                                                   (2,740.9)               (3,571.6)
   Purchases of investments                                                               (9,938.2)                     --
   (Payment) return of security deposits                                                    (340.9)                  290.5
                                                                                 ------------------      ------------------
            Net cash used in investing activities                                        (13,020.0)               (3,281.1)

Cash flows provided by financing activities:
   Proceeds from issuance of common stock                                                 20,009.0                      --
   Principal payments on capital lease obligations                                            (1.4)                 (118.0)
   Proceeds from long-term debt plus related warrants and accrued interest                      --                 4,500.0
   Principal payments on long-term debt                                                      (44.0)                 (862.7)
                                                                                 ------------------      ------------------
            Net cash provided by financing activities                                     19,963.6                 3,519.3
                                                                                 ------------------      ------------------

Net increase (decrease) in cash and cash equivalents                                         652.4                (9,793.3)
Cash and cash equivalents, beginning of period                                             7,957.0                13,032.3
                                                                                 ------------------      ------------------
Cash and cash equivalents, end of period                                         $         8,609.4       $         3,239.0
                                                                                 ==================      ==================

Supplemental disclosures of cash flow information: Cash paid for:
   Interest                                                                      $            48.0       $           229.2
                                                                                 ==================      ==================
   Corporate franchise and income taxes                                          $           145.1       $           134.6
                                                                                 ==================      ==================

The accompanying notes are an integral part of the consolidated financial statements.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the financial statements reflect all adjustments that are necessary for a fair presentation of the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

The balance sheet at December 29, 2003 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The results for the three and nine month periods ended September 27, 2004 may not be indicative of the results for the fiscal year.

This Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2003, as filed with the Securities and Exchange Commission ("SEC").

Note B - Investments

During the nine month period ended September 27, 2004, we purchased certain debt securities as investments. These investments consist of United States government agency notes with original maturities of greater than 30 days at the date of purchase.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 Accounting for Certain Investments in Debt and Equity Securities, and based on our intentions regarding these instruments, we classify all marketable debt securities as held-to-maturity and account for these investments at amortized cost. The amortized principal amount of investments at September 27, 2004 was $9.9 million and the weighted average interest rate was 1.76%. The amortized principal amount approximates fair value at September 27, 2004. We determined the fair value of our investments in debt securities based upon public market rates. All investments held at September 27, 2004 mature within one year.

Note C - Stock-Based Compensation

We comply with the disclosure only provisions of SFAS No. 123, Accounting for Stock Based Compensation. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The provisions of SFAS 123 encourage entities to adopt a fair value based method of accounting for stock compensation plans; however, these provisions also permit the Company to continue to measure compensation costs under pre-existing accounting pronouncements. Pursuant to SFAS 123, the Company has elected to continue the accounting set forth in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and to provide the necessary pro forma disclosures.

The following illustrates the pro forma effect on net loss attributable to common stock and net loss per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

Note C - Stock-Based Compensation (continued)

                                                      Three Month Periods Ended           Nine Month Periods Ended
                                                    September 27,     September 29,     September 27,     September 29,
                                                        2004              2003              2004              2003
                                                     (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

Net loss as reported                              $     (3,962.8)   $     (2,536.5)   $    (12,089.3)   $    (20,450.5)

Add: Stock-based compensation expense (benefit)
included in reported net loss                             (979.3)               --           2,009.6              43.1

Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards                                     (671.7)            (43.2)         (1,925.0)           (844.5)
                                                  --------------    --------------    --------------    --------------
Pro forma net loss                                $     (5,613.8)   $     (2,579.7)   $    (12,004.7)   $    (21,251.9)
                                                  ==============    ==============    ==============    ==============

Net loss per common share: basic and diluted
As reported                                       $        (0.13)   $        (0.14)   $        (0.42)   $        (1.20)
Pro forma                                         $        (0.18)   $        (0.15)   $        (0.41)   $        (1.25)


The pro forma amounts are not representative of the effects on reported earnings for future periods.

Pursuant to a stock option repricing approved by shareholders on December 29, 2003, 1,246,164 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per common share. In accordance with APB 25, we have recorded income for the three months ended September, 2004 of approximately $1.0 million resulting from a decrease in our stock price from $6.05, as of the close of business on June 28, 2004, to a stock price of $5.23, as of the close of business on September 27, 2004, as well as a decrease in the number of repriced options outstanding due to forfeitures and exercises during the quarter. For the nine month period ended September 27, 2004, we have recorded an expense of approximately $2.0 million resulting from an increase in our stock price from $2.26, as of the date of the repricing, to a stock price of $5.23, as of the close of business on September 27, 2004. We may be required to record additional adjustments in the future, that may be material, depending upon the movement of our stock price. Potential forfeitures of repriced options may occur for those employees who have not relocated to our new corporate headquarters in Deerfield, Illinois. For those forfeitures, we will reverse the stock compensation expense recorded in previous quarters related to the unvested portion of those options in the period that the forfeitures become effective.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

NOTE D - Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following:

                                           September 27,      December 29,
($ in 000's)                                   2004              2003
                                           -------------      ------------

Leasehold improvements                        33,204.3          32,978.7
Furniture and fixtures                         9,260.9           9,139.6
Restaurant equipment                          13,263.7          13,172.9
Computer and telephone equipment               8,248.7           7,862.5
Construction in progress                       1,661.9             126.1
                                           -------------      ------------
                                              65,639.5          63,279.8

Less: accumulated depreciation and
amortization                                 (34,755.6)        (29,705.8)

Net property, equipment and leasehold
                                           -------------      ------------
improvements                                  30,883.9          33,574.0
                                           =============      ============

Restaurant Impairment Charges:

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be disposed of, and APB Opinion No. 30, Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. In accordance with SFAS 144 and previously under SFAS 121, impairment losses are recorded on long-lived assets on a restaurant by restaurant basis whenever impairment factors are determined to be present. We consider a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. We generally determine whether a restaurant location is impaired based on expected undiscounted cash flows, primarily for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. During the first quarter of fiscal 2004, we identified one unit that has been impaired and recorded a charge of approximately $0.4 million. In addition, we recorded a charge of $0.1 million related to the write-down on the disposal of fixed assets. During the nine month period ended September 29, 2003, we recorded an asset impairment charge of $3.8 million (related to 9 restaurants). In addition, we recorded a charge of $0.6 million to reflect the writedown of fixed assets associated with the closure of three underperforming restaurants as well as a charge of approximately $1.3 million to reflect the write-off of construction in progress on 25 restaurants which were in the company's development pipeline, but were cancelled.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

Note E - Accrued Liabilities

Accrued liabilities consist of the following:



                                           September 27,     December 29,
($ in 000's)                                   2004             2003
                                           -------------     ------------

Payroll and related benefits and taxes     $   1,444.7       $   1,756.2
Professional and legal costs                     707.7             407.3
Taxes payable                                    598.5             816.2
Severance payable - current portion            1,060.3           1,485.4
Rent obligations (1)                             695.8             562.2
Unearned revenue                                 545.9             566.8
Health insurance                                 380.3             397.7
Security deposits                                170.0              45.0
Other                                          1,505.6           1,121.6
                                           -------------     ------------
Accrued liabilities                        $   7,108.8       $   7,158.4
                                           =============     ============

(1) Additional rent obligations recorded in other long-term liabilities


Note F - Long-Term Debt

Notes Payable:

We had a credit facility in the original amount of $3 million under a Master Loan and Security Agreement dated October 28, 1999 (the "Equipment Loan Credit Facility"). The proceeds were required to be used for the purchases of equipment. Borrowings were secured by the equipment purchased. Each borrowing under the Equipment Loan Credit Facility was payable over 36 months and the interest rate was determined at the time of the borrowing. Warrants to purchase shares of common stock were issued in connection with the Equipment Loan Credit Facility. The warrants entitle the holder to acquire 7,261 shares of our common stock for $14.875 per share. As of September 27, 2004, $91,849 was outstanding under the facility. A payment of $91,849 was made in the fourth quarter of fiscal 2004.

We have an outstanding note payable of approximately $84,000. The note is due March 2007 and requires monthly payments of $3,097, which commenced in May 1998, and accrues interest at a rate of 10% per year.

In 2001, we entered into a settlement agreement involving a trademark dispute. Under that agreement, we are obligated to make annual payments of $25,000 per year through 2011. The present value of those future payments is included in Long-Term Debt in the accompanying balance sheet.

NOTE G - Earnings Per Share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. In-the-money stock options and warrants to purchase an aggregate of 3,424,442 and 1,269,295 shares of common stock were outstanding at September 27, 2004 and September 29, 2003, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and hence, the impact would be anti-dilutive.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

NOTE H- Lease Termination Costs

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for any restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002. During the third quarter of fiscal 2004, we recorded a $0.4 million charge for lease termination costs due primarily to three restaurants closed during and subsequent to the third quarter of fiscal 2004.During the first nine months of fiscal 2004, we recognized approximately $1.3 million of lease termination income related to the reversal of certain lease termination accruals, which was partially offset by charges of approximately $0.9 million resulting in a net reversal of approximately $0.4 million.

We announced previously that the Board of Directors had concluded that our financial performance would be strengthened by closing in an orderly fashion as many as thirteen of our restaurants, three of which were closed in the first quarter of fiscal 2003, three of which were closed in the third quarter of fiscal 2003, two of which were closed in the fourth quarter of fiscal 2003, one of which closed in the first quarter of fiscal 2004, one of which closed in the second quarter of fiscal 2004 and two of which were closed in the third quarter of fiscal 2004. Subsequent to the third quarter, the last remaining store on the disposition list was closed.

Future store closings, if any, may result in additional lease termination charges. Charges for lease termination costs will be dependent on our ability to improve operations in those stores. If unsuccessful, lease termination costs will be determined through negotiating acceptable terms with its landlords to terminate the leases for those units, and also on our ability to locate acceptable sub-tenants or assignees for the leases at those locations.

NOTE I - Contingencies

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

On February 5, 2003, a purported shareholder class action complaint was filed in the United States District Court for the Southern District of New York (the "Court"), alleging that we and various of our officers and directors and the underwriter of our IPO violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by misstating, and by failing to disclose, certain financial and other business information (Sheel Mohnot v. Cosi, Inc., et al., No. 03 CV 812). At least eight additional class action complaints with substantially similar allegations were later filed. These actions have been consolidated in In re Cosi, Inc. Securities Litigation (collectively, the "Securities Act Litigation"). On July 7, 2003, lead plaintiffs filed a Consolidated Amended Complaint, alleging on behalf of a purported class of purchasers of our stock allegedly traceable to our November 22, 2002 IPO, that at the time of the IPO, our offering materials failed to disclose that the funds raised through the IPO would be insufficient to implement our expansion plan; that it was improbable that we would be able to open 53 to 59 new restaurants in 2003; that at the time of the IPO, we had negative working capital and therefore did not have available working capital to repay certain debts; and that the principal purpose for going forward with the IPO was to repay certain existing shareholders and members of the Board of Directors for certain debts and to operate our existing restaurants.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

NOTE I - Contingencies, continued

The plaintiffs in the Securities Act Litigation generally seek to recover recessionary damages, expert fees, attorneys' fees, costs of Court and pre and post judgment interest. Based on the allegations set forth in the complaint, we believe that the amount of recessionary damages that could be awarded to the plaintiffs, if a judgment is rendered against us, would not exceed approximately $24 million. In addition, the underwriter is seeking indemnification from us for any damages assessed against it in the Securities Act Litigation. On August 22, 2003, lead plaintiffs filed a Second Consolidated Amended Complaint, which was substantially similar to the Consolidated Amended Complaint. The Securities Act Litigation is at a preliminary stage, and we believe that we have meritorious defenses to these claims, and intend to vigorously defend against them.

On September 22, 2003, we filed motions to dismiss the Second Consolidated Amended Complaint in the Securities Act Litigation. Plaintiffs filed their opposition to our motions to dismiss on October 23, 2003. We filed reply briefs on November 12, 2003.

On July 30, 2004, the Court granted plaintiffs permission to replead their complaint against us. On September 10, 2004, plaintiffs filed their Third Consolidated Amended Complaint. Plaintiffs abandoned their claim that we misled investors about our ability to execute our growth plans. Instead, plaintiffs claim that our offering materials failed to disclose that, at the time of the IPO, we were researching the possibility of franchising our restaurants. On October 12, 2004, we filed a motion to dismiss plaintiffs' Third Consolidated Amended Complaint. Plaintiffs' opposition to the motion to dismiss is due November 19, 2004.

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

NOTE J - Restricted Stock

On June 26, 2003, we entered into an employment agreement with William D. Forrest. Pursuant to the agreement, Mr. Forrest will serve as Executive Chairman for three years ending on March 31, 2006. In consideration for Mr. Forrest's service as our Executive Chairman, we issued 1,156,407 shares of our authorized but unissued common stock, representing 5% of our outstanding common stock on a fully diluted basis (assuming all outstanding options and warrants are exercised) to Mr. Forrest on June 26, 2003. Pursuant to the December 29, 2003 completion of the rights offering, we issued an additional 522,064 shares to Mr. Forrest such that Mr. Forrest's ownership of us, on a fully diluted basis, remained at 5%. Mr. Forrest's rights in the shares vest as follows: (i) 25% of the shares vested upon issuance; (ii) 25% of the shares vested on April 1, 2004; and (iii) on the last day of each month, commencing with April 2004, and ending on March 2006, 2.08% of the shares will vest, and an additional .08% of the shares will vest on March 31, 2006, provided that at the end of each month the agreement is still in effect. All shares not vested will fully vest upon the termination of this agreement by us without cause (as defined in the agreement), or upon a change of control (as defined in the agreement). If Mr. Forrest is terminated by us for cause (as defined in the agreement), all unvested shares will be forfeited. Mr. Forrest agreed that, during the term of the agreement and for a period of 12 months thereafter, he will not compete with us or solicit its employees. The value of Mr. Forrest's shares, based on the closing price of our common stock on the dates of the grants, was $2,729,439, which was recorded as deferred stock compensation within stockholder's equity. Amortization of deferred stock compensation expense of approximately $758,400 for the nine month period ended September 27, 2004 is included in stock compensation expense in the accompanying consolidated statements of operations. The remaining balance is being amortized as stock compensation expense evenly over the remaining life of Mr. Forrest's employment. On February 9, 2004, we and Mr. Forrest executed an addendum to the agreement when Mr. Forrest agreed to serve as our Executive Chairman on a full-time basis. The addendum provides for an annual salary of $350,000 and grants of stock options to Mr. Forrest.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

NOTE K - Private Placement

On April 30, 2004, we issued 3,550,000 shares of common stock to a limited number of institutional investors at a price of $5.65 per share pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended. This issuance provided us with gross proceeds of approximately $20.0 million.

Pursuant to the Securities Purchase Agreement relating to the private placement, we filed a registration statement with the SEC covering the resale of the shares purchased in the private placement. The registration statement was declared effective by the SEC on August 11, 2004.

In January 2004, pursuant to an investment agreement, a shareholder purchased an additional 693,963 shares for approximately $1.0 million.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We currently own and operate 90 fast casual restaurants in fourteen states and the District of Columbia, including six stores opened within Federated Department Stores subsequent to the end of the third quarter. Cosi restaurants are all day cafes that feature signature bread, salads and coffee products in an environment we adjust appropriately throughout the day. The majority of our restaurants offer breakfast, lunch, afternoon coffee, dinner and dessert menus.

We currently operate our restaurants in two formats: Cosi and Cosi Sandwich Bar. The majority of our restaurants offer breakfast, lunch and afternoon coffee in a counter service format. Cosi Sandwich Bar restaurants, which are located in non residential central business districts, close for the day in the early evening, while Cosi restaurants offer dinner and dessert in a casual dining atmosphere. The atmosphere of Cosi is appropriately managed for each day part by changing the music and lighting throughout the day. Our restaurants are designed to be welcoming and comfortable, featuring oversized sofas, chairs and tables, and faux painted walls. The design scheme of our counters and bars, menu boards as well as condiment counters and server stations incorporate warm colors and geometric patterns, intended to create a comfortable environment that can be easily identified by our customers.

Our objective is to build a nationwide system of distinctive restaurants that generate attractive unit economics by appealing to a broad range of customers. In fiscal 2003, we announced our intention to incorporate a franchising and area developer model into our business strategy. In fiscal 2003, we conducted a study of our target customers and their geographic distribution to determine our market potential in different real estate sites. We determined that our target customer base skewed towards females, metro elites and upscale suburbanites, primarily adults 18-24 years of age without children. We utilized these results to determine our overall market potential. As a result, we believe we can more accurately assess the viability of different real estate sites. Our study suggested the potential for up to 1,400 units in the top 25 markets and up to 1,900 units in the top 75 markets. We also developed a store design prototype that improves our customers' experience. This prototype was unveiled in Avon, CT in March 2004.

During fiscal 2004, we launched our franchising program. We have completed our franchise offering circular and are currently eligible to offer franchises in 44 states. We will seek to offer Cosi franchises to area developers and individual franchise operators. The initial franchise fee, payable to Cosi, for an area developer is $40,000 for the first restaurant and $35,000 for each additional restaurant. The initial franchise fee, payable to Cosi, for an individual franchise operator is $40,000 for the first restaurant and $35,000 for each additional restaurant.

The Company believes that offering Cosi franchised restaurants to area developers and individual franchisees offers attractive economics. By franchising, we believe we will be able to increase the presence of Cosi restaurants in various markets throughout the country and generate additional revenue without the large upfront capital commitments and risk associated with opening company-owned restaurants. Subsequent to the end of the third quarter of fiscal 2004, we entered into definitive agreements with two franchisees.

We expect that company owned restaurants will always be an important part of our new restaurant growth. We also believe that incorporating a franchising and area developer model into our strategy will position us to maximize the market potential for the Cosi brand consistent with our available capital, thus maximizing stockholder value.

Additionally, we previously announced a foodservice partnership with Federated Department Stores. In the initial phase of the agreement, Cosi plans to open ten restaurants in some of their largest stores, including locations in Seattle, Atlanta, Miami and Memphis. Subsequent to the end of the third quarter of fiscal 2004, we opened six restaurants with Federated Department Stores, three in Florida, two in Georgia and one in Tennessee.

We closed four restaurants and did not open any new restaurants during the nine month period ended September 27, 2004. Six new restaurants were opened and eight restaurants were closed during the nine month period ended September 29, 2003. As of September 27, 2004 we operated 85 restaurants. Subsequent to the third quarter, one additional restaurant was closed and six restaurants were opened within Federated Department Stores locations.


CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and the notes to our consolidated financial statements contain information that is pertinent to management's discussion and analysis of financial conditions and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. We believe the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts.

Long lived assets: Statement of Financial Accounting Standards ("SFAS") 144, Accounting for the Impairment or Disposal of Long Lived Assets, supercedes SFAS 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS 144 requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144, and previously SFAS 121, has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level and record an impairment loss whenever we determine impairment factors are present. We have developed and implemented an operational improvement plan, and we undertake impairment reviews periodically. We consider a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. A lack of improvement at the restaurants we are monitoring, or deteriorating results at other restaurants, could result in additional impairment charges. Historically, we have not recorded material additional impairment charges subsequent to the initial determination of impairment. During the nine month period ended September 27, 2004, we identified one unit that had been impaired and recorded a charge of approximately $0.4 million and also recorded a charge of $0.1 million related to the write-down on the disposal of fixed assets.

Lease termination costs: For all exit activities prior to December 31, 2002, we estimated our likely liability under contractual leases for restaurants that have been, or will be, closed. Such estimates have affected the amount and timing of charges to operating results that have been significant in recent years and are impacted by management's judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for any restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002. During the first nine months of fiscal 2004, the Company recognized $1.3 million of lease termination income related to the reversal of certain lease termination accruals deemed no longer required, which was partially offset by charges of $0.9 million resulting in a net reversal of approximately $0.4 million.

Stock options: In December 2002, the FASB issued SFAS 148, Accounting for Stock Based Compensation Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002, and have been incorporated into the accompanying financial statements and footnotes. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Pursuant to a stock option repricing approved by shareholders on December 29, 2003, 1,246,164 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per share. In accordance with APB 25, these options are subject to variable accounting, which resulted in recording income in the amount of approximately $1.0 million during the third quarter of fiscal 2004 and year to date a charge of approximately $2.0 million for fiscal 2004. Adjustments recorded in the future may be material depending upon the movement in the stock price.

Property and Equipment: Our property and equipment is stated at cost. We compute depreciation and amortization of property and equipment on a straight-line basis over the estimated useful lives of the related assets. We amortize leasehold improvements over the shorter of the estimated useful life or term of the lease.

Income taxes: We have recorded a full valuation allowance to reduce our deferred tax assets related to net operating loss carry forwards. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets.

NET SALES

Our sales are composed almost entirely of food and beverage sales.

COMPARABLE RESTAURANT SALES

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. At September 27, 2004 and September 29, 2003, there were 85 and 66 restaurants in our comparable restaurant base, respectively.

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

General and administrative expenses. General and administrative expenses include all corporate and administrative functions that support our restaurants and provide an infrastructure to operate our business. Components of these expenses include executive management; supervisory and staff salaries, non-field bonuses and related taxes and employee benefits; travel; information systems; training; support center rent and related occupancy costs and professional and consulting fees. The salaries, bonus and employee benefits costs included as general and administrative expenses are generally more fixed in nature and do not vary directly with the number of restaurants we operate.

Stock compensation expense. Stock compensation expense includes the charge related to stock option repricing as well as the amortization of deferred compensation of restricted stock pursuant to an employment agreement with William D. Forrest, our Executive Chairman.

Depreciation and amortization Depreciation and amortization principally includes depreciation on restaurant assets.

Restaurant pre-opening expenses. Restaurant pre-opening expenses, which are expensed as incurred, include the costs of recruiting, hiring and training the initial restaurant work force, travel, the cost of food and labor used during the period before opening, the cost of initial quantities of supplies and other direct costs related to the opening of, or remodeling of, a restaurant.

RESULTS OF OPERATIONS

Our operating results for the three and nine month periods ended September 27, 2004 and September 29, 2003, expressed as a percentage of sales, were as follows:

                                                    Three Months Ended                  Nine Months Ended
                                              -------------------------------     -------------------------------
                                              September 27,     September 29,     September 27,     September 29,
                                                 2004               2003              2004              2003
                                              -------------     -------------     -------------     -------------
Net sales                                          100.0 %           100.0 %           100.0 %           100.0 %
Costs and expenses:
  Cost of goods sold                                24.9              27.3              25.2              28.0
  Restaurant operating expenses                     58.7              63.3              60.5              63.4
                                              -------------     -------------     -------------     -------------
  Total cost of sales                               83.6              90.6              85.7              91.4
General and administative expenses                  17.4              12.3              16.1              18.7
Corporate office relocation                          3.3                                 1.1
Stock compensation (benefit) expense                (2.8)              0.4               3.4               0.6
Depreciation and amortization                        5.9               6.8               6.2               7.1
Pre-opening expenses                                 0.4               0.1               0.2               0.5
Provision for losses on asset
  impairments and disposals                           --               1.2               0.6               6.9
Lease termination costs (benefit)                    1.3              (2.1)             (0.5)             (0.4)
                                              -------------     -------------     -------------     -------------

Operating loss                                      (9.1)             (9.3)            (12.8)            (24.8)
Other income (expense):
  Interest income                                    0.2                --               0.1               0.1
  Interest expense                                    --              (0.3)               --              (0.3)
  Reserve for stockholders
  notes receivables                                 (5.2)               --              (1.8)               --
  Other income                                        --               0.4              (0.2)              0.1
                                              -------------     -------------     -------------     -------------
Net Loss                                           (14.1) %           (9.2) %          (14.7) %          (24.9) %
                                              =============     =============     =============     =============


Net Sales

Net sales increased 2.3%, or $0.6 million, to $28.2 million in the third quarter of fiscal 2004, from $27.6 million in the comparable quarter last year. This increase was due primarily to an increase in comparable restaurant net sales partially offset by a decrease in net sales at locations closed during and subsequent to the third quarter of fiscal 2003. In the third quarter of fiscal 2004 comparable restaurant net sales increased 6.9% as compared to the third quarter of fiscal 2003. Also, our transaction count and average check in comparable restaurants was up 5.5% and 1.4%, respectively, compared to the same period last year. Net sales for the nine month period ended September 27, 2004 were comparable to the same period last year. For the nine month period ended September 27, 2004, comparable restaurant sales increased 5.2% as compared to the same period last year. Our transaction count and average check in comparable restaurants was up 3.7% and 1.5%, respectively, for the nine month period ended September 27, 2004 compared to the same period last year. The increase in comparable restaurant net sales for the nine month period ended September 27, 2004 were offset by decreases in net sales associated with the 12 restaurants closed since the beginning of fiscal 2003.

During the third quarter of 2003, we identified 22 restaurants that had insufficient profit contribution from the breakfast daypart. As a result, we closed those restaurants during the breakfast daypart. While these breakfast closures will have a negative impact on our sales growth going forward, we believe that the closures will improve our future profitability. However, there can be no assurances that this action will have a positive impact on our profitability. The breakfast daypart closure was part of an overall initiative to optimize our labor costs and has contributed to the decrease, as a percentage of sales, in restaurant operating expenses during fiscal 2004.

Costs and Expenses

Cost of goods sold. Cost of goods sold decreased by 6.6%, or $0.5 million, in the third quarter of fiscal 2004 as compared to the same period last year. As a percentage of net sales, cost of goods sold decreased to 24.9% of sales in the third quarter of fiscal 2004, from 27.3% in the comparable quarter of fiscal 2003. The decrease in cost of goods sold as a percentage of sales was due primarily to a refinement of our food and beverage purchasing process. We reduced cost of goods sold by becoming a primary source buyer and by reducing distribution charges. Moreover, to stabilize these savings and eliminate the risk of sudden movements in commodity food prices, we have entered into several purchasing agreements with our suppliers that include fixed pricing components based on defined quantity commitments over a period of time. We believe these purchasing agreements adequately insulate us from increases in most commodities prices. We also anticipate that any movement in commodity food prices will have a minimal effect, in the short term, on cost of goods sold as the majority of our purchases are covered by these purchasing agreements. For the year to date period ended September 27, 2004, cost of goods sold decreased $2.3 million, or 10.0%, to $20.7 million, from $23.0 million in the same period last year. As a percentage of net sales, cost of goods sold decreased to 25.2% of net sales in the nine month period ended September 27, 2004 from 28.0% in the same period last year. The decrease in cost of goods sold as a percentage of net sales was due primarily to the improvements in our purchasing process discussed above.

Restaurant operating expenses. Restaurant operating expenses decreased by $0.9 million, or 5.2%, to $16.5 million in the third quarter of fiscal 2004, from $17.4 million in the third quarter of fiscal 2003. This decrease is primarily due to the decrease in the number of restaurants in operation this year compared to last year. As a percentage of sales, restaurant operating expenses decreased to 58.7% of sales in the third quarter of fiscal 2004, from 63.3% in the third quarter of fiscal 2003. This decrease, as a percentage of sales, was primarily the result of improved labor scheduling and optimizing the deployment of employees during peak and non-peak hours as well as the closure of the breakfast daypart at 22 of our restaurants, as described above. Year-to-date, restaurant operating expenses decreased by $2.4 million, or 4.6%, to $49.7 million in the first nine months of fiscal 2004, from $52.1 for the same period last year. This decrease is primarily due to the decrease in the number of restaurants in operation this year compared to last year. As a percentage of sales, restaurant operating expenses decreased to 60.5% of sales for the nine month period ended September 27, 2004, from 63.4% in the comparable period last year. This decrease, as a percentage of sales was primarily due to decreases in our labor costs, as discussed above.

General and administrative costs. General and administrative expenses increased by 44.6%, or $1.5 million, to $4.9 million in the third quarter of fiscal 2004 as compared $3.4 million for the same period last year. As a percentage of net sales, general and administrative costs were 17.4% of net sales in the third quarter of fiscal 2004, as compared to 12.3% of net sales in the third quarter of fiscal 2003. Included in the third quarter results for fiscal 2003, was income of approximately $0.6 million resulting from the net reversal of a prior severance accrual. The increase in general and administrative expenses for the quarter was due primarily to approximately $0.5 million of costs related to our Sarbanes-Oxley 404 compliance work, higher legal costs related to financing activities, higher costs for insurance and employee placement fees. For the nine month period ended September 27, 2004, general and administrative costs decreased by 14.0%, or $2.1 million to $13.2 million from $15.3 million in the comparable period for fiscal 2003 due primarily to a one-time severance charge of $3.7 million in the first quarter of fiscal 2003.

Corporate office relocation. During the third quarter of fiscal 2004, we relocated our corporate office from New York, New York to Deerfield, Illinois and recorded approximately $0.9 million of expense for employee relocation, severance and travel associated with the move.

Stock compensation expense. During the third quarter of fiscal 2004, we recognized income of approximately $1.0 million in accordance with APB 25 Accounting for Stock Issued to Employees, associated with 1,246,164 options repriced as of December 29, 2003 partially offset by a charge for $0.2 million related to a restricted stock grant. For the nine month period ended September 27, 2004, we have recorded an expense of approximately $2.0 million in accordance with APB 25 Accounting for Stock Issued to Employees, associated with 1,246,164 options repriced as of December 29, 2003 as well as a charge for $0.8 million related to a restricted stock grant.

Depreciation and amortization. Depreciation and amortization decreased 11.2%, or $0.2 million, to $1.7 million in the third quarter of fiscal 2004, from $1.9 million in the third quarter of fiscal 2003. The decrease was primarily due to the closure of six restaurants since the end of the third quarter of 2003 and impairment charges recorded in the latter half of fiscal 2003 and the first quarter of fiscal 2004. As a percentage of net sales, depreciation and amortization decreased to 5.9% of sales in the third quarter of fiscal 2004, compared to 6.8% of sales in the third quarter of fiscal 2003. This decrease, as a percentage of sales, is primarily due to an increase in comparable store sales. For the nine month period ended September 27, 2004, depreciation and amortization decreased 13.2%, or $0.8 million, to $5.0 million during fiscal 2004, from $5.8 million in the same nine month period of fiscal 2003. The decrease was primarily due to the closure of twelve restaurants since the beginning of fiscal 2003 as well as impairment charges recorded in the latter half of fiscal 2003 and the first quarter of fiscal 2004. As a percentage of net sales, depreciation and amortization decreased to 6.2% for the first nine months of fiscal 2004, compared to 7.1% for the same period in fiscal 2003. The decrease, as a percentage of net sales, is due primarily to an increase in comparable store sales.

Restaurant pre-opening expenses. Restaurant pre-opening expenses were $0.1 million in the third quarter of fiscal 2004, due primarily to pre-opening payroll costs for the new stores associated with the foodservice partnership with Federated Department Stores. Pre-opening costs for the third quarter of fiscal 2003 were negligible. Year-to-date, restaurant pre-opening expenses were $0.2 million related to the aforementioned new stores associated with the foodservice partnership with Federated Department Stores. For the first nine months of fiscal 2003, pre-opening expenses were $0.4 million due primarily to new stores opened in the first quarter of fiscal 2003.

Loss on impairment of property and equipment and restaurant disposals. There were no restaurant impairment charges taken in the third quarter of fiscal 2004. During the third quarter of fiscal 2003, we recognized $0.3 million of asset impairment and store closure costs. For the nine month period ended September 27, 2004, we have recognized $0.5 million of asset impairment and store closure costs. This was due primarily to an impairment charge of $0.4 million related to one underperforming restaurant and closure costs of $0.1 million related to the closing of one underperforming restaurant. For the comparable nine month period of fiscal 2003, $5.7 million of asset impairment and store closure costs were recorded. Of this, approximately $0.6 million represents charges related to the closure of three under-performing restaurants during the first quarter, approximately $1.3 million were charges taken on twenty-five locations which were in our development pipeline but have been cancelled, and approximately $3.8 million represents impairment charges taken on eight underperforming restaurants.

Lease termination costs. For the third quarter of fiscal 2004, we recorded a $0.4 million charge for lease termination costs compared to $0.6 million of income recognized in the third quarter of 2003. The charge for the third quarter of fiscal 2004 was largely attributable to the three restaurants closed during and subsequent to the third quarter of fiscal 2004. For the third quarter of fiscal 2003, we recognized $0.6 million of income related to the reversal of certain lease termination accruals where we were able to exit the lease on more favorable terms than previously anticipated. For the nine month period ended September 27, 2004, we recognized $1.3 million of income related to the reversal of certain lease termination accruals, partially offset by $0.9 million of charges resulting in a net reversal for the nine month period of $0.4 million. For the nine month period ended September 29, 2003, we recognized $0.6 million of income related to the reversal of certain lease termination accruals partially offset by $0.3 million in charges resulting in a net income for the nine month period of $0.3 million.

We announced previously that our Board of Directors had concluded that the Company's financial performance would be strengthened by closing in an orderly fashion as many as thirteen of the Company's restaurants, three of which were closed in the first quarter of fiscal 2003, three of which were closed in the third quarter of fiscal 2003, two of which were closed in the fourth quarter of fiscal 2003, one of which closed in the first quarter of fiscal 2004, one of which closed in the second quarter of fiscal 2004 and two that closed during the third quarter of fiscal 2004. Subsequent to the third quarter of fiscal 2004, one additional restaurant was closed.

Reserve for notes receivable from stockholders. During the third quarter of fiscal 2004, we recorded a charge of approximately $1.5 million to establish a reserve for certain notes receivable from stockholders based on the market value of the common stock, as of September 27, 2004, that was pledged as collateral for the notes.

Interest income and expense. During the third quarters of fiscal 2004 and fiscal 2003, interest income was less than $0.1 million although slightly higher in fiscal 2004 as a result of interest income earned on short term investments. Interest expense was less than $0.1 million in the third quarters of fiscal 2004 and fiscal 2003. For the nine month period ended September 27, 2004 interest expense was less than $0.1 million as compared to $0.2 million in interest expense for the same period of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $8.6 million on September 27, 2004, compared with $8.0 million on December 29, 2003. Our working capital was $9.2 million on September 27, 2004, compared with a working capital deficit of $3.8 million as of December 29, 2003. Our principal requirements for cash are for funding working capital needs, financing construction of new restaurants within select Federated locations this year under the previously announced foodservice partnership with Federated Department Stores, Inc., maintaining or remodeling existing restaurants, funding the incorporation of a franchising and area developer model into our business strategy and supporting our plans for new stores in 2005. During fiscal 2004, we financed our capital requirements with the proceeds from our rights offering, which was completed in December 2003 and our private placement, which was completed in April 2004.

Net cash used in operating activities for the nine month period ended September 27, 2004 was $6.3 million, compared to $10.0 million for the nine month period ended September 29, 2003. The decrease in cash used in operating activities was due primarily to a decrease in our net loss of $8.4 million as compared to the first nine months of fiscal 2003 partially offset by an increase in accrued liabilities.

Total capital expenditures for the nine month period ended September 27, 2004 were $2.7 million, compared to expenditures of $3.6 million for the comparable period in fiscal 2003. Approximately 60% of the expenditures year-to-date for fiscal 2004 are for the new stores we expect to open with Federated Department Stores this year. We expect total capital expenditures of approximately $6.0 million for fiscal 2004 related to opening ten new stores in conjunction with our foodservice partnership with Federated Department Stores.

On December 29, 2003, we consummated a rights offering. We raised an aggregate of approximately $7.5 million ($6.8 million net cash proceeds) in cash from the sale of common stock in connection with the rights offering and pursuant to an investment agreement among us and certain investors that was approved by our stockholders at our 2003 Annual Meeting. We issued approximately 3.6 million shares of common stock pursuant to the rights offering. In addition, we issued approximately 1.4 million shares of common stock pursuant to the investment agreement and approximately 3 million shares of common stock pursuant to the conversion of $4.5 million of senior secured notes held by certain of the parties to the investment agreement in connection with the rights offering. In January 2004, pursuant to the investment agreement, a shareholder purchased an additional 693,963 shares for approximately $1.0 million.

On April 30, 2004, we issued 3,550,000 shares of common stock to a limited number of institutional investors at a price of $5.65 per share pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended. This issuance provided us with gross proceeds of approximately $20.0 million. Approximately $6 million of the cash proceeds from this private placement will be used to finance construction of new restaurants within select Macy's locations this year under the previously announced foodservice partnership with Federated Department Stores, Inc., and the balance will be applied to strengthen our balance sheet, support our plans for new stores in 2005, and provide for continued infrastructure improvements. This was the primary financing activity for the six months ended September 27, 2004. We purchased $9.9 million of investments with a portion of the proceeds of the private placement. Pursuant to the Securities Purchase Agreement relating to the private placement, the Company filed a registration statement with the SEC covering the resale of the shares purchased in the private placement. The registration statement was declared effective by the SEC on August 11, 2004.

We plan to fund our working capital needs, the capital requirements for the construction of the initial ten new restaurants associated with our agreement with Federated Department Stores, the maintenance of our existing restaurants and our franchising program primarily through our investments, cash and cash equivalents on hand at the beginning of the period and our expected internally generated cash flows produced by our restaurants. We anticipate that our current cash balances and expected internally generated cash flows will be sufficient to fund our cash requirements for the next twelve months.

Our cash resources, and therefore our liquidity, are highly dependent upon the level of internally generated cash from operations. If cash flows from our existing restaurants or cash flow from our new restaurants that we expect to open with Federated Department Stores do not meet our expectations or are otherwise insufficient to satisfy our cash needs or expansion plans, we may have to seek additional financing from external sources to continue funding our operations or close underperforming restaurants and reduce or cease our plans to open or franchise new restaurants. We cannot predict whether such financing will be available on terms acceptable to us, or at all.

Contractual Obligations:                             Payments Due by Period
                                                        (in thousands)
                          --------------------------------------------------------------------------
                                         Due 4th         Due              Due              Due
                             Total       Quarter     Fiscal 2005      Fiscal 2007         After
Description               Obligations     2004      to Fiscal 2006   to Fiscal 2008    Fiscal 2008
- ----------------------------------------------------------------------------------------------------
Long-term debt                  345.8       118.2            115.7             47.5             64.4

Operating leases (1)(2)      79,599.7     2,944.6         23,336.6         22,379.4         30,939.1

Employee severance            1,060.3       724.1            336.2               --               --

Purchase obligations          3,777.8     3,527.8            250.0               --               --
Total contractual cash       --------     -------         --------         --------         --------
obligations                  84,783.6     7,314.7         24,038.5         22,426.9         31,003.5
                             ========     =======         ========         ========         ========

(1) Amounts shown are net of $1.8 million of sublease rental income due under non-cancelable subleases.

(2) Includes approximately $3.0 million of obligations on leases for restaurants that have either been closed or are planned to be closed as of September 27, 2004.

We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally for ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some restaurant leases provide for contingent rental payments.

PURCHASE COMMITMENT

Currently, we have an exclusive coffee supply agreement with Coffee Bean International, Inc. ("Coffee Bean International") that requires us to purchase all contracted coffee products from Coffee Bean International. The agreement is effective through June 2005, but may be terminated by us or Coffee Bean International; provided that 180 days notice is given in advance of such termination.

We also have a long term beverage marketing agreement with the Coca Cola Company. Under the agreement, executed during fiscal 2002, we are obligated to purchase approximately 2.0 million gallons of fountain syrups at the then current annually published national chain account prices.

In addition, we have a contract with Maines Paper and Food Service ("Maines") as the broadline distributor that expires in January 2006. Maines supplies us with approximately 90% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Our market risk exposures are related to our cash, cash equivalents, investments and interest that we pay on our debt. We have no derivative financial instruments or derivative commodity instruments in our cash, cash equivalents and investments. We invest our excess cash in investment grade highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations. The impact of a hypothetical 1% change in interest rates would be immaterial.

All of our transactions are conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to foreign currency risk.

Item 4. Controls and Procedures

The Company's management, with the participation of the our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the third fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           Part II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

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

On February 5, 2003, a purported shareholder class action complaint was filed in the United States District Court for the Southern District of New York (the "Court"), alleging that we and various of our officers and directors and the underwriter of our IPO violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by misstating, and by failing to disclose, certain financial and other business information (Sheel Mohnot v. Cosi, Inc., et al., No. 03 CV 812). At least eight additional class action complaints with substantially similar allegations were later filed. These actions have been consolidated in In re Cosi, Inc. Securities Litigation (collectively, the "Securities Act Litigation"). On July 7, 2003, lead plaintiffs filed a Consolidated Amended Complaint, alleging on behalf of a purported class of purchasers of our stock allegedly traceable to our November 22, 2002 IPO, that at the time of the IPO, our offering materials failed to disclose that the funds raised through the IPO would be insufficient to implement our expansion plan; that it was improbable that we would be able to open 53 to 59 new restaurants in 2003; that at the time of the IPO, we had negative working capital and therefore did not have available working capital to repay certain debts; and that the principal purpose for going forward with the IPO was to repay certain existing shareholders and members of the Board of Directors for certain debts and to operate our existing restaurants.

The plaintiffs in the Securities Act Litigation generally seek to recover recessionary damages, expert fees, attorneys' fees, costs of Court and pre and post judgment interest. Based on the allegations set forth in the complaint, we believe that the amount of recessionary damages that could be awarded to the plaintiffs, if a judgment is rendered against us, would not exceed approximately $24 million. In addition, the underwriter is seeking indemnification from us for any damages assessed against it in the Securities Act Litigation. On August 22, 2003, lead plaintiffs filed a Second Consolidated Amended Complaint, which was substantially similar to the Consolidated Amended Complaint. The Securities Act Litigation is at a preliminary stage, and we believe that we have meritorious defenses to these claims, and intend to vigorously defend against them.

On September 22, 2003, we filed motions to dismiss the Second Consolidated Amended Complaint in the Securities Act Litigation. Plaintiffs filed their opposition to our motions to dismiss on October 23, 2003. We filed reply briefs on November 12, 2003.

On July 30, 2004, the Court granted plaintiffs permission to replead their complaint against us. On September 10, 2004, plaintiffs filed their Third Consolidated Amended Complaint. Plaintiffs abandoned their claim that we misled investors about our ability to execute our growth plans. Instead, plaintiffs claim that the our offering materials failed to disclose that at the time of the IPO, we were researching the possibility of franchising our restaurants. On October 12, 2004, we filed a motion to dismiss plaintiffs' Third Consolidated Amended Complaint. Plaintiffs' opposition to the motion to dismiss is due November 19, 2004.

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

Currently, there are no other material pending legal preceedings against us.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective May 17, 2004, we issued 4,448 shares of restricted common stock to each of our non-employee directors pursuant to the Amended and Restated Cosi, Inc. Non-Employee Director Stock Incentive Plan, which was approved at our 2004 Annual Meeting of Stockholders. On August 11, 2004, we issued 29,641 shares of restricted common stock in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, to a subscribing stockholder pursuant to our rights offering at $1.50 per share.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    --------

Exhibit Number             Description
- --------------             -----------

Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:
    -------------------

On July 29, 2004, we filed a Form 8-K/A that amended our Current Report on Form 8-K filed on June 18, 2004 that announced that our independent auditors, Ernst & Young would resign after their review of the Form 10-Q for the period ended June 28, 2004.

On August 3, 2004, we filed a Form 8-K that announced that the registration statement covering the resale of the 3,550,000 shares of common stock purchased in the private placement completed in April 2004 had not been declared effective by the SEC and that therefore; we were required to make a payment to the purchasers of approximately $190,000.

On August 6, 2004, we filed a Form 8-K/A that amended our Current Report on Form 8-K filed on June 18, 2004, as amended July 29, 2004 that announced that our independent auditors, Ernst & Young would resign after their review of the Form 10-Q for the period ended June 28, 2004.

On August 11, 2004, we filed a Form 8-K that announced our earnings for the second quarter of fiscal 2004 as well as announcing that the SEC had declared our registration statement as effective on August 11, 2004.

On August 12, 2004, we filed a Form 8-K that announced that we had engaged BDO Seidman, LLP as our independent registered public accountant for the fiscal year ended January 5, 2005.

On August 13, 2004, we filed a Form 8-K that announced that Ernst & Young had completed its review of our Form 10-Q for the period ended June 28, 2004 and that its resignation had become effective.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   COSI, INC.



Date: November 9, 2004       By: /s/ WILLIAM D. FORREST
                             --------------------------
                             William D. Forrest
                             Executive Chairman


Date: November 9, 2004       By: /s/ KEVIN ARMSTRONG
                             -----------------------
                             Kevin Armstrong
                             Chief Executive Officer


Date: November 9, 2004       By: /s/ CYNTHIA JAMISON
                             -----------------------
                             Cynthia Jamison
                             Chief Financial Officer (chief accounting officer)
                             Treasurer and Secretary