Form 10-K
period 2005-01-03
COSI INC
filed 2005-03-16
CIK 1171014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended January 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to
Commission File No. 000-50052
Cosi, Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1393745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1751 Lake Cook Road, Deerfield, Illinois 60015
Telephone Number (847) 597-8800
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Title of class
Common Stock
($.01 par value)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $130,695,458 as of June 28, 2004 based upon the closing price of the registrant’s common stock on the Nasdaq National Market reported for June 28, 2004. Shares of voting stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.
      31,447,382 shares of the registrant’s common stock were outstanding on March 3, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III of this Form 10-K incorporates certain information from the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders expected to be held on May 2, 2005. The definitive proxy statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days from the end of the Registrant’s fiscal year ended January 3, 2005.

PART I
Forward-Looking Statements
      We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions identify forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including those described at the end of Item 7 of this Report. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 1.	BUSINESS
General
      Cosi, Inc., a Delaware corporation incorporated in October 1999, engages in the business of operating premium convenience restaurants which sell high-quality sandwiches, freshly tossed salads, Cosi bagels, pizzas, S’mores and other desserts, and a variety of coffees along with other soft drink beverages, teas and alcoholic beverages. Our restaurants are located in a wide range of markets and trade areas, including business districts and residential communities in both urban and suburban locations. We believe that we have created significant brand equity in our markets and that we have demonstrated the appeal of our concept to a wide variety of customers.
      As of January 3, 2005 we operated 92 restaurants in 16 states and the District of Columbia, including eight restaurants and a coffee kiosk operated within Federated Department Stores under our foodservice partnership. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 hereof.
      Our internet website is www.getcosi.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form  10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (“SEC”). In addition, our internet website includes, among other things, our corporate governance principles, charters of various committees of the Board of Directors, and our code of business conduct and ethics applicable to all employees, officers and directors. Copies of these documents may be obtained free of charge from our internet website. Any stockholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Cosi, Inc., c/o Secretary, 1751 Lake Cook Road, Suite 600; Deerfield, Illinois 60015.
Business Strategy
      Our vision is to become a premier quality convenience national restaurant company by providing customers authentic, innovative, savory food while remaining an affordable luxury. We expect to achieve this vision by developing a national network of company-owned restaurants, franchised locations and partnership restaurants. We expect that restaurants we own will always be an important part of our new restaurant growth. Additionally, we believe that incorporating a franchising and area developer model into our strategy will position us to maximize the market potential for the Cosi brand in new markets. Currently, we have secured agreements with four area developers under our franchising program. Our partnership restaurants may expand either through our existing Federated Department Stores alliance or through the introduction of new partners.

We believe these three growth avenues will enable us to make effective use of our available capital and thus maximize stockholder value.
Cosi Product Offerings
      We offer proprietary bread and coffee products for all five dayparts — breakfast, lunch, afternoon coffee, dinner and dessert. Our food menu includes Cosi bagels, sandwiches, salads, soups, and appetizers, Warm n’ Cosi Meltstm, pizzas, S’mores and other desserts. Our beverage menu features a full line of coffee beverages, teas, Arctic smoothies, mochas and lattes, and our signature coffee cocktails.
      We periodically introduce new menu segments and products in order to keep our product offerings relevant to consumers in each daypart. New recipes are developed by our food and beverage team. These recipes are thoroughly evaluated, both internally and through consumer focus groups.
People
      On January 3, 2005, we operated 92 stores and had approximately 2,431 employees, of whom approximately 78 served in administrative or executive capacities, 220 served as restaurant management employees and 2,133 were hourly restaurant employees. None of our employees are covered by a collective bargaining agreement and we have never experienced an organized work stoppage or strike. We believe that our compensation packages are competitive and our relations with our employees are good.
Restaurant Operations
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
      Sales Forecasting. Each of the Regional Vice Presidents and their District Managers has real time access to sales forecast and actual sales information in their restaurants through our web based reporting system. This allows restaurant management teams to plan their staffing requirements on a weekly, daily and even hourly basis to effectively serve our customers.
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
      Our labor management system helps our managers control labor and ensures that staffing levels are appropriate to meet our service standards. This labor management system provides our multi-unit managers with performance reports on a real time basis that help them make staffing adjustments during the course of the week. All labor scheduling is approved by a district manager and unit level performance is reviewed weekly.
      For manager and support controllables, we use a fixed dollar budget standard that budgets by line item, resulting in more effective expenditure planning, tracking, and accountability, and providing for weekly performance measurements by our operating team.

      We believe that the combination of these structured restaurant operating systems and technologies allow our operators to focus their time more effectively on the day-to-day drivers of our business.
Management Information Systems
      We use a select group of service providers to supplement our information technology infrastructure. This provides us access to up-to-date technology and the flexibility to adjust service levels as needed. Our strategy includes utilizing web-based technology to provide timely information to operate the business.
      The systems are structured for the integration of data from the point-of-sale and back office modules in the restaurants, to the company’s financial and inventory management systems. Key information relating to restaurant operations is uploaded onto a secure web site five times a day for review and pre-selected reports are distributed to our operations team electronically.
      We have a disaster recovery plan in place for all critical hardware, software, data and related processes. The plan encompasses scheduled back ups, off-site storage, security, data integrity and redundant facilities.
Purchasing
      We have relationships with some of the country’s leading food and paper providers to provide our restaurants with high quality proprietary food items at competitive prices. We source and negotiate prices directly with these suppliers and distribute these products to our restaurants primarily through one distributor. We do not utilize a commissary system. Our inventory control system allows each restaurant to place orders electronically with our master distributor and then transmit the invoice electronically to our accounts payable system. Our scalable system eliminates duplicate work and we believe gives our management tight control of costs while ensuring quality and consistency across all restaurants.
      We purchase coffee through a single supplier, Coffee Bean International, Inc. (“Coffee Bean International”), under an agreement that expires in June 2005. In the event of a business interruption, Coffee Bean International is required to utilize the services of a third party roaster to fulfill its obligations. If the services of a third party roaster are used, Coffee Bean International will guarantee that the pricing formula and product fulfillment standards stated in our contract will remain in effect throughout such business interruption period. Either party may terminate the agreement upon 180 days written notice.
      During fiscal 2002, we entered into a beverage marketing agreement with the Coca-Cola Company. Under this agreement, we are obligated to purchase approximately 2.0 million gallons of fountain syrups at annually published national chain account prices. In addition, we received approximately $600,000 in allowances under this agreement, which is being recognized ratably based on actual products purchased. We may receive additional amounts under the agreement if certain purchase levels are achieved. No additional amounts were received in fiscal 2004 or 2003.
      Currently, we do not have any long-term contracts with suppliers other than the beverage marketing agreement noted above. However, we do have a contract with Maines Paper and Food Service, Inc. (Maines) as the master distributor that expires in January 2006. Maines supplies us with approximately 90% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers.
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
Intellectual Property
      We have the following U.S. Trademark registrations: “COSI,” “Totally Toasted Almond Mocha,” “Mocha Kiss,” “Squagels,” “Xando,” our sun and moon logo, “Wake Up Call to Last Call,” “Symphony Blend,” “King of Hearts Blend,” “Xandwich,” “Generation XO,” “Cosi Corners,” and “Warm ‘n Cosi Melts.” We have a U.S. Trademark application pending for “Cosi Downtown.” “Arctic” is an unregistered trademark.
      We have registered the trademark “COSI” in seven foreign jurisdictions with respect to goods and services. We also have applications pending for registration for the trademark “COSI” in four other foreign jurisdictions
Governmental Regulation
      Our restaurants are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building, construction and zoning requirements, franchising and the preparation and sale of food and alcoholic beverages. In addition, our facilities are licensed and subject to regulation under state and local fire, health and safety codes.
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
      We are subject to “dram shop” statutes in the states in which our restaurants are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in the restaurant industry. Although we are covered by insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on us.
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

Item 2.	PROPERTIES
      Our principal executive offices are located at 1751 Lake Cook Road, Suite 600, Deerfield, Illinois 60015. The lease for our executive offices is for three years expiring in September 2007. We believe the offices are adequate to accommodate our anticipated growth.
      All of our restaurants are located on leased properties. Each lease typically has a 10-year base rent period, with various renewal options. Each lease requires a base rent, and some locations provide for contingent rental payments. At most locations, we reimburse the landlord for a proportionate share of either the landlord’s taxes or yearly increases in the landlord’s taxes.
      The nine restaurants we opened in fiscal 2004 under our foodservice partnership with Federated Department Stores, Inc. operate under restaurant license agreements. These agreements are for an initial one year term with multiple renewal options. The agreements also provide for contingent rental payments.
      The following table depicts existing restaurants, by region as of January 3, 2005:

Street Address	City	Date Opened	Format

NORTHEAST
338 Elm Street	New Haven, CT	March 1996	Cosi
38 East 45th Street	New York, NY	February 1997	Cosi Downtown
2160 Broadway	New York, NY	May 1997	Cosi
11 West 42nd Street	New York, NY	June 1997	Cosi Downtown
60 East 56th Street	New York, NY	September 1997	Cosi Downtown
3 World Financial Center	New York, NY	January 1998	Cosi Downtown
504 Avenue of the Americas	New York, NY	March 1998	Cosi
55 Broad Street	New York, NY	March 1998	Cosi Downtown
54 Pine Street	New York, NY	May 1998	Cosi Downtown
1633 Broadway	New York, NY	July 1998	Cosi Downtown
61 West 48th Street	New York, NY	August 1998	Cosi Downtown
133 Federal Street	Boston, MA	October 1998	Cosi Downtown
257 Park Avenue South	New York, NY	February 1999	Cosi
685 Third Avenue	New York, NY	June 1999	Cosi Downtown
53 State Street	Boston, MA	May 1999	Cosi Downtown
14 Milk Street	Boston, MA	July 1999	Cosi Downtown
970 Farmington Avenue	W. Hartford, CT	August 1999	Cosi
461 Park Avenue South	New York, NY	January 2000	Cosi
50 Purchase Street	Rye, NY	March 2000	Cosi
841 Broadway	New York, NY	September 2000	Cosi
15 S. Moger Avenue	Mt. Kisco, NY	December 2000	Cosi
545 Washington Boulevard	Jersey City, NJ	May 2001	Cosi Downtown
77 Quaker Ridge Road	New Rochelle, NY	November 2001	Cosi
1298 Boston Post Road	Larchmont, NY	December 2001	Cosi
471 Mount Pleasant Road	Livingston, NJ	September 2002	Cosi
29 Washington Street	Morristown, NJ	December 2002	Cosi
498 7th Avenue	New York, NY	December 2002	Cosi
385 West Main Street	Avon, CT	December 2002	Cosi
51 East Pallisade	Englewood, NJ	February 2003	Cosi
700 6th Avenue	New York, NY	February 2003	Cosi

Street Address	City	Date Opened	Format

MID-ATLANTIC
234 South 15th Street	Philadelphia, PA	September 1996	Cosi
325 Chestnut Street	Philadelphia, PA	April 1997	Cosi
1350 Connecticut Avenue	Washington, DC	September 1997	Cosi
1128 Walnut Street	Philadelphia, PA	December 1997	Cosi
140 South 36th Street	Philadelphia, PA	August 1998	Cosi
1647 20th Street NW	Washington, DC	August 1998	Cosi
761 Lancaster Avenue	Bryn Mawr, PA	September 1998	Cosi
3003 N. Charles Street	Baltimore, MD	December 1998	Cosi(a)
301 Pennsylvania Avenue SE	Washington, DC	March 1999	Cosi
2050 Wilson Boulevard	Arlington, VA	April 1999	Cosi
215 Lombard Street	Philadelphia, PA	May 1999	Cosi
1700 Pennsylvania Avenue	Washington, DC	August 1999	Cosi Downtown
1700 Market Street	Philadelphia, PA	September 1999	Cosi Downtown
700 King Street	Alexandria, VA	May 2000	Cosi
700 11th Street	Washington, DC	May 2000	Cosi
4250 Fairfax Drive	Arlington, VA	June 2000	Cosi
1919 M Street	Washington, DC	September 2000	Cosi
1001 Pennsylvania Avenue NW	Washington, DC	October 2000	Cosi Downtown
201 South 18th Street	Philadelphia, PA	October 2000	Cosi
7251 Woodmont Avenue	Bethesda, MD	December 2000	Cosi
11909 Democracy Drive	Reston, VA	May 2001	Cosi
1501 K Street NW	Washington, DC	December 2001	Cosi Downtown
1875 K Street	Washington, DC	July 2002	Cosi Downtown
601 Pennsylvania Ave. NW	Washington, DC	September 2002	Cosi
1275 K Street	Washington, DC	September 2002	Cosi
295 Main Street	Exton, PA	November 2002	Cosi
5252 Wisconsin Ave, NW	Washington, DC	December 2002	Cosi
177 Kentlands Blvd	Gaithersburg, MD	January 2003	Cosi
1333 H Street, NW	Washington DC	January 2003	Cosi Downtown
MID-WEST
116 S. Michigan Avenue	Chicago, IL	September 2000	Cosi
55 E. Grand Street	Chicago, IL	October 2000	Cosi
230 W. Washington Street	Chicago, IL	November 2000	Cosi Downtown
203 North LaSalle Street	Chicago, IL	May 2001	Cosi Downtown
301 South State Street	Ann Arbor, MI	May 2001	Cosi
1101 Lake Street	Oak Park, IL	June 2001	Cosi
101 North Old Woodward Avenue	Birmingham, MI	August 2001	Cosi
4074 The Strand West	Columbus, OH	October 2001	Cosi
25 E. Hinsdale	Hinsdale, IL	December 2001	Cosi
8775 N. Port Washington Road	Fox Point, WI	December 2001	Cosi
230 West Monroe Street	Chicago, IL	May 2002	Cosi Downtown
301 East Grand River Avenue	East Lansing, MI	May 2002	Cosi
30995 Orchard Lake Road	Farmington Hills, MI	July 2002	Cosi

Street Address	City	Date Opened	Format

84 W. Adams Road	Rochester Hills, MI	September 2002	Cosi
6390 Sawmill Road	Columbus, OH	September 2002	Cosi
2212 East Main Street	Bexley, OH	September 2002	Cosi
28674 Telegraph Road	Southfield, MI	November 2002	Cosi
1478 Bethel Road	Columbus, OH	November 2002	Cosi
233 North Michigan Avenue	Chicago, IL	December 2002	Cosi Downtown
37652 Twelve Mile Road	Farmington Hills, MI	December 2002	Cosi
15131 LaGrange Road	Orland Park, IL	December 2002	Cosi
7166 N. High Street	Worthington, OH	December 2002	Cosi
28 East Jackson Blvd	Chicago, IL	January 2003	Cosi Downtown
1310 Polaris Parkway	Columbus, OH	February 2003	Cosi
FEDERATED
7303 Southwest 88th Street	Miami, FL.	October 2004	Cosi
400 Ernest G. Barrett Parkway	Kennesaw, GA.	October 2004	Cosi
19535 Biscayne Blvd.	Aventura, FL.	October 2004	Cosi
9100 Southwest 136th Street	Miami, FL.	November 2004	Cosi
3333 Buford Drive	Buford, GA.	November 2004	Cosi
1601 Third Avenue	Seattle, WA.	November 2004	Cosi
4545 Poplar	Memphis, TN.	November 2004	Cosi
2801 Stevens Creek Blvd.	Santa Clara, CA.	November 2004	Cosi
333 North University Drive	Plantation, FL.	December 2004	Cosi

(a)	Currently operating as a Xando Coffee and Bar location.

Item 3.	LEGAL PROCEEDINGS
      From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations, employment related claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. To date, none of such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows.
      On February 5, 2003, a purported shareholder class action complaint was filed in the United States District Court for the Southern District of New York (the “Court”), alleging that Cosi and various of our officers and directors and the underwriter of our IPO violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by misstating, and by failing to disclose, certain financial and other business information (Sheel Mohnot v. Cosi, Inc., et al., No. 03 CV 812). At least eight additional class action complaints with substantially similar allegations were later filed. These actions have been consolidated in In re Cosi, Inc. Securities Litigation (collectively, the “Securities Act Litigation”). On July 7, 2003, lead plaintiffs filed a Consolidated Amended Complaint, alleging on behalf of a purported class of purchasers of our stock allegedly traceable to our November 22, 2002 IPO, that at the time of the IPO, our offering materials failed to disclose that the funds raised through the IPO would be insufficient to implement our expansion plan; that it was improbable that we would be able to open 53 to 59 new restaurants in 2003; that at the time of the IPO, we had negative working capital and therefore did not have available working capital to repay certain debts; and that the principal purpose for going forward with the IPO was to repay certain existing shareholders and members of the Board of Directors for certain debts and to operate our existing restaurants.
      The plaintiffs in the Securities Act Litigation generally seek to recover recessionary damages, expert fees, attorneys’ fees, costs of Court and pre- and post-judgment interest. Based on the allegations set forth in the complaint, we believe that the amount of recessionary damages that could be awarded to the plaintiffs, if a judgment is rendered against us, would not exceed $24 million. In addition, the underwriter is seeking indemnification from us for any damages assessed against it in the Securities Act Litigation. On August 22, 2003, lead plaintiffs filed a Second Consolidated Amended Complaint, which was substantially similar to the Consolidated Amended Complaint.
      On September 22, 2003, we filed motions to dismiss the Second Consolidated Amended Complaint in the Securities Act Litigation. Plaintiffs filed their opposition to our motion to dismiss on October 23, 2003. We filed reply briefs on November 12, 2003.
      On July 30, 2004, the Court granted plaintiffs permission to replead their complaint against us. On September 10, 2004, plaintiffs filed their Third Consolidated Amended Complaint. Plaintiffs abandoned their claim that we misled investors about our ability to execute our growth plans. Instead, plaintiffs claim that our offering materials failed to disclose that, at the time of the IPO, we were researching the possibility of franchising our restaurants. On October 12, 2004, we filed a motion to dismiss plaintiffs’ Third Consolidated Amended Complaint.
      On November 19, 2004, plaintiffs filed their opposition to our motion to dismiss. On January 11, 2005, we filed a reply brief in further support of our motion to dismiss plaintiffs’ Third Consolidated Complaint. We have requested that the court hear an oral argument on the matter. If our request for oral argument is granted, the judge will take the arguments under submission. We have no way of predicting when the judge will issue a ruling on the case.
      We cannot predict what the outcome of these lawsuits will be. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage, which could have a material adverse effect on our financial condition or results of operations. We could also incur substantial legal costs, and management’s attention and resources could be diverted from our business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
      On November 22, 2002, our common stock began trading on the Nasdaq National Market System under the symbol “COSI.” The closing price of our common stock on Nasdaq was $7.19 on March 3, 2005.
Stock Price Information
      Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during fiscal 2004 and 2003 as reported by the Nasdaq National Market System.

	Fiscal 2004		Fiscal 2003

Fiscal Quarter:	High	Low	High	Low

First Quarter	$5.87	$2.70	$6.08	$1.66
Second Quarter	$7.04	$5.17	$2.22	$0.95
Third Quarter	$6.31	$4.53	$3.79	$1.30
Fourth Quarter	$6.63	$4.90	$3.31	$1.70

Stockholders
      The number of our common stockholders of record as of March 3, 2005 was 180. This number excludes stockholders whose stock is held in nominee or street name by brokers.
Dividend Policy
      We have never paid cash dividends on our common stock and we do not currently intend to pay any dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
      The information relating to securities authorized for issuance under our equity compensation plans is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.
Recent Sales of Unregistered Securities
      (a) Issuances of Shares of Common Stock.
      On August 11, 2004, 1,482 shares of restricted stock were issued to Mr. Forrest pursuant to his employment agreement.
      (b) Issuances and Exercises of Warrants.
      On January 12, 2004, we sold 660 shares of our common stock to six shareholders for an aggregate consideration of $6.60 pursuant to the exercise of outstanding warrants.
      On January 28, 2004, we sold 385 shares of our common stock to a shareholder for an aggregate consideration of $3.85 pursuant to the exercise of outstanding warrants.
      On February 2, 2004, we sold 96 shares of our common stock to a shareholder for an aggregate consideration of $0.96 pursuant to the exercise of outstanding warrants.
      On February 11, 2004, we sold 38 shares of our common stock to a shareholder for an aggregate consideration of $0.38 pursuant to the exercise of outstanding warrants.
      On May 24, 2004, we sold 46 shares of our common stock to a shareholder for an aggregate consideration of $0.46 pursuant to the exercise of outstanding warrants.
      On July 23, 2004, we sold 2,200 shares of our common stock to three shareholders for an aggregate consideration of $22.00 pursuant to the exercise of outstanding warrants.

Item 6.	SELECTED FINANCIAL DATA
      The following table sets forth our summary of selected consolidated financial data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Report. The selected statement of operations data for fiscal 2004, 2003 and 2002 and selected balance sheet data for fiscal 2004 and 2003 are derived from our audited consolidated financial statements that are included in this Report. The following historical results of consolidated operations are not necessarily indicative of results to be expected for any subsequent period.

	Fiscal Year

	2004	2003(1)	2002(1)	2001(1)	2000(1)

		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$110,630.6	$107,257.4	$84,424.2	$70,184.1	$51,222.8
Costs and expenses:
Cost of goods sold	28,012.8	29,713.9	22,697.5	18,791.7	13,844.0
Restaurant expenses	66,611.9	67,321.8	51,244.9	45,396.3	32,751.9

Total cost of sales	94,624.7	97,035.7	73,942.4	64,188.0	46,595.9

General and administrative expenses	20,624.7	22,274.4	17,811.7	18,361.5	14,774.2
Corporate office relocation	1,093.7	—	—	—	—
Stock compensation expense	3,219.1	893.7	—	—	—
Depreciation and amortization	6,947.8	7,852.5	5,951.2	6,749.3	6,193.0
Restaurant pre-opening expenses	405.4	389.8	1,845.1	1,438.8	1,409.5
Provision for losses on asset impairments and disposals	1,405.5	8,531.8	1,056.5	8,486.3	5,847.5
Lease termination costs	(588.8)	(3,391.2)	(1,165.0)	6,410.7	477.3

Operating loss	(17,101.5)	(26,329.3)	(15,017.7)	(35,450.5)	(24,074.6)
Other income (expense):
Interest income	159.0	40.5	98.3	340.5	441.4
Interest expense	(62.4)	(226.3)	(1,192.6)	(527.5)	(210.7)
Reserve for notes receivable from stockholders	(1,266.0)	—	—	—	—
Amortization of deferred financing costs	—	(90.5)	(549.0)	(126.9)	—
Loss on early extinguishment of debt	—	—	(5,083.2)	—	—
Other income (expense)	(102.5)	112.0	380.9	—	—

Total other income (expense)	(1,271.9)	(164.3)	(6,345.6)	(313.9)	230.7

Net loss	(18,373.4)	(26,493.6)	(21,363.3)	(35,764.4)	(23,843.9)
Preferred stock dividends	—	—	(8,193.6)	(6,678.1)	(4,219.7)

Net loss attributable to common stockholders	$(18,373.4)	$(26,493.6)	$(29,556.9)	$(42,442.5)	$(28,063.6)

Net loss per common share — basic and diluted	$(0.62)	$(1.53)	$(5.13)	$(9.42)	$(6.23)

Weighted average shares used in computing net loss per common share — basic and diluted	29,432	17,304	5,763	4,507	4,504

	Fiscal Year

	2004	2003(1)	2002(1)	2001(1)	2000(1)

		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Selected Balance Sheet Data:
Cash and cash equivalents	$1,089.7	$7,957.0	$13,032.3	$4,469.6	$5,062.9
Investments	9,961.6	—	—	—	—
Total assets	51,138.3	47,946.6	67,872.7	36,207.6	32,589.3
Total debt and capital lease obligations	358.3	391.2	1,648.5	11,180.0	4,435.8
Mandatorily redeemable preferred stock	—	—	—	92,289.3	61,695.3
Total stockholders’ equity (deficit)	29,152.4	22,834.1	36,996.3	(90,818.5)	(49,772.7)
Selected Statement of Cash Flow Data:
Cash flow used in operating activities	(9,631.1)	(11,387.7)	(4,902.4)	(12,027.2)	(8,271.4)
Cash flow used in investing activities	(17,267.9)	(3,754.8)	(28,374.5)	(20,622.9)	(18,615.4)
Cash flow provided by financing activities	$20,031.7	$10,067.2	$41,839.7	$32,056.8	$24,964.0
Selected Operating Data:
Restaurants opened at the end of the fiscal year	92	89	91	67	52

(1)	Fiscal years 2000 through 2003 have been restated from amounts previously reported to reflect certain adjustments as discussed in Item 7 — “Restatement of Financial Statements” and Note 2 to the Consolidated Financial Statements. The fiscal year 2000 total assets and total stockholders’ deficit reflect a cummulative impact of $0.5 million and $1.5 million, respectively, resulting from the restatement.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis of our financial condition and results of operations for the fiscal years ended January 3, 2005, December 29, 2003 and December 30, 2002 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are included elsewhere in this Report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this report.
Business Overview
      We currently own and operate 92 premium convenience restaurants in 16 states and the District of Columbia. Our restaurants are all-day cafes that feature signature bread and coffee products in an environment we adjust appropriately throughout the day. The majority of our restaurants offer breakfast, lunch, afternoon coffee, dinner and dessert menus.
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

      Our objective is to build a nationwide system of distinctive restaurants that generate attractive unit economics by appealing to a broad range of customers. During fiscal 2003, we announced our intention to incorporate a franchising and area developer model into our business strategy and we conducted a study of our target customers and their geographic distribution to determine our market potential in different real estate sites. We determined that our target customer base skewed towards females, metro elites and upscale suburbanites of all ages. Additionally, we found the age and situation of our target demographic included adults 18-24 years of age without children. We utilized these results to determine our overall market potential. As a result, we believe we can more accurately assess the viability of different real estate sites. Our study suggested the potential for up to 1,400 units in the top 25 markets and up to 1,900 units in the top 75 markets. We also developed a store design prototype that enhances our customers’ experience. This prototype was unveiled in Avon, Connecticut in March 2004.
      During fiscal 2004, we launched our franchising program. We have completed our franchise offering circular and are currently eligible to offer franchises in 44 states. We will seek to offer franchises to area developers and individual franchise operators. The initial franchise fee, payable to us, for an area developer is $40,000 for the first restaurant and $35,000 for each additional restaurant. The initial franchise fee, payable to us, for an individual franchise operator is $40,000 for the first restaurant and $35,000 for each additional restaurant.
      We believe that offering Cosi franchised restaurants to area developers and individual franchisees offers attractive economics. By franchising, we believe we will be able to increase the presence of our restaurants in various markets throughout the country and generate additional revenue without the large upfront capital commitments and risk associated with opening company-owned restaurants. As of January 3, 2005, we have secured franchise agreements with four area developers.
      We expect that company-owned restaurants (restaurants that we own as opposed to franchised restaurants) will always be an important part of our new restaurant growth, and we believe that incorporating a franchising and area developer model into our strategy will position us to maximize the market potential for the Cosi brand and concept consistent with our available capital and thus maximize stockholder value.
      During the fourth quarter of fiscal 2004, we opened 9 new restaurants under our previously announced foodservice partnership with Federated Department Stores, Inc. These restaurants are located in some of the largest Federated Department Stores locations in Seattle, Atlanta, Miami, Memphis and California. Also, during fiscal 2004, we closed six underperforming restaurants.
Restatement of Financial Statements
      On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its view regarding certain lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). In addition, a number of companies within the restaurant industry have announced adjustments to their financial statements related to lease accounting issues. In light of this information, we reviewed our methods of accounting for leases and determined that our practice regarding amortization of leasehold improvements is properly in accordance with GAAP. We also reviewed our methods of (1) accounting for landlord allowances to fund leasehold improvements and (2) rent expense prior to commencement of operations and determined that while consistent with common industry practices, our methods were not in accordance with GAAP. We also evaluated the materiality of the corrections to our financial statements and concluded that the incremental impact of the corrections is not material to any quarter or annual period consolidated statements of operations; however, the cumulative effect of the corrections is material to the consolidated balance sheets. As a result, we have restated our consolidated financial statements for each of the fiscal years ended December 30, 2002 and December 29, 2003, and the first three quarters of fiscal 2004 include in this report. The resulting adjustments are all non-cash and will have no material impact on our cash flows, cash position, revenues, comparable store sales, operating losses or net losses.

      Historically, our accounting practice has been to record landlord allowances as a reduction of leasehold improvements on the consolidated balance sheet and capital expenditures in investing activities on the consolidated statements of cash flows. We have determined that Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent in other long-term liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. In addition, this adjustment results in a reclassification of the amortization of the landlord allowance from depreciation and amortization expense to restaurant expenses on the consolidated statements of operations and is included as an additional cost component of capital expenditures in investing activities on the consolidated statements of cash flows. Since our leases generally have an initial term of ten years which is shorter than the expected lives of the leasehold improvements, the net impact of this reclassification to the consolidated statements of operations is not material.
      Finally, we have historically recognized rent expense on a straight line basis over the lease term commencing on the restaurant opening date. The restaurant opening date coincides with the commencement of business operations, which is the intended use of the property. We have determined that under Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” the lease term should commence on the date we take possession and include the pre-opening period of construction, renovation and fixturing. The correction of this error requires us to record additional deferred rent in other long-term liabilities and to adjust retained earnings on the consolidated balance sheet, as well as to restate rent expense in restaurant expenses on the consolidated statements of operations.
      The effect of these corrections is a cumulative increase in the accumulated deficit of $0.9 million as of the beginning of fiscal 2000, an increase in the net loss of $0.6 million for fiscal 2000, an increase in the net loss of $0.3 million for fiscal 2001, an increase in the net loss of $0.5 million for fiscal 2002 and decreases in the net loss of $0.2 million and $0.4 million for fiscal years 2003 and 2004, respectively.
      See Note 2 to the consolidated financial statements for a summary of the effects of this restatement on our consolidated balance sheet as of December 29, 2003 as well as our consolidated statements of operations and cash flows for fiscal 2003 and 2002, respectively.
Critical Accounting Policies
      The preparation of the consolidated financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
      We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
      Long lived assets: Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long Lived Assets, supercedes SFAS 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS 144 requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144, and previously SFAS 121, has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level and record an impairment loss whenever we determine impairment factors are present. We have developed and implemented an operational improvement plan, and we undertake impairment reviews periodically. We consider a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. A lack of improvement at the restaurants we are monitoring, or deteriorating results at other restaurants, could result in additional impairment charges. Historically, we have not recorded material additional impairment charges subsequent to the initial determination of impairment. During fiscal 2004, we identified two units that had been impaired and recorded a charge of approximately $0.5 million and also recorded a charge of $0.8 million related to the write-down on the disposal of fixed assets, primarily the closing of the New York corporate office in the latter half of fiscal 2004.
      Lease termination costs: For all exit activities prior to December 31, 2002, we estimated our likely liability under contractual leases for restaurants that have been, or will be, closed. Such estimates have affected the amount and timing of charges to operating results that have been significant in recent years and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord.
      In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002. During fiscal 2004, we recognized $1.5 million of lease termination income related to the reversal of certain lease termination accruals deemed no longer required, which was partially offset by charges of $0.9 million resulting in a net reversal of approximately $0.6 million
      Stock options: In December 2002, the FASB issued SFAS 148, Accounting for Stock Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002, and have been incorporated into the accompanying financial statements and footnotes. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Pursuant to a stock option repricing approved by stockholders, on December 29, 2003, 1,246,164 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per share. In accordance with APB 25, these options are subject to variable accounting, which resulted in recording a charge of approximately $2.2 million for fiscal 2004.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt the new standard in the third quarter of fiscal 2005. We have not yet assessed the impact of adopting this new standard.
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
Comparable Restaurant Sales
      In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. At fiscal years ended January 3, 2005, December 29, 2003 and December 30, 2002 there were 83, 70 and 57 restaurants in our comparable restaurant base, respectively.
Costs and Expenses
      Cost of goods sold. Cost of goods sold is composed of food and beverage costs. Food and beverage costs are variable and fluctuate with changes in sales volume.
      Restaurant operating expenses. Restaurant operating expenses include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees, and other direct restaurant level operating expenses including the cost of supplies, restaurant repairs and maintenance, utilities, rents and related occupancy costs.
      General and administrative expenses. General and administrative expenses include all corporate and administrative functions that support our restaurants and provide an infrastructure to operate our business. Components of these expenses include executive management, supervisory and staff salaries, bonuses and related taxes and employee benefits, travel, information systems, training, support center rent and related occupancy costs and professional and consulting fees. The salaries and the related taxes and employee benefits costs included as general and administrative expenses are generally more fixed in nature and do not vary directly with the number of restaurants we operate.
      Stock compensation expense. Stock compensation expense includes the charge related to stock option repricing as well as the amortization of deferred compensation of restricted stock and compensation expense related to stock grants to certain members of the Board of Directors.
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

Results of Operations
      The following table sets forth our statement of operations data as a percent of net sales for the periods indicated:

	Fiscal Year

	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost and expenses:
Cost of goods sold	25.3	27.7	26.9
Restaurant expenses	60.2	62.8	60.7

Total cost of sales	85.5	90.5	87.6
General and administrative expenses	18.6	20.8	21.1
Corporate office relocation	1.0	—	—
Stock compensation expense	2.9	0.8	—
Depreciation and amortization	6.3	7.3	7.0
Restaurant pre-opening expenses	0.4	0.4	2.2
Provision for losses on asset impairments and disposals	1.3	8.0	1.3
Lease termination benefits, net	(0.5)	(3.2)	(1.4)

Operating loss	(15.5)	(24.5)	(17.8)
Other income (expense):
Interest income	0.1	—	0.1
Interest expense	(0.1)	(0.2)	(1.4)
Reserve for notes receivable from stockholders	(1.0)	—	—
Amortization of deferred financing costs	—	(0.1)	(0.7)
Loss on early extinguishment of debt	—	—	(6.0)
Other (expense) income	(0.1)	0.1	0.5

Total other income (expense)	(1.1)	(0.2)	(7.5)
Net loss	(16.6)%	(24.7)%	(25.3)%

Fiscal Year 2004 (53 weeks) compared to Fiscal Year 2003 (52 weeks)
Net Sales
      Net sales increased 3.1%, or $3.3 million, to $110.6 million in fiscal 2004, from $107.3 million in fiscal 2003. This increase was due primarily to an increase in comparable restaurant net sales, assuming a 52 week year, the 53rd week net sales in fiscal 2004 and net sales associated with the eight restaurants and one coffee kiosk opened under our pilot partnership with Federated Department Stores during the fourth quarter of fiscal 2004, partially offset by a decrease in net sales associated with locations closed during and subsequent to fiscal 2003. For fiscal 2004, comparable restaurant net sales increased 5.9% as compared to fiscal 2003, on a 52 week comparative basis. Our transaction count and average check in comparable restaurants was up 3.9% and 2.0%, respectively, in fiscal 2004 compared to fiscal 2003, on a 52 week comparative basis.
      During the third quarter of 2003, we identified 22 restaurants that had insufficient profit contribution from the breakfast daypart. As a result, we closed those restaurants during the breakfast daypart. While these breakfast closures had a negative impact on net sales in fiscal 2004, we believe it allowed us to optimize our labor costs and as a result contribute to the decrease, as a percentage of sales, in restaurant operating expenses during fiscal 2004.

Costs and Expenses
      Cost of goods sold. In fiscal 2004, cost of goods sold decreased by 5.7%, or $1.7 million, to $28.0 million from $29.7 million in fiscal 2003. As a percentage of net sales, cost of goods sold decreased to 25.3% of net sales in fiscal 2004, from 27.7% in fiscal 2003. The decrease in cost of goods sold as a percentage of sales was due primarily to a refinement of our food and beverage purchasing process as well as a pricing increase implemented in fiscal 2004. We reduced cost of goods sold by becoming a primary source buyer and by reducing distribution charges. Moreover, to stabilize these savings and eliminate the risk of sudden movements in commodity food prices, we have entered into several purchasing arrangements with our suppliers that include fixed pricing components based on defined quantity commitments over a period of time. We believe these purchasing arrangements adequately insulate us from increases in most commodity prices. We also anticipate that any movement in commodity food prices will have a minimal effect, in the short term, on cost of goods sold as the majority of our purchases are covered by these purchasing agreements.
      Restaurant operating expenses. Restaurant operating expenses decreased by $0.7 million, or 1.1%, to $66.6 million in fiscal 2004, compared to $67.3 million in fiscal 2003. This decrease is due primarily to a decrease in occupancy costs associated with locations closed during and subsequent to fiscal 2003 as well as cost reductions in paper and packaging as a result of an improved purchasing process and better management of supply. As a percentage of net sales, restaurant operating expenses decreased to 60.2% of net sales in fiscal 2004, from 62.8% in fiscal 2003. This decrease, as a percentage of sales, was primarily the result of improved labor scheduling and optimizing the deployment of employees during peak and non-peak hours as well as the closure of the breakfast daypart at 22 of our restaurants, as described above.
      General and administrative costs. General and administrative expenses decreased by 7.4%, or $1.6 million, to $20.7 million in fiscal 2004 as compared to $22.3 million in fiscal 2003. The decrease was due in large part to employee severance charges of $3.6 million recorded in fiscal 2003 partially offset by higher costs in fiscal 2004 for legal expenses, fees associated with our Sarbanes-Oxley 404 internal control compliance work and higher employee travel, recruiting and relocation costs. General and administrative costs, as a percentage of net sales, were 18.6% in fiscal 2004, as compared to 20.8% in fiscal 2003.
      Corporate office relocation. During fiscal 2004, we relocated our corporate office from New York, New York to Deerfield, Illinois and recorded approximately $1.1 million of expense for employee relocation, document and equipment transport costs, severance and travel associated with the move.
      Stock compensation expense. During fiscal 2004, we recorded a charge of approximately $2.2 million in accordance with APB 25 Accounting for Stock Issued to Employees, associated with 1,246,164 options repriced as of December 29, 2003. In addition, we recorded $1.0 million of expense in fiscal 2004 related to restricted stock grants to an employee and members of the Board of Directors. During fiscal 2003, we recorded $0.9 million of expense related to an employee restricted stock grant.
      Depreciation and amortization. Depreciation and amortization decreased 11.5%, or $0.9 million, to $6.9 million in fiscal 2004, from $7.8 million in fiscal 2003. The decrease was primarily due to the closure of 13 restaurants since the beginning of fiscal 2003 and impairment charges recorded in the latter half of fiscal 2003 and fiscal 2004. As a percentage of net sales, depreciation and amortization decreased to 6.3% of net sales in fiscal 2004, compared to 7.3% of net sales in fiscal 2003. This decrease, as a percentage of sales, is primarily due to the increase in comparable store net sales.
      Restaurant pre-opening expenses. Restaurant pre-opening expenses were $0.4 million in fiscal 2004, due primarily to pre-opening payroll, supplies and training costs for the nine new stores opened associated with the foodservice partnership with Federated Department Stores, Inc. Restaurant pre-opening costs were $0.4 million in fiscal 2003 related to six new restaurant openings and one remodel.
      Loss on impairment of property and equipment and restaurant disposals. During fiscal 2004, we recognized $1.4 million of asset impairment, disposals and store closure costs. This was due primarily to impairment charges of $0.5 million related to two underperforming restaurants, $0.8 million related to the disposal of fixed assets, primarily leaseholds and other equipment at the New York corporate office, and closure costs of $0.1 million related to the closing of one underperforming restaurant. During fiscal 2003, we recognized $8.5 million of asset impairment and store disposal costs. Of this, approximately $0.6 million represents charges related to the closure of three under performing restaurants during the first quarter, approximately $1.3 million were charges taken on twenty-five locations which were in our development pipeline but have been cancelled, and approximately $6.6 million represents impairment charges taken on fourteen underperforming restaurants, three of which have been identified for closure.
      Lease termination costs. During fiscal 2004, we recognized $1.5 million of lease termination income related to the reversal of certain lease termination accruals, partially offset by $0.9 million of charges resulting in a net reversal for fiscal 2004 of $0.6 million. In fiscal 2003, we recognized $4.5 million of lease termination income related to the reversal of certain lease termination accruals where we were able to exit the lease on a more favorable basis than previously anticipated, which was partially offset by charges of $1.1 million for stores closed in 2003 resulting in a net reversal of $3.4 million.
      We announced previously that our Board of Directors had concluded that our financial performance would be strengthened by closing in an orderly fashion as many as thirteen restaurants, eight of which were closed during fiscal 2003 and five of which were closed during fiscal 2004.
      Interest income and expense. During fiscal 2004, we recognized approximately $0.2 million in interest income primarily from short term investments. Interest income was less than $0.1 million in fiscal 2003. Interest expense on notes payable was less than $0.1 million in fiscal 2004. Interest expense on notes payable was $0.2 in fiscal 2003.
      Reserve for notes receivable from stockholders. During fiscal 2004, we recorded a charge of approximately $1.3 million to establish a reserve for certain notes receivable from stockholders based on the market value of the common stock, as of January 3, 2005, that was pledged as collateral for the notes.
      Amortization of deferred financing costs. No deferred financing costs were recorded in fiscal 2004. During fiscal 2003, we recorded a charge of $0.1 million related to our equipment loan credit facility.
      Other income (expense). In fiscal 2004, we recorded a charge of $0.2 million for a fee to investors pursuant to the Securities Purchase Agreement in connection with our private equity placement because the registration statement was not declared effective by the staff of the Securities and Exchange Commission by July 29, 2004. In fiscal 2003, we recorded $0.1 million of other income primarily relating to final content loss insurance proceeds received for the World Financial Center.
Fiscal Year 2003 (52 weeks) compared to Fiscal Year 2002 (52 weeks)
Net sales
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
Costs and Expenses
      Cost of goods sold. In fiscal 2003, cost of goods sold increased $7.0 million, or 30.9% to $29.7 million, from $22.7 million in 2002. As a percentage of sales, cost of goods sold increased to 27.7% of sales in fiscal 2003, from 26.9% in fiscal 2002. The increase in cost of goods sold as a percentage of sales was primarily due to a shift in our sales mix in 2003 when compared to 2002 as a percentage of sales and an increase in produce costs in the second quarter of fiscal 2003. Our food sales have a higher cost of sales when compared to our beverage sales. During fiscal 2003, food sales increased to 75.9% of total sales, from 70.7% during fiscal 2002, with an offsetting reduction in our beverage sales, which were 24.1% of total sales during fiscal 2003, compared to 29.3% during fiscal 2002.
      Also, within the food category, the percentage of sales of salads increased during fiscal 2003. In fiscal 2003, sandwiches declined to 31.4% of total sales, from 34.8% in fiscal 2002 and salads increased to 23.0% of sales from 12.3% in fiscal 2002. Produce costs were higher in the second quarter of fiscal 2003 when compared to fiscal 2002 due to the adverse weather conditions in the spring and increased demand for produce. These higher produce costs, combined with the disproportionate increase in our salad sales also contributed to the increase in cost of goods sold. Late in the second quarter we adjusted our menu prices for salads upward in order to more appropriately price our salad products versus our competitors’ prices. In the second and third quarter of 2003, we shifted our standard in tracking actual versus theoretical cost of goods sold to a fixed dollar standard from a variable percentage of revenue. The change to a fixed dollar standard resulted in improved accountability and performance measurements by our operating team. With this new standard, our cost of goods sold as a percentage of sales decreased to 26.7% in the fourth quarter from 28.0% in the first three quarters of fiscal 2003, an improvement of 1.3% as a percentage of sales.
      Restaurant operating expenses. Restaurant operating expenses increased by $16.1 million, or 31.4%, to $67.3 million in fiscal 2003, from $51.2 million in fiscal 2002. This increase is primarily due to the increase in the number of restaurants in operation in fiscal 2003 versus fiscal 2002. As a percentage of sales, restaurant operating expenses increased to 62.8% of sales in fiscal 2003, from 60.7% in fiscal 2002. This increase, as a percentage of sales, was primarily due to increases in labor costs as a percentage of sales due to sales performance of new stores opened subsequent to the second quarter of 2002 that was less than we anticipated.
      General and administrative costs. General and administrative costs increased by $4.5 million, or 25.1%, to $22.3 million in fiscal 2003, from $17.8 million in fiscal 2002. This increase is primarily due to a $3.6 million employee severance charge recorded in fiscal 2003. As a percentage of sales, general and administrative costs increased to 20.8% of sales in fiscal 2003 from 21.1% in fiscal 2002.
      Stock compensation expense. During fiscal 2003, we recorded $0.9 million of expense related to an employee restricted stock grant. There was no stock compensation expense in fiscal 2002.
      Depreciation and amortization. In fiscal year 2003, depreciation and amortization increased $1.9 million, or 31.9%, to $7.8 million, from $5.9 million in fiscal 2002. This increase was primarily due to additional depreciation expense for restaurants opened subsequent to the third quarter of fiscal 2002. As a percentage of restaurant sales, depreciation and amortization increased to 7.3% of sales in fiscal 2003, compared to 7.0% of sales in fiscal 2002. This increase, as a percentage of sales, is primarily due to the lower per unit sales performance in restaurants opened since the second quarter of fiscal 2002.
      Restaurant pre-opening expenses. Restaurant pre-opening expenses decreased $1.4 million to $0.4 million in fiscal 2003, from $1.8 million in fiscal 2002. As a percentage of restaurant sales, restaurant pre-opening expenses decreased 1.8% to 0.4% of sales in fiscal 2003, from 2.2% of sales in fiscal 2002. This decrease is due to the decrease in the number of new restaurants opened or remodeled in fiscal 2003. Six new restaurants were opened and one remodeled in fiscal 2003 compared to 25 new restaurants and nine remodeled restaurants opened in fiscal 2002.
      Loss on impairment of property and equipment and restaurant disposals. We recognized $8.5 million of asset impairment and store disposal costs in fiscal 2003. Of this, approximately $0.6 million represents charges related to the closure of three under performing restaurants during the first quarter, approximately $1.3 million were charges taken on twenty-five locations which were in our development pipeline but have been cancelled, and approximately $6.6 million represents impairment charges taken on fourteen underperforming restaurants, three of which have been identified for closure. In 2002, we recognized $1.1 million of asset impairment costs (related to two underperforming restaurants).
      Lease termination costs. In fiscal 2003, we recognized $4.5 million of lease termination income related to the reversal of certain lease termination accruals where we were able to exit the lease on a more favorable basis than previously anticipated, which was partially offset by charges of $1.1 million for stores closed in 2003 resulting in a net reversal of $3.4 million. In 2002, we recorded a credit of $1.2 million, as we revised our estimates of the expected cost to terminate leases on locations that are closed, or are expected to close.
      We announced previously that our Board of Directors had concluded that our financial performance would be strengthened by closing in an orderly fashion as many as thirteen restaurants, three of which were closed in the first quarter of fiscal 2003, three of which were closed in the third quarter of fiscal 2003 and two of which were closed in the fourth quarter of fiscal 2003.
      Interest income and expense. During fiscal 2003 and fiscal 2002, interest income was less than $0.01 million. Fiscal 2003 interest expense has decreased $1.0 million to $0.2 million in fiscal 2003 from $1.2 million in fiscal 2002. The decrease in interest expense was primarily due to the repayment of borrowings under our 13% senior subordinated notes due 2006, which were outstanding during the first nine months of fiscal 2002. Those notes were repaid in December 2002 with proceeds from our initial public offering.
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
      Other income. In fiscal 2003, we recorded $0.1 million of other income primarily relating to final content loss insurance proceeds received for the World Financial Center. In fiscal 2002, we recorded $0.4 million of other income, principally the receipt of business interruption proceeds related to our World Financial Center restaurant, which was closed from September 11, 2001 until early September 2002.
Liquidity and Capital Resources
      Cash and cash equivalents were $1.1 million on January 3, 2005, compared with $8.0 million on December 29, 2003. In addition, we had $10.0 million of short term investments as of January 3, 2005. We had working capital of $0.8 million on January 3, 2005, compared with a working capital deficit of $3.8 million as of December 29, 2003. Our principal requirements for cash are for funding working capital needs, financing construction of new restaurants and select restaurants within Federated Department Stores locations, maintaining or remodeling existing restaurants and funding the incorporation of a franchising and area developer model into our business strategy. During fiscal 2004, we financed our capital requirements with the proceeds from our rights offering, which was completed in December 2003 and our private equity placement, which was completed in April 2004.
      Cash flows from operating, investing and financing activities for fiscal 2004 are summarized below:
      Net cash used in operating activities for fiscal 2004 was $9.6 million, compared to $11.4 million for fiscal 2003. The decrease in cash used in operating activities was due primarily to a decrease in our net loss for fiscal 2004 as compared to fiscal 2003, adjusted for non cash items included in the net loss.
      Net cash used in investing activities was $17.3 million in fiscal 2004 compared to $3.8 million in fiscal 2003. The increase of $13.5 million is due primarily to the purchase of $10.0 million of certain government debt securities as investments and capital expenditures of $7.3 million in fiscal 2004 primarily related to eight restaurant locations and one coffee kiosk opened in conjunction with our foodservice partnership with Federated Department Stores, Inc.
      Net cash provided by financing activities was $20.0 million in fiscal 2004 compared to $10.1 million in fiscal 2003.
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
      We plan to fund our working capital needs, the maintenance and remodel of our existing restaurants and our franchising program primarily through our investments, cash and cash equivalents on hand at the beginning of the period and our expected internally generated cash flows produced by our restaurants. We anticipate that our current investments, cash and cash equivalents and expected internally generated cash flows will be sufficient to fund these cash requirements for the next twelve months. Although we believe that we have sufficient liquidity to fund our working capital requirements for the next twelve months, if cash flows from existing restaurants or cash flow from new restaurants that we open do not meet our expectations or are otherwise insufficient to satisfy our cash needs, we may have to seek additional financing from external sources to continue funding our operations or reduce or cease our plans to franchise new restaurants.
      Our new restaurant capital requirements will depend on the number and timing of those openings within the given year. For fiscal 2005, we currently expect to open up to 11 new restaurants. The cash required for these new restaurants would be funded by internally generated cash flows produced by our existing restaurants and additional financing from external sources. If cash flows from our existing restaurants do not meet our expectations or are otherwise insufficient to satisfy our new restaurant capital requirements or we are unable to secure additional external financing under terms acceptable to us, we would have to reduce the number of new restaurants or defer the timing of new restaurant openings. We cannot predict whether additional external financing will be available on terms acceptable to us, or at all.
      We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The tables set forth below present a summary of these obligations as of January 3, 2005.
Contractual Obligations:

		Payments Due by Period

	Total	Less Than	One to	Three to	After
Description	Obligations	One Year	Three Years	Five Years	Five Years

	(In thousands)
Long-term debt	358.3	74.9	109.0	69.2	105.2
Operating leases(1)(2)	77,299.0	12,241.7	23,798.0	20,271.1	20,988.2
Employee severance	380.7	380.7	—	—	—

Total contractual cash obligations	78,038.0	12,697.3	23,907.0	20,340.3	21,093.4

(1)	Amounts shown are net of $1.8 million of sublease rental income due under non-cancelable subleases.

(2)	Includes approximately $2.6 million of obligations on leases for restaurants that have been closed as of January 3, 2005.
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Selected Quarterly Financial Data
      Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All quarters in fiscal 2004 and 2003 include results for 13 weeks, except for the fourth quarter of fiscal 2004 which was 14 weeks.
      In addition, as more fully described in Note 2 to the consolidated financial statements, we have changed our accounting methods for leasehold improvements funded by landlord allowances and rent expense prior to the commencement of operations. The following information reflects the effects of these changes on our quarterly consolidated statements of operations.
      The unaudited selected quarterly results for fiscal 2004 and 2003 are shown below:

	(Dollars in thousands, except per share data)

	First	Second	Third	Fourth
Fiscal 2004	Quarter	Quarter	Quarter	Quarter

	(Restated)	(Restated)	(Restated)
Net sales	$24,917.2	$29,008.5	$28,170.0	$28,534.8
Cost of sales	22,608.4	24,219.6	23,546.2	24,682.3
Net loss	$(6,378.1)	$(1,597.9)	$(3,815.4)	$(6,582.1)

Basic and diluted loss per share:	$(0.24)	$(0.05)	$(0.12)	$(0.21)

	First	Second	Third	Fourth
Fiscal 2003	Quarter	Quarter	Quarter	Quarter

	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$25,654.4	$28,936.4	$27,539.3	$25,127.3
Cost of sales	24,130.4	25,824.1	24,784.7	22,296.5
Net loss	$(11,628.0)	$(6,229.2)	$(2,412.9)	$(6,223.5)

Basic and diluted loss per share:	$(0.70)	$(0.37)	$(0.14)	$(0.34)

New Accounting Pronouncements
      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into the accompanying financial statements and footnotes. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Pursuant to a stock option repricing approved by stockholders, on December 29, 2003, 1,364,326 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per share. In accordance with APB 25, these options are subject to variable accounting, which may result in material charges.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for us in the first interim or annual reporting period beginning after June 15, 2005, which is the third quarter of fiscal 2005. We have not yet assessed the impact of adopting this new standard.
      In December 2003, FASB issued a revised interpretation of FIN 46 (FIN -R), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. The adoption of FIN 46 and FIN 46-R did not have a material impact on our financial position or results of operations.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, when applied, will have a material impact on our financial position or results of operations.
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
      We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

•	the cost of our principal food products;

•	labor shortages or increased labor costs;

•	changes in consumer preferences and demographic trends;

•	increasing competition in the fast casual dining segment of the restaurant industry;

•	expansion into new markets;

•	our ability to incorporate a franchising and area development model into our strategy;

•	the availability and cost of additional financing, both to fund our existing operations and to open new restaurants;

•	the rate of our internal growth, and our ability to generate increased revenue from our existing restaurants;

•	our ability to generate positive cash flow from operations;

•	fluctuations in our quarterly results due to seasonality;

•	increased government regulation;

•	supply and delivery shortages or interruptions;

•	market saturation due to new restaurant openings;

•	inadequate protection of our intellectual property;

•	adverse weather conditions which impact customer traffic at our restaurants; and

•	adverse economic conditions.

      The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive,” “project” or similar words, or the negatives of these words, identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.
RISK FACTORS
      Our results from operations may be affected by the risk factors set forth below. All investors should consider the following risk factors before deciding to purchase our securities.
Risks Particular to Cosi

If we are unable to execute our business strategy, we could be materially adversely affected.
      Our ability to successfully execute our business strategy will depend on a number of factors, some of which are beyond our control, including:

•	our ability to generate positive cash flow from operations;

•	identification and availability of suitable restaurant sites;

•	competition for restaurant sites and customers;

•	negotiation of favorable leases;

•	identification of under-performing restaurants and our ability to efficiently close under-performing restaurants, including securing favorable lease termination terms;

•	management of construction and development costs of new restaurants;

•	securing required governmental approvals and permits;

•	the rate of our internal growth, and our ability to generate increased revenue from existing restaurants;

•	recruitment and retention of qualified operating and support personnel;

•	successful operating execution in new markets;

•	our ability to incorporate a franchising and area developer model into our strategy;

•	competition in new and existing markets;

•	the cost of our principal food products and supply and delivery shortages or interruptions; and

•	general economic conditions.
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
      The first Xando Coffee and Bar was opened in October 1994 and the first Cosi Sandwich Bar was opened in February 1996. As of January 3, 2005, we are operating 92 restaurants, of which nine were opened during the last quarter of fiscal 2004. Accordingly, limited information is available with which to evaluate our business and prospects. As a result, forecasts of our future revenues, expenses and operating results may not be as accurate as they would be if we had a longer history of operations and of combined operations. Since we were formed, we have incurred net losses of approximately $170 million through the end of fiscal 2004 primarily due to the costs of hiring and employing senior management, funding operating losses, new restaurant opening expenses, impairment charges, the cost of our merger in 1999, and the relocation of our corporate support center to Deerfield, Illinois. We intend to continue to expend significant financial and management resources on the development of additional restaurants, both company-owned and franchised restaurants. We cannot predict whether we will be able to achieve or sustain revenue growth, profitability or positive cash flow in the future. See the financial statements included in this annual report on Form 10-K for information on the history of our losses.

If internally generated cash flow from our restaurants does not meet our expectations, our business, results of operations and financial condition could be materially adversely affected.
      Our cash resources, and therefore our liquidity, are highly dependent upon the level of internally generated cash from operations and upon future financing transactions. Although we believe that we have sufficient liquidity to fund our working capital requirements for the next twelve months, if cash flows from our existing restaurants or cash flow from new restaurants that we open do not meet our expectations or are otherwise insufficient to satisfy our cash needs or expansion plans, we may have to seek additional financing from external sources to continue funding our operations or reduce or cease our plans to open or franchise new restaurants. We cannot predict whether such financing will be available on terms acceptable to us, or at all.

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
      We plan to incorporate a franchising and area developer model into our business strategy in certain selected markets. We have not used a franchising or area developer model in the past and may not be as successful as predicted in attracting franchisees and developers to the Cosi concept or identifying franchisees and developers that have the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in a manner consistent with our standards. Incorporating a franchising and area developer model into our strategy will also require us to devote significant management and financial resources to support the franchise of our restaurants. If we are not successful in incorporating a franchising or area developer model into our strategy, we may experience delays in our growth, or may not be able to expand and grow our business.

If our franchisees cannot develop or finance new restaurants, build them on suitable sites or open them on schedule, our growth and success may be impeded. In addition, our franchisees could take actions that could harm our business.
      Our growth depends in part upon our ability to establish a successful and effective franchise program and to attract qualified franchisees. If our franchisees are unable to locate suitable sites for new restaurants, negotiate acceptable lease or purchase terms, obtain the necessary financial or management resources, meet construction schedules or obtain the necessary permits and government approvals, our growth plans may be negatively affected.
      Franchisees are independent contractors and are not our employees. Although we have developed criteria to evaluate and screen prospective franchisees, we are limited in the amount of control we can exercise over our licensed franchisees and the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Franchisees may not have the business acumen or financial resources necessary to successfully operate restaurants in a manner consistent with our standards and requirements and may not hire and train qualified managers and other restaurant personnel. Poor restaurant operations may affect each restaurant’s sales. Our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could significantly decline if our franchisees do not operate successfully.

If our strategic alliance with Federated Department Stores is unsuccessful, our operating results may be negatively impacted.
      We have entered into an agreement with Federated Department Stores to open ten restaurants within selected Federated department stores on a trial basis. This strategic alliance is complex and requires substantial personnel and resource commitments by us. As a result, such alliance may disrupt our ongoing business, including by diverting management focus on existing businesses, impairing our other relationships and creating variability in revenue and income from entering into, amending or terminating such alliance. If the trial period is not successful, either we or Federated Department Stores may decide not to continue the relationship. Such events could have a material adverse effect on our business, results of operations and financial condition.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.
      Some of our future franchised restaurants and company-owned restaurants, including those in certain Federated Department Stores, will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets that may cause our new restaurants to be less successful than restaurants in our existing markets. An additional risk in expansion into new markets is the lack of market awareness of the Cosi brand. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average annual company-owned restaurant sales, if at all, thereby affecting the profitability of these restaurants.

Any inability to manage our growth effectively could materially adversely affect our operating results.
      Failure to manage our growth effectively could harm our business. We have grown significantly since our inception and intend to grow substantially in the future both through a franchising strategy and opening new company-owned restaurants. We have increased the number of our restaurants from 36 restaurants as of December 31, 1999 to 92 restaurants as of January 3, 2005. Our existing restaurant management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain operating personnel. We cannot assure that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely impacted.

Our restaurants are currently concentrated in the Northeastern and Mid-Atlantic regions of the United States, particularly in the New York City area. Accordingly, we are highly vulnerable to negative occurrences in these regions.
      We currently operate 59 restaurants in Northeastern and Mid-Atlantic states, of which 15 are located in the New York City area, the majority of which are located in New York Central Business Districts. As a result, we are particularly susceptible to adverse trends and economic conditions in these areas. In addition, given our geographic concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business and operations, as could other regional occurrences impacting the local economies in these markets.

You should not rely on past increases in our average unit volumes as an indication of our future results of operations because they may fluctuate significantly.
      A number of factors have historically affected, and will continue to affect, our average unit sales, including, among other factors:

•	introduction of new menu items;

•	unusually strong initial sales performance by some new restaurants;

•	competition;

•	general regional and national economic conditions;

•	weather conditions;

•	consumer trends; and

•	our ability to execute our business strategy effectively.
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

Our operations depend on governmental licenses and we may face liability under “dram shop” statutes.
      We are subject to extensive federal, state and local government regulations, including regulations relating to alcoholic beverage control, the preparation and sale of food, public health and safety, sanitation, building, zoning and fire codes. Our business depends on obtaining and maintaining required food service and/or liquor licenses for each of our restaurants. If we fail to hold all necessary licenses, we may be forced to delay or cancel new restaurant openings and close or reduce operations at existing locations. In addition, our sale of alcoholic beverages subjects us to “dram shop” statutes in some states. These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. Although we take significant precautions to ensure that all employees are trained in the responsible service of alcohol and maintain insurance policies in accordance with all state regulations regarding the sale of alcoholic beverages, the misuse of alcoholic beverages by customers may create considerable risks for us. If we are the subject of a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected. See “Business — Governmental Regulation” for a discussion of the regulations with which we must comply.

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
      On February 5, 2003, a purported shareholder class action complaint was filed in the United States District Court for the Southern District of New York (the “Court”), alleging that Cosi and various of our officers and directors and the underwriter of our IPO violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by misstating, and by failing to disclose, certain financial and other business information (Sheel Mohnot v. Cosi, Inc., et al., No. 03 CV 812). At least eight additional class action complaints with substantially similar allegations were later filed. These actions have been consolidated in In re Cosi, Inc. Securities Litigation (collectively, the “Securities Act Litigation”). On July 7, 2003, lead plaintiffs filed a Consolidated Amended Complaint, alleging on behalf of a purported class of purchasers of our stock allegedly traceable to our November 22, 2002 IPO, that at the time of the IPO, our offering materials failed to disclose that the funds raised through the IPO would be insufficient to implement our expansion plan; that it was improbable that we would be able to open 53 to 59 new restaurants in 2003; that at the time of the IPO, we had negative working capital and therefore did not have available working capital to repay certain debts; and that the principal purpose for going forward with the IPO was to repay certain existing shareholders and members of the Board of Directors for certain debts and to operate our existing restaurants.
      The plaintiffs in the Securities Act Litigation generally seek to recover recessionary damages, expert fees, attorneys’ fees, costs of Court and pre- and post-judgment interest. Based on the allegations set forth in the complaint, we believe that the amount of recessionary damages that could be awarded to the plaintiffs, if a judgment is rendered against us, would not exceed $24 million. In addition, the underwriter is seeking indemnification from us for any damages assessed against it in the Securities Act Litigation. On August 22, 2003, lead plaintiffs filed a Second Consolidated Amended Complaint, which was substantially similar to the Consolidated Amended Complaint.
      On September 22, 2003, we filed motions to dismiss the Second Consolidated Amended Complaint in the Securities Act Litigation. Plaintiffs filed their opposition to our motion to dismiss on October 23, 2003. We filed reply briefs on November 12, 2003.
      On July 30, 2004, the Court granted plaintiffs permission to replead their complaint against us. On September 10, 2004, plaintiffs filed their Third Consolidated Amended Complaint. Plaintiffs abandoned their claim that we misled investors about our ability to execute our growth plans. Instead, plaintiffs claim that our offering materials failed to disclose that, at the time of the IPO, we were researching the possibility of franchising our restaurants. On October 12, 2004, we filed a motion to dismiss plaintiffs’ Third Consolidated Amended Complaint.
      On November 19, 2004, plaintiffs filed their opposition to our motion to dismiss. On January 11, 2005, we filed a reply brief in further support of our motion to dismiss plaintiffs’ Third Consolidated Complaint. We have requested that the court hear an oral argument on the matter. If our request for oral argument is granted, the judge will take the arguments under submission. We have no way of predicting when the judge will issue a ruling on the case.
      We cannot predict what the outcome of these lawsuits will be. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage, which could have a material adverse effect on our financial condition or results of operations. We could also incur substantial legal costs, and management’s attention and resources could be diverted from our business.

We have a new management team that does not have proven success with the Company.
      A significant portion of our management team, including our Chief Financial Officer, has been in place for only a relatively short period of time. The new executives do not have previous experience with us and we cannot assure you that they will fully integrate themselves into our business or that they will effectively manage our business affairs. Our failure to assimilate the new executives, or the failure of the new executives to perform effectively, or the loss of any of the new executives, could have a material adverse effect on our business, financial condition and results of operations.

We may experience volatility in the market price of our common stock.
      The market price of our common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume in our common stock has fluctuated, and significant price variations can occur as a result. More generally, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of emerging-growth companies such as ours. These broad market fluctuations may be the result of changes in the trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors that are particularly common among highly volatile securities of emerging-growth companies. Variations also may be the result of changes in our business, operations or prospects, announcements or activities by our competitors, new contractual relationships with key suppliers or manufacturers by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analysts’ expectations, changes in stock market analysts’ recommendations regarding us, other retail companies or the retail industry in general, and domestic and international market and economic conditions.
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
      Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty like that which followed the September 11, 2001 terrorist attacks on the United States. In addition, economic uncertainty due to military action overseas, such as the war in Iraq and post-war military, diplomatic or financial responses, may lead to further declines in sales. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

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

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
      Our market risk exposures are related to our cash, cash equivalents, investments and interest that we pay on our debt. We have no derivative financial instruments or derivative commodity instruments in our cash, cash equivalents and investments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. In fiscal 2004 and 2003, interest income was less than $0.2 million.
Foreign Currency Risk
      All of our transactions are conducted, and our accounts are denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.
Inflation
      The primary inflationary factors affecting our business are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage will directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe that inflation has not had a material impact on our results of operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The consolidated financial statements required to be filed hereunder are set forth on pages 39 through 67 of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal year covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported on a timely basis, and (2) is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
      We are responsible for the preparation and integrity of the consolidated financial statements appearing in this our Annual Report on Form 10-K. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the financial statements.
      We are also responsible for establishing and maintaining adequate internal controls over financial reporting. We maintain a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition.
      Our control environment is the foundation for our system of internal controls over financial reporting and is embodied in our Corporate Governance Policy. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal controls over financial reporting are supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations.
      The Audit Committee of the Board of Directors, on behalf of the shareholders, oversees management’s financial reporting responsibilities. The Audit Committee, which is composed solely of outside directors, meets periodically with the independent auditors, management and our internal auditor to review matters relating to financial reporting, internal accounting controls and auditing. The independent registered public accountants, the Internal Auditor and our Chief Compliance Officer advise the committee of any significant matters resulting from their audits or reviews and have free access to the committee without management being present. The Chief Compliance Officer, the independent registered public accountants and the Internal Auditor have free and full access to senior management and the Audit Committee at any time.
      We assessed the effectiveness of our internal control over financial reporting as of January 3, 2005 and this assessment identified a material weakness in our internal controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness related to the accounting for leases, specifically, recording expense in the period in which we had access to the property but rent payment and business operations had not commenced. Although our prior accounting method was common industry practice, it was determined not to be in accordance with accounting principles generally accepted in the United States of America. Accordingly, we have restated the previously issued consolidated financial statements. See Note 2 to the consolidated financial statements for a full discussion of the effects of these changes on the consolidated balance sheet as of December 29, 2003, as well as on the consolidated statements of operations and cash flows for fiscal years 2003 and 2002. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we concluded that, as of January 3, 2005, due solely to the material weakness related to the accounting for leases, our internal control over financial reporting was not effective based on those criteria.
      Our assessment of the effectiveness of internal control over financial reporting as of January 3, 2005 has been audited by BDO Seidman LLP, the independent registered public accounting firm who also audited our consolidated financial statements. BDO Seidman’s attestation report on management’s assessment of internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting
      There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 3, 2005 to which this report relates that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
The Board of Directors and Stockholders
Cosi, Inc.
      We have audited management’s assessment, on Internal Controls Over Financial Reporting, that Cosi, Inc. did not maintain effective internal control over financial reporting as of January 3, 2005, because of the effect of a control weakness over accounting for leases, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cosi, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Subsequent to January 3, 2005, Company management determined that historic methods of accounting for leases were not in accordance with U.S. generally accepted accounting principles. Assessment of these issues has resulted in restatement of previously issued financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2004 consolidated financial statements, and this report does not affect our report dated March 11, 2005 on those consolidated financial statements.

      In our opinion, management’s assessment that Cosi, Inc. did not maintain effective internal control over financial reporting as of January 3, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Cosi, Inc. has not maintained effective internal control over financial reporting as of January 3, 2005, based on the COSO control criteria.

/s/ BDO Seidman, LLP
Chicago, Illinois
March 11, 2005

Item 9B.	OTHER INFORMATION
      None.
PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this Item will be set forth in our definitive proxy statement for our Annual Meeting of Stockholders expected to be held on May 2, 2005 (the “Proxy Statement”), and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION
      The information required by this Item will be set forth in the Proxy Statement, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS
      The information required by this Item will be set forth in the Proxy Statement, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item will be set forth in the Proxy Statement, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this Item will be set forth in the Proxy Statement, and is incorporated herein by reference.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a). The following documents are filed as part of this Report:

1. The Financial Statements required to be filed hereunder are listed in the Index to Financial Statements on page 39 of this Report

      (b). Exhibits

Exhibit
Number		Description of Exhibit

2.1		Merger Agreement by and among Xando, Incorporated, Xando Merger Corp. and Cosi Sandwich Bar, Inc. dated as of October 4, 1999 (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file #333-86390).

3.1		Amended and Restated Certificate of Incorporation of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).

3.2		Amended and Restated By-Laws of Cosi, Inc. (Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).

4.1		Form of Certificate of Common Stock (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, file #333-86390).

4.2		Rights Agreement between Cosi, Inc. and American Stock Transfer and Trust Company as Rights Agent dated November 21, 2002 (Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).

4.3		Amended and Restated Registration Agreement, dated as of March 30, 1999 (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, file #333-86390).

4.4		Supplemental Registration Rights Agreement, dated as of August 5, 2003 by and among the Company and the parties thereto (Filed as Exhibit 4.4.2 to the Company’s Registration Statement on Form S-1, file #333-107689).

4.5		Amendment No. 1 to Rights Agreement dated as of November 21, 2002, between Cosi, Inc. and American Stock Transfer and Trust Company, as rights agent (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).

4.6		Investment Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A, file #333-107689).

4.7		Letter Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A, file #333-107689).

10.1		Amended and Restated Cosi Stock Incentive Plan (Filed as Exhibit E to the Company’s Proxy Statement on Schedule 14A filed on November 3, 2003, file #000-50052).

10.2		Cosi Employee Stock Purchase Plan. (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, file #333-86390)

10.3		Cosi Non-Employee Director Stock Incentive Plan. (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, file #333-86390)

10.4		Cosi Sandwich Bar, Inc. Incentive Stock Option Plan. (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, file #333-86390)

10	.5.1	Employment Agreement between Cosi, Inc. and Kevin Armstrong dated as of July 3, 2003. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2003).

10	.5.2	Employment Agreement between Cosi, Inc. and Mark Stickney, dated as of August 18, 2003. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2003).

10	.5.3	Employment Agreement between Cosi, Inc. and Jonathan M. Wainwright, Jr., dated as of August 20, 2003. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2003).

10	.5.4	Employment Agreement between Cosi, Inc. and William D. Forrest, dated June 26, 2003 (Filed as Exhibit 10.4.3 to the Company’s Registration Statement on Form S-1/A, file #333-107689).

10	.5.5	Settlement Agreement between Cosi, Inc. and Andy Stenzler, effective January 31, 2003 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).

Exhibit
Number		Description of Exhibit

10	.5.6	Separation and Release Agreement between Cosi, Inc. and Nicholas Marsh, effective April 30, 2003. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2003).

10	.5.7	Separation Agreement between Cosi, Inc. and Kenneth S. Betuker, dated as of September 17, 2003. (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2003).

10	.5.8	Employment Agreement between Cosi, Inc. and Cynthia Jamison, dated as of July 7, 2004. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2004).

10	.5.9	Addendum to the employment agreement between Cosi, Inc. and William D. Forrest, dated February 9, 2004. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2004).

10	.5.10	Separation and Release Agreement between Cosi, Inc. and Jonathan M. Wainwright, Jr., dated January 3, 2005. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 6, 2005).

10	.6.1	Amended and Restated Distributor Service Agreement between Cosi and Maines Paper & Food Service, Inc., dated as of June 18, 2002. (1). (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, file #333-86390)

10	.6.2	Second Amendment to Amended and Restated Distributor Service Agreement between Cosi, Inc. and Maines Paper & Food Service, Inc. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10	.7.1	Form of Senior Secured Note and Warrant Purchase Agreement. (Filed as Exhibit 10.7 to the Company’s Registration on Form S-1, file #333-86390)

10	.7.2	Securities Purchase Agreement dated as of April 27, 2004 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2004).

16		Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of August 13, 2004, acknowledging its agreement with the statements made in Current Report on Form 8-K (Filed as Exhibit 16 to the Company’s Current Report on Form 8-K, dated August 13, 2004.

21.1		Subsidiaries of Cosi, Inc. (Filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, file #333-86390)

23.1		Consent of Registered Public Accounting Firm

23.2		Consent of Registered Public Accounting Firm

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Portions of Exhibit 10.6 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
      (c). Consolidated financial statement schedule included herein at page 67.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	40-41
Consolidated Balance Sheets as of January 3, 2005 and December 29, 2003	42
Consolidated Statements of Operations for the Fiscal Years Ended January 3, 2005, December 29, 2003 and December 30, 2002	43
Consolidated Statements of Redeemable Securities and Stockholders’ Equity for the Fiscal Years Ended January 3, 2005, December 29, 2003 and December 30, 2002	44-45
Consolidated Statements of Cash Flows for the Fiscal Years Ended January 3, 2005, December 29, 2003 and December 30, 2002	46
Notes to Consolidated Financial Statements for the Fiscal Years Ended January 3, 2005, December 29, 2003 and December 30, 2002	47-66
Consolidated Financial Statement Schedule for the Fiscal Years Ended January 3, 2005, December 29, 2003 and December 30, 2002	67

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Cosi, Inc.
Deerfield, Illinois
      We have audited the accompanying consolidated balance sheet of Cosi, Inc. as of January 3, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the year then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cosi, Inc. at January 3, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
      Also, in our opinion, the 2004 schedule presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cosi, Inc’s. internal control over financial reporting as of January 3, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ BDO Seidman, LLP
Chicago, Illinois
March 11, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Cosí, Inc.
      We have audited the accompanying consolidated balance sheet of Cosí, Inc. as of December 29, 2003 and the related consolidated statements of operations, redeemable securities and stockholders’ equity and cash flows for each of the two years in the period ended December 29, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cosí, Inc. at December 29, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 29, 2003 in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.
      As discussed in Note 6, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.
      As described in Note 2, the Company has restated its financial statements to correct its accounting for leases.

/s/ Ernst & Young LLP
New York, New York
March 18, 2004 except for Note 2,
     as to which the date is March 14, 2005

Cosi, Inc.
Consolidated Balance Sheets
As of January 3, 2005 and December 29, 2003

	January 3, 2005	December 29, 2003

		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,089,691	$7,957,042
Investments	9,961,624	—
Accounts receivable, net of allowances of $152.4 and $393.1, respectively	613,226	608,445
Inventories	890,511	982,855
Prepaid expenses and other current assets	2,315,098	1,436,048

Total current assets	14,870,150	10,984,390
Property, equipment and leasehold improvements, net	34,074,491	35,018,277
Intangibles, security deposits and other assets, net	2,193,701	1,943,945

Total assets	$51,138,342	$47,946,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,972,952	$6,933,606
Accrued expenses	9,677,544	7,158,362
Current portion of other liabilities	363,000	487,408
Current portion of long-term debt	74,904	160,673

Total current liabilities	14,088,400	14,740,049
Other long-term liabilities, net of current portion	7,614,195	10,144,858
Long-term debt, net of current portion	283,367	227,584

Total liabilities	21,985,962	25,112,491
Commitments and contingencies
Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 30,819,716 and 26,259,109 shares issued and outstanding, respectively	308,197	262,592
Additional paid-in capital	225,519,747	203,075,409
Deferred stock compensation	(899,986)	(1,835,780)
Notes receivable from stockholders	(1,458,817)	(2,724,801)
Accumulated deficit	(194,316,761)	(175,943,299)

Total stockholders’ equity	29,152,380	22,834,121

Total liabilities and stockholders’ equity	$51,138,342	$47,946,612

The accompanying notes are an integral part of these financial statements.

Cosi, Inc.
Consolidated Statements of Operations
For the Fiscal Years Ended January 3, 2005, December 29, 2003 and December 30, 2002

	January 3, 2005	December 29, 2003	December 30, 2002

		(Restated)	(Restated)
Net sales	$110,630,624	$107,257,385	$84,424,247
Cost of sales:
Cost of goods sold	28,012,806	29,713,910	22,697,549
Restaurant expenses	66,611,849	67,321,817	51,244,888

Total cost of sales	94,624,655	97,035,727	73,942,437
General and administrative expenses	20,624,741	22,274,382	17,811,712
Corporate office relocation	1,093,699	—	—
Stock compensation expense(1)	3,219,112	893,659	—
Depreciation and amortization	6,947,756	7,852,511	5,951,162
Restaurant pre-opening expenses	405,392	389,805	1,845,120
Provision for losses on asset impairments and disposals	1,405,512	8,531,841	1,056,471
Lease termination benefits, net	(588,786)	(3,391,252)	(1,164,984)

Operating loss	(17,101,457)	(26,329,288)	(15,017,671)
Interest income	158,918	40,501	98,334
Interest expense	(62,439)	(226,301)	(1,192,598)
Reserve for notes receivable from stockholders	(1,265,984)	—	—
Amortization of deferred financing costs	—	(90,490)	(548,972)
Loss on early extinguishment of debt	—	—	(5,083,188)
Other (expense) income	(102,500)	111,985	380,871

Net loss	(18,373,462)	(26,493,593)	(21,363,224)
Preferred stock dividends	—	—	(8,193,640)

Net loss attributable to common stockholders	$(18,373,462)	$(26,493,593)	$(29,556,864)

Per Share Data:
Basic and diluted loss per share	$(0.62)	$(1.53)	$(5.13)
Weighted average common shares outstanding	29,432,050	17,304,480	5,762,818
(1) Allocation of stock compensation expense
Restaurant operating expenses	$363,829	$—	$—
General and administrative expenses	2,855,283	893,659	—

Stock compensation expense	$3,219,112	$893,659	$—

The accompanying notes are an integral part of these financial statements.

Cosi, Inc.
Consolidated Statement of Redeemable Securities and Stockholders’ Equity
For the Fiscal Years Ended January 3, 2005, December 29, 2003 and December 30, 2002

	Series A		Series C
	Convertible Preferred Stock		Convertible Preferred Stock

	Number of		Number of
	Shares	Amount	Shares	Amount	Total

Balance, December 31, 2001	1,146,206	$18,318,205	4,161,589	$73,971,056	$92,289,261
Issuance of Series C Convertible Preferred stock, net of issuance costs			942,629	15,626,611	15,626,611
Issuance of warrants
Issuance of warrants in connection with premium stock financing
Accrued preferred stock dividend		1,376,383		6,473,731	7,850,114
Accretion of preferred stock to liquidation value		200,836		142,690	343,526
Exchange of senior subordinated debt and warrants for Series C Convertible Preferred Stock			217,327	3,613,075	3,613,075
Issuance of common stock
Conversion of comon stock	(1,146,206)	(19,895,424)	(5,321,545)	(99,827,163)	(119,722,587)
Net loss

Balance, December 30, 2002	—	—	—	—	—
Issuance of restricted stock
Amortization of deferred stock compensation
Return of shares for note
Exercise of warrants
Issuance of common stock
Conversion to common stock
Stock compensation
Net loss

Balance, December 29, 2003	—	—	—	—	—
Issuance of common stock
Issuance of restricted stock
Stock compensation
Exercise of warrants
Exercise of stock options
Reserve for notes receivable from stockholders
Net loss

Balance, January 3, 2005	—	$—	—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

Cosi, Inc.
Common Stock and Treasury Stock

	Common Stock				Number of		Notes
				Deferred	Shares	Amount	Receivable
	Number of		Additional	Stock	Treasury	Treasury	from	Accumulated
	Shares	Amount	Paid in Capital	Compensation	Stock	Stock	Stockholders	Deficit	Total

Balance, December 31, 2001, as previously reported	4,511,494	$45,115	$32,004,032	$—	—	$—	$(2,974,804)	$(118,054,289)	$(88,979,946)
Cummulative efect on prior years of restatement								$(1,838,553)	(1,838,553)

Balance, December 31, 2001, (as restated)	4,511,494	45,115	32,004,032	—	—	—	(2,974,804)	(119,892,842)	(90,818,499)
Issuance of warrants			4,901,874						4,901,874
Issuance of warrants in connection with premium stock financing			43,900						43,900
Accrued preferred stock dividend								(7,850,114)	(7,850,114)
Accretion of preferred stock to liquidation value								(343,526)	(343,526)
Convertible Preferred Stock			(429,865)						(429,865)
Issuance of common stock	5,594,409	55,944	33,077,182						33,133,126
Conversion of comon stock	6,467,611	64,676	119,657,911						119,722,587
Net loss								(21,363,224)	(21,363,224)

Balance, December 30, 2002, (as restated)	16,573,514	165,735	189,255,034	—	—	—	(2,974,804)	(149,449,706)	36,996,259
Issuance of restricted stock	1,678,471	16,785	2,712,654	(2,729,439)					—
Amortization of deferred stock compensation				893,659					893,659
Return of shares for note					(21,978)	(250,003)	250,003		—
Exercise of warrants	3,036	30	(249,783)		21,978	250,003			250
Issuance of common stock	4,990,752	49,909	6,774,387						6,824,296
Conversion to common stock	3,013,336	30,133	4,489,871						4,520,004
Stock compensation			93,246						93,246
Net loss								(26,493,593)	(26,493,593)

Balance, December 29, 2003, (as restated)	26,259,109	262,592	203,075,409	(1,835,780)	—	—	(2,724,801)	(175,943,299)	22,834,121
Issuance of common stock	4,284,403	42,844	19,566,282						19,609,126
Issuance of restricted stock	1,482	15	7,009	(7,024)					—
Stock compensation	22,240	222	2,276,072						2,276,294
Amortization of deferred stock compensation				942,818					942,818
Exercise of warrants	3,424	34							34
Exercise of stock options	249,058	2,490	594,975						597,465
Reserve for notes receivable from stockholders							1,265,984		1,265,984
Net loss								(18,373,462)	(18,373,462)

Balance, January 3, 2005	30,819,716	$308,197	$225,519,747	$(899,986)	—	$—	$(1,458,817)	$(194,316,761)	$29,152,380

The accompanying notes are an integral part of the consolidated financial statements

Cosi, Inc.
Consolidated Statements of Cash Flows
For the Fiscal Years Ended January 3, 2005, December 29, 2003 and December 30, 2002

	January 3, 2005	December 29, 2003	December 30, 2002

		(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(18,373,462)	$(26,493,593)	$(21,363,224)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,947,756	7,852,511	5,951,162
Amortization of deferred financing costs	—	90,490	548,972
Loss on early extinguishment of debt	—	—	5,083,188
Non-cash portion of asset impairments and disposals	1,393,828	8,232,284	1,056,471
(Recovery) provision for bad debts	(39,206)	202,710	27,000
Impairment of intangible assets	—	607,900	—
Stock compensation expense	2,276,294	93,246	—
Amortization of deferred compensation	942,818	893,658	—
Non-cash portion of interest expense	—	20,004	—
Reserve on notes receivable from stockholders	1,265,984	—	—
Changes in operating assets and liabilities:
Accounts receivable	34,425	700,371	(339,740)
Inventories	92,344	482,875	(61,924)
Prepaid expenses and other current assets	(856,580)	240,232	(1,107,926)
Other assets	(335,649)	(155,538)	(367,352)
Accounts payable	(2,060,572)	(1,991,639)	4,188,124
Accrued expenses	620,281	1,630,929	970,599
Other liabilities	(251,386)	606,503	2,088,337
Lease termination accrual	(1,287,977)	(4,400,629)	(1,576,103)

Net cash used in operating activities	(9,631,102)	(11,387,686)	(4,902,416)
Cash flows used in investing activities:
Capital expenditures	(7,392,224)	(4,069,913)	(28,066,125)
Purchases of investments, net	(9,961,624)	—	—
Return (payment) of security deposits	85,893	315,122	(308,404)

Net cash used in investing activities	(17,267,955)	(3,754,791)	(28,374,529)
Cash flows provided by financing activities:
Proceeds from issuance of common stock	20,206,591	6,824,296	33,133,126
Net proceeds from issuance of preferred stock	—	—	15,670,511
Retirement of Sr. Subordinated & Sr. Secured notes	—	—	(16,320,692)
Exercise of warrants	34	250	—
Principal payments on capital lease obligations	(2,917)	(116,509)	(457,673)
Proceeds from long-term debt plus related warrants and accrued interest	—	4,500,000	10,980,647
Principal payments on long-term debt	(172,002)	(1,140,825)	(1,166,238)

Net cash provided by financing activities	20,031,706	10,067,212	41,839,681

Net (decrease) increase in cash and cash equivalents	(6,867,351)	(5,075,265)	8,562,736
Cash and cash equivalents, beginning of period	7,957,042	13,032,307	4,469,571

Cash and cash equivalents, end of period	$1,089,691	$7,957,042	$13,032,307

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$74,324	$315,833	$1,323,459

Corporate franchise and income taxes	$288,165	$220,800	$118,690

The accompanying notes are an integral part of the consolidated financial statements.

COSI, INC.
Notes to Consolidated Financial Statements
For the Fiscal Years Ended January 3, 2005, December 29, 2003 and December 30, 2002

1.	Organization and Summary of Significant Accounting Policies
Organization
      Cosi, Inc., a Delaware corporation, engages in the business of operating premium convenience dining restaurants which sell high-quality sandwiches, salads and coffees along with a variety of other soft drink beverages, teas, baked goods and alcoholic beverages. As of January 3, 2005 we operated 92 restaurants in 16 states and the District of Columbia, including nine restaurants operated within Federated Department Stores locations.
      In April 2004, we issued 3,550,000 shares of common stock to a limited number of institutional investors at a price of $5.65 per share pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended. This issuance provided us with gross proceeds of approximately $20.1 million.
      In January 2004, a stockholder purchased 693,963 shares of common stock for approximately $1 million pursuant to an investment agreement.
      In November 2002, we completed an initial public offering of our common stock, issuing 5,555,556 shares at $7.00 per share. Concurrently, all outstanding shares of Series A and Series C preferred stock were converted to common stock, and all of our outstanding obligations under our Senior Subordinated and Senior Secured Debt agreements were repaid. The total net proceeds of the offering were approximately $32.8 million.
Fiscal Year
      Our fiscal year ends on the Monday closest to December 31. Fiscal years ended January 3, 2005, December 29, 2003 and December 30, 2002 are referred to as fiscal 2004, 2003 and 2002, respectively. Fiscal 2004 included 53 weeks. Fiscal 2003 and 2002 included 52 weeks.
Basis of Presentation
      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Cash and Cash Equivalents
      We consider all short-term investments with an original maturity of three months or less to be cash equivalents.
Investments
      During fiscal 2004, we purchased certain debt securities as investments. These investments consist of United States government agency notes with original maturities of greater than 30 days at the date of purchase.
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 Accounting for Certain Investments in Debt and Equity Securities, and based on our intentions regarding these instruments, we classify all marketable debt securities as held-to-maturity and account for these investments at amortized cost. The amortized principal amount of investments at January 3, 2005 was approximately $10.0 million and the weighted average interest rate was 2.36%. The amortized principal amount approximates fair value at January 3, 2003. We determined the fair value of our investments in debt securities based upon public market rates. All investments held at January 3, 2005 mature within one year.

COSI, INC.
Notes to Consolidated Financial Statements — (Continued)
Concentration of Credit Risks
      Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits and accounts receivable. We place our cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions, commercial paper and money market funds. Cash deposits may exceed FDIC insured levels from time to time.
      Our accounts receivables consist principally of receivables from trade or “house” accounts representing corporate customers, as well as amounts due from certain landlords for tenant improvement reimbursements. We have established credit procedures and analyses to control the granting of credit to customers.
Accounts Receivable
      Accounts receivable is stated at net realizable value. When collection is in doubt, a reserve is recorded.
Inventories
      Inventories are stated at the lower of cost (“First In, First Out” method) or market, and consist principally of food, beverage, liquor and packaging and related food supplies.
Property, Equipment and Leasehold Improvements
      Property, equipment and leasehold improvements are stated at cost and include improvements and costs incurred in the development and construction of new restaurants and remodels, equipment and leasehold improvements. Depreciation is computed using the straight-line method over estimated useful lives, which range from two to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the related leases. Repair and maintenance costs that are deemed to extend the useful life of the asset and which are greater than $1,000 are capitalized.
Restaurant Impairment Charges
      Impairment losses are recorded on long-lived assets on a restaurant by restaurant basis whenever impairment factors are determined to be present. We consider a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. We have identified certain units that have been impaired, and recorded charges of approximately $0.6 million (related to 3 restaurants), $8.5 million (related to 15 restaurants) and $1.1 million (related to two restaurants) in the statements of operations for fiscal years 2004, 2003 and 2002, respectively. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period.
      In addition, we recorded a charge of approximately $0.8 million during the fourth quarter of fiscal 2004 related to the disposal of fixed assets, primarily leaseholds and other equipment at the New York support center.
Lease Termination Costs
      In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for any restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002. During fiscal 2004, we recognized approximately $1.3 million of lease termination income

COSI, INC.
Notes to Consolidated Financial Statements — (Continued)
related to the reversal of certain lease termination accruals, which was partially offset by charges of approximately $0.7 million resulting in a net reversal of approximately $0.6 million.
      In fiscal 2003, the Board of Directors concluded that our financial performance would be strengthened by closing in an orderly fashion as many as thirteen of our restaurants, eight of which were closed during fiscal 2003 and five of which were closed during fiscal 2004. Future store closings, if any, may result in additional lease termination charges. Charges for lease termination costs will be dependent on our ability to improve operations in those stores. If unsuccessful, lease termination costs will be determined through negotiating acceptable terms with its landlords to terminate the leases for those units, and also on our ability to locate acceptable sub-tenants or assignees for the leases at those locations.
Intangibles, Security Deposits and Other Assets
      Intangibles and other assets consist of expenditures associated with obtaining liquor licenses, trademarks and logos. Liquor licenses are stated at cost which, in the aggregate, is not in excess of market value. Security deposits primarily consist of deposits placed on leased locations.
      We review intangible assets for impairment on an annual basis, or more often if events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable in accordance with SFAS 142. No amortization expense was recorded in fiscal 2004, 2003 and 2002. For fiscal 2003, we determined that certain trademarks and liquor licenses had been impaired, resulting in a charge of $0.6 million, which was included in general and administrative expense in the accompanying statement of operations.
Other Liabilities
      Other liabilities consist of deferred rent and accrued lease termination costs (see Note 18).
Income Taxes
      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Our deferred tax assets will remain fully reserved until such time that we can determine that it is more likely than not that we will recognize the deferred asset.
Revenue Recognition
      We record revenue at the time of the purchase of our products by our customers.
Cost of Sales
      Cost of sales includes the cost of food, beverage, liquor, packaging products and related food supplies, inbound freight, restaurant payroll and related fringe benefits, and store occupancy costs. Store occupancy costs include rent, contingent rents, common area maintenance, real estate and personal property taxes, utilities, and repairs and maintenance.
Advertising Costs
      Advertising costs are expensed as incurred and approximated $933,000, $705,000 and $687,000 for fiscal years 2004, 2003 and 2002, respectively.

COSI, INC.
Notes to Consolidated Financial Statements — (Continued)
Restaurant Pre-Opening Costs
      All costs incurred prior to the opening of a location, which consist primarily of salaries, rent and other direct expenses incurred with the initial setup of restaurants and certain costs related to remodels, employee training and general restaurant management, are expensed as incurred.
Net Loss Per Share
      Basic net loss per share is computed by dividing the net loss attributable to common shareholders (after deducting preferred stock dividends) by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents, if any, outstanding. In-the-money stock options and warrants to purchase an aggregate of 6,262,354, 1,401,411 and 565,674 shares of common stock were outstanding at January 3, 2005, December 29, 2003 and December 30, 2002, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in these periods and hence the impact would be anti-dilutive.
Stock-Based Compensation
      The following illustrates the pro forma effect on net loss attributable to common stockholders and net loss per common share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:
Pro Forma:

	Fiscal Year

	2004	2003	2002

	(Dollars in thousands, except per share data)
Net loss as reported	$(18,373,462)	$(26,493,593)	$(29,556,864)
Add: Stock-based compensation expense included in reported net loss	2,151,295	93,246	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(2,623,242)	(1,229,491)	(1,952,266)

Pro forma net loss	$(18,845,409)	$(27,629,838)	$(31,509,130)

Net loss per common share: basic and diluted
As reported	$(0.62)	$(1.53)	$(5.13)

Pro forma	$(0.64)	$(1.60)	$(5.47)

      The pro forma amounts are not representative of the effects on reported earnings for future years.
      Pursuant to a stock option repricing approved by stockholders, on December 29, 2003, 1,246,164 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per common share. In accordance with APB 25, we have recorded a charge of approximately $2.2 million in fiscal 2004 resulting from an increase in our stock price from $2.26, as of the date of the repricing, to a stock price of $6.09, as of the close of business on January 3, 2005. We may be required to record additional adjustments in the future, that may be material, depending upon the movement of our stock price. Any forfeitures of repriced options will be reversed against the stock compensation expense recorded in previous quarters related to the unvested portion of those options in the period that the forfeitures become effective.

COSI, INC.
Notes to Consolidated Financial Statements — (Continued)
      The weighted average fair values of the options calculated in accordance with SFAS 123 were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year

	2004	2003	2002

Expected dividend yield	0%	0%	0%
Expected stock price volatility	68%	40%	40	%(a)
Average risk-free interest rate	3.47%	4.01%	4.11%
Average expected life of options	5	5	5

(a)	For options issued subsequent to our initial public offering.
Fair Value of Financial Instruments
      The carrying value of all financial instruments reflected in the accompanying balance sheet approximates fair value at January 3, 2005 and December 29, 2003.
Segment Information
      Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. We consider our operations to be in the food service industry and, as a result, we have one single reporting operating unit with all sales generated in the United States.
Accounting Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
Reclassifications
      Certain amounts in the fiscal 2003 and 2002 consolidated financial statements have been reclassified to conform to the fiscal 2004 presentation.
New Accounting Pronouncements
      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 were effective for fiscal years ending after December 15, 2002 and have been incorporated into the accompanying financial statements and footnotes. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Pursuant to a stock option repricing approved by shareholders, on December 29, 2003, 1,364,326 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per share. In accordance with APB 25, these options are subject to variable accounting, which may result in material charges.

COSI, INC.
Notes to Consolidated Financial Statements — (Continued)
      In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt the new standard in the third quarter of fiscal 2005. We have not yet assessed the impact of adopting this new standard.
      In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. FIN 46-R is effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. The adoption of FIN 46 and FIN 46-R did not have a material impact on our financial position or results of operations.
      On July 1, 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this statement did not have an effect on the consolidated financial statements.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, when applied, will have a material impact on our financial position or results of operations.

2.	Restatement of Financial Statements
      On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its view regarding certain lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). In addition, a number of companies within the restaurant industry have announced adjustments to their financial statements related to lease accounting issues. In light of this information, we reviewed our methods of accounting for leases and determined that our practice regarding amortization of leasehold improvements is properly in accordance with GAAP. We also reviewed our methods of (1) accounting for landlord allowances to fund leasehold improvements and (2) rent expense prior to commencement of operations and determined that while consistent with common industry practices, our methods were not in accordance with GAAP. We also evaluated the materiality of the corrections to our financial statements and concluded that the incremental impact of the corrections is not material to any quarter or annual period consolidated statements of operations; however, the cumulative effect of the corrections is material to the consolidated balance sheets. As a result, we have restated our consolidated financial statements for each of the fiscal years ended December 30, 2002 and December 29, 2003, and the first three quarters of fiscal 2004 included in this report. The resulting adjustments are all non-cash and will have no material impact on our cash flows, cash position, revenues, comparable store sales, operating losses or net losses.
      Historically, our accounting practice has been to record landlord allowances as a reduction of leasehold improvements on the consolidated balance sheet and capital expenditures in investing activities on the consolidated statements of cash flows. We have determined that Financial Accounting Standards Board

COSI, INC.
Notes to Consolidated Financial Statements — (Continued)
Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent in other long-term liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. In addition, this adjustment results in a reclassification of the amortization of the landlord allowance from depreciation and amortization expense to restaurant expenses on the consolidated statements of operations and is included as an additional cost component of capital expenditures in investing activities on the consolidated statements of cash flows. Since our leases generally have an initial term of ten years which is shorter than the expected lives of the leasehold improvements, the net impact of this reclassification to the consolidated statements of operations is not material.
      Finally, we have historically recognized rent expense on a straight line basis over the lease term commencing on the restaurant opening date. The restaurant opening date coincides with the commencement of business operations, which is the intended use of the property. We have determined that under Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” the lease term should commence on the date we take possession and include the pre-opening period of construction, renovation and fixturing. The correction of this error requires us to record additional deferred rent in other long-term liabilities and to adjust retained earnings on the consolidated balance sheet, as well as to restate rent expense in restaurant expenses on the consolidated statements of operations.
      The effect of these corrections is a cumulative increase in the accumulated deficit of $0.9 million as of the beginning of fiscal 2000, an increase in the net loss of $0.6 million for fiscal 2000, an increase in the net loss of $0.3 million for fiscal 2001, an increase in the net loss of $0.5 million for fiscal 2002 and decreases in the net loss of $0.2 million and $0.4 million for fiscal years 2003 and 2004, respectively.
      Following is a summary of the effects of these adjustments on our consolidated balance sheet as of December 29, 2003, as well as on our consolidated statements of operations and cash flows for fiscal 2003 and 2002:

	Consolidated Statement of Operations

	As Previously
	Reported	Adjustments	As Restated

Fiscal year ended December 29, 2003
Restaurant expenses	$67,673,282	(351,465)	$67,321,817
Depreciation and amortization	7,656,651	195,860	7,852,511
Operating loss	(26,484,893)	155,605	(26,329,288)
Net loss	(26,649,198)	155,605	(26,493,593)
Net loss attributable to common stockholders	(26,649,198)	155,605	(26,493,593)
Basic and diluted loss per share	$(1.54)	$0.01	$(1.53)

Fiscal year ended December 30, 2002
Restaurant expenses	$50,852,670	$392,218	$51,244,888
Depreciation and amortization	5,851,207	99,955	5,951,162
Operating loss	(14,525,498)	(492,173)	(15,017,671)
Net loss	(20,871,051)	(492,173)	(21,363,224)
Net loss attributable to common stockholders	(29,064,691)	(492,173)	(29,556,864)
Basic and diluted loss per share	$(5.04)	$(0.09)	$(5.13)

COSI, INC.
Notes to Consolidated Financial Statements — (Continued)

	Consolidated Balance Sheet

	As Previously
	Reported	Adjustments	As Restated

December 29, 2003
Property, equipment and leasehold improvements, net	$33,574,045	$1,444,232	$35,018,277
Total assets	46,502,380	1,444,232	47,946,612
Other long-term liabilities	6,525,505	3,619,353	10,144,858
Total liabilities	21,493,138	3,619,353	25,112,491
Total stockholders’ equity	25,009,242	(2,175,121)	22,834,121
Total liabilities and stockholders’ equity	$46,502,380	$1,444,232	$47,946,612

	Consolidated Statements of Cash Flows

	As Previously
	Reported	Adjustments	As Restated

December 29, 2003
Net cash used in operating activities	$(11,749,938)	$362,252	$(11,387,686)
Net cash used in investing activities	(3,392,539)	(362,252)	(3,754,791)
December 30, 2002
Net cash used in operating activities	$(5,812,741)	$910,325	$(4,902,416)
Net cash used in investing activities	(27,464,204)	(910,325)	(28,374,529)

3.	Accounts Receivable
      Accounts receivable consist of the following:

	Fiscal Year

	2004	2003

Accounts receivable, trade	$530,745	$605,103
Reimbursements due from landlords	—	189,715
Other	234,836	206,683

Total receivables	765,581	1,001,501
Less allowance for doubtful accounts	(152,355)	(393,056)

Accounts receivable, net	$613,226	$608,445

4.	Prepaid Expenses and Other Current Assets
      Prepaid expenses and other current assets consist of the following:

	Fiscal Year

	2004	2003

Prepaid insurance	2,102,120	1,337,240
Prepaid rent	51,983	37,047
Other	160,995	61,761

Prepaid expenses and other current assets	2,315,098	1,436,048

COSI, INC.
Notes to Consolidated Financial Statements — (Continued)

5.	Property, Equipment and Leasehold Improvements
      Property, equipment and leasehold improvements consist of the following:

	Fiscal Year

	2004	2003

Leasehold improvements	$36,694,608	$34,820,316
Furniture and fixtures	8,856,755	9,139,599
Restaurant equipment	12,885,967	13,172,940
Computer and telephone equipment	8,253,972	7,862,454
Construction in progress	530,104	126,092

Total property, equipment and leasehold improvements	67,221,406	65,121,401
Less accumulated depreciation and amortization	(33,146,915)	(30,103,124)

Property and equipment, net	$34,074,491	$35,018,277

      Depreciation and amortization expense for fiscal 2004, 2003 and 2002 was $6,947,756 $7,852,511 and $5,951,162, respectively.

6.	Intangibles, Security Deposits and Other Assets
      Effective January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standard addresses how intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. In accordance with SFAS 142, intangible assets, including purchased goodwill, must be evaluated for impairment on an annual basis, or more often if events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Finite lived intangibles will continue to be amortized over their estimated useful lives. Our intangibles consist of expenditures associated with obtaining liquor licenses, trademarks and logos. These identifiable intangibles have indefinite lives and, accordingly, are no longer being amortized.
      Intangibles, security deposits and other assets consist of the following:

	Fiscal Year

	2004	2003

Liquor licenses	$785,598	$749,918
Trademarks	195,000	195,865
Security deposits	1,191,398	958,731
Other	21,705	39,431

Total other assets, net	$2,193,701	$1,943,945

COSI, INC.
Notes to Consolidated Financial Statements — (Continued)

7.	Accrued Expenses
      Accrued expenses consist of the following:

	Fiscal Year

	2004	2003

Payroll and related benefits and taxes	$2,304,144	$1,756,185
Taxes payable	762,305	816,184
Professional and legal	553,044	407,273
Rent	417,418	562,242
Gift cards/certificates	334,731	252,198
Severance	380,741	1,485,377
Insurance	2,216,698	397,682
Other	2,708,463	1,481,221

Total accrued expenses	$9,677,544	$7,158,362

8.	Long-Term Debt
      In May 1998, we entered into a construction note payable which requires monthly payments of $3,097 and accrues interest at a rate of 10% per year. The note matures in March 2007. The outstanding balance as of the end of fiscal 2004 and 2003 was $77,057 and $98,261, respectively.
      In April 2003, we entered into a construction note payable with a landlord. The note is due March 2013, requires monthly payments of $1,742 and accrues interest at a rate of 7% per annum. The outstanding balance as of the end of fiscal 2004 and 2003 was $130,699 and $142,016, respectively.
      In fiscal 2001 we entered into a settlement agreement involving a trademark dispute. Under that agreement, we are obligated to make annual payments of $25,000 per year through 2011. The outstanding obligations under the settlement agreement were $130,159 and $156,172 as of the end of fiscal 2004 and 2003, respectively. The present value of those future payments, discounted at 8%, are included in Long-Term Debt on the accompanying balance sheets for fiscal 2004 and 2003.
      In July 2002, we entered into an agreement to purchase a liquor license. Under the agreement, we are obligated to make monthly payments of $1,528 through February 2006. The outstanding obligations under the agreement were $20,356 and $36,358 as of the end of fiscal 2004 and 2003, respectively. The present value of those future payments, discounted at 7%, are included in Long-Term Debt on the accompanying balance sheets for fiscal 2004 and 2003.
      On October 28, 1999, we entered into a $3 million Master Loan and Security Agreement (the “Equipment Loan Credit Facility”). The proceeds were required to be used for the purchases of equipment. Borrowings were secured by the equipment purchased. Each borrowing under the Equipment Loan Credit Facility was payable over 36 months and the interest rate was determined at the time of the borrowing. Warrants to purchase shares of common stock were issued in connection with the Equipment Loan Credit Facility. The warrants entitled the holder to acquire 8,068 shares of our common stock for $14.875 per share. During fiscal 2004, we satisfied the remaining principal balance of $91,849. As of January 3, 2005, all principal and interest had been satisfied and the Equipment Loan Credit Facility has terminated in accordance with the terms of the agreement.
      In April 2003, we borrowed the full amount of a $3 million line of credit (the “$3 Million Note”) from a bank to be used for general corporate purposes. The $3 Million Note carried interest at 75 basis points over Bank of America’s prime lending rate and was secured by all of the Company’s tangible and intangible

COSI, INC.
Notes to Consolidated Financial Statements — (Continued)
property, other than equipment pledged to secure its Equipment Loan Credit Facility. The $3 Million Note was guaranteed, jointly and severally, by Eric J. Gleacher, one of our stockholders and formerly a director; Charles G. Phillips, one of our stockholders, and an entity related to ZAM Holdings L.P., our largest stockholder (together, “the Guarantors”). On October 30, 2003, the bank assigned the note to the Guarantors or their designees and the maturity date was extended to December 31, 2004. In connection with our rights offering on December 29, 2003, the $3 Million Note was converted into shares of common stock at the option of the holders, at a conversion price equal to $1.50.
      On August 5 and 6, 2003, we issued senior secured promissory notes with an aggregate principal amount of $1.5 million to Eric J. Gleacher, Charles G. Phillips and ZAM Holdings, L.P. (collectively the “$1.5 Million Note”). In connection with our rights offering, each of the holders converted their pro-rata share of the outstanding principal amount of the $1.5 Million Note plus accrued and unpaid interest into shares of common stock at a conversion price equal $1.50 per share.
Senior Subordinated Debt
      During fiscal 2001, we issued approximately $9 million of senior subordinated notes along with detachable warrants. The notes bore interest at 13% per annum, compounded quarterly and payable in arrears, and were subject to a mandatory prepayment at the election of the Company or the holders at any time after the earliest of (i) a material change in ownership, as defined, (ii) a merger or sale of substantially all of the Company’s assets, (iii) a substantial change in corporate structure, as defined, or (iv) a default by the Company, as defined. The notes were repaid in fiscal 2002 in connection with our initial public offering of common stock. (See Note 12) Upon the repayment of the notes, we recorded a charge of approximately $0.5 million to write off the unamortized portion of the fair value ascribed to the warrants. This amount is classified as loss on early extinguishment of debt in the accompanying Consolidated Statement of Operations.
Senior Secured Debt
      During fiscal 2002, we entered into Senior Secured Note and Warrant Purchase Agreements with certain of our existing shareholders and members of our board of directors. These agreements provided us with a credit facility of up to $25.0 million available for general corporate purposes. The facility allowed us to draw down funds from time to time until August 12, 2003. Each draw down was evidenced by a senior secured note bearing interest at 12% per annum. During fiscal 2002 we issued $9.5 million of 12% senior secured notes pursuant to this credit facility. These notes ranked senior to all of our other funded indebtedness and were secured by all of our tangible and intangible property, other than equipment pledged to secure our equipment loan credit facility and its capitalized lease obligations. Interest on the notes accrued and was paid together with principal upon maturity. All notes issued pursuant to these agreements matured, and the credit facility terminated, upon the consummation of our Initial Public Offering. (see Note 12).
      In connection with the Senior Secured Note and Warrant Purchase Agreements, we issued warrants to purchase an aggregate of 2,070,004 shares of our common stock, at an exercise price of $6.00 per share, pro rata to the parties to the agreement. Each warrant issued pursuant to the Senior Secured Note and Warrant Purchase Agreements has a five year term and could not be exercised until after one year from the date of issuance. The fair value assigned to the warrants ($4.8 million) was being recognized as interest expense over the term of the notes. Upon the repayment of the notes in fiscal 2002 we recorded a charge of approximately $4.5 million to write off the unamortized portion of the fair value ascribed to the warrants. This amount is classified as loss on early extinguishments of debt in the accompanying Consolidated Statement of Operations.

COSI, INC.
Notes to Consolidated Financial Statements — (Continued)
      Future minimum principal payments on long-term debt as of January 3, 2005 are as follows:

Fiscal Year

2005	$74,904
2006	65,874
2007	43,092
2008	33,338
2009	35,889
2010 and thereafter	105,174

358,271
Less current maturities	(74,904)

Long-term debt, net	$283,367

9.	Capital Lease Obligations
      During fiscal 2004, we paid all remaining principal and interest due under our capital lease agreements which then terminated in accordance with the terms of the agreement.

10.	Income Taxes
      Significant components of our deferred tax assets are as follows:

	Fiscal Year

	2004	2003

Deferred tax assets:
Net operating loss carryforward	$47,673,687	$39,731,194
Deferred compensation	341,995	2,018,848
Depreciation expense and impairment of long-lived assets	11,417,515	11,117,205
Lease termination accrual	356,046	823,228
Allowance for doubtful accounts	57,895	145,431
Contractual lease increases	1,578,249	1,624,329
Accrued expenses	130,788	147,142

Total deferred tax assets	61,556,175	55,607,377
Valuation allowance	(61,556,175)	(55,607,377)

Net deferred taxes	$—	$—

      As of January 3, 2005, we have Federal net operating tax loss carryforwards of approximately $127.3 million, which if not used, will expire through 2023. Utilization of the net operating losses may be subject to an annual limitation due to the change in ownership provisions of the Internal Revenue Code and similar state provisions. These annual limitations may result in the expiration of these net operating losses before their utilization. The Company has recorded a valuation allowance to offset the benefit associated with the deferred tax assets noted above due to the uncertainty of realizing the related benefits.

COSI, INC.
Notes to Consolidated Financial Statements — (Continued)

11.	Stockholders’ Equity
Change in Authorized Number of Shares
      On November 22, 2002, we amended our Certificate of Incorporation to increase our authorized capital stock from 45,673,947 shares to 140,000,000, of which 100,000,000 shares were Common Stock and 40,000,000 shares were Preferred Stock.
      On November 24, 2003, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to effectuate a one-for-five reverse stock split of the issued shares of our common stock. All statements presented, retroactively reflect this reverse stock split.
Common Stock Purchase Rights
      On November 18, 2002, the Board of Directors resolved to adopt a Shareholders’ Rights Plan (“Rights Plan”). At that time the Board declared a dividend distribution of one right (“Right”) for each share of common stock, $.01 par value per share of the Company on November 25, 2002, to shareholders of record on November 25, 2002. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of our preferred stock designated as Series D Preferred Stock at a price of $100 per one one-hundredth of a share. The Board of Directors also resolved to amend its certificate of incorporation, to designate 1,000,000 shares of Series D Preferred Stock for such issuance.
      The exercise price and the number of Series D preferred shares issuable upon exercise are subject to adjustments from time to time to prevent dilution. The share purchase rights are not exercisable until the earlier to occur of (1) 10 days following a public announcement that a person or group of affiliated or associated persons, referred to as an acquiring person, have acquired beneficial ownership of 15% or more of the our outstanding voting common stock or (2) 10 business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer which would result in an acquiring person beneficially owning 15% or more of our outstanding voting shares of common stock.
      If we are acquired in a merger or other business combination, or if more than 50% of our consolidated assets or earning power is sold after a person or group has become an acquiring person, proper provision will be made so that each holder of a share purchase right — other than share purchase rights beneficially owned by the acquiring person, which will thereafter be void — will have the right to receive, upon exercise of the share purchase right at the then current exercise price, the number of shares of common stock of the acquiring company which at the time of the transaction have a market value of two times the exercise price. If any person or group becomes an acquiring person, proper provision shall be made so that each holder of a share purchase right — other than share purchase rights beneficially owned by the acquiring person, which will thereafter be void — will have the right to receive upon exercise of the share purchase right at the then current exercise price, the number of shares of Series D preferred stock with a market value at the time of the transaction equal to two times the exercise price.
      Series D preferred shares issuable upon exercise of the share purchase rights will not be redeemable. Each Series D preferred share will be entitled to a minimum preferential dividend payment of $.10 per share and will be entitled to an aggregate dividend of 100 times the cash dividend declared per share of common stock. In the event we are liquidated, the holders of the Series D preferred shares will be entitled to receive a payment in an amount equal to the greater of $100 per one one-hundredth share or 100 times the payment made per share of common stock. Each Series D preferred share will have 100 votes, voting together with the shares of common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each Series D preferred share will be entitled to receive 100 times the amount received per share of common stock. These rights are protected by customary antidilution provisions.

COSI, INC.
Notes to Consolidated Financial Statements — (Continued)
      Before the date the share purchase rights are exercisable, the share purchase Rights may not be detached or transferred separately from the common stock. The share purchase Rights will expire in 2012, or, if the share purchase Rights become exercisable before 2012, at the close of business on the 90th day following such date the share purchase Right become exercisable, provided that the Company’s Board of Directors does not extend or otherwise modify the Right. At any time on or prior to 10 business days following the time an acquiring person acquires beneficial ownership of 15% or more of the Company’s outstanding voting common stock, the Company’s board of directors may redeem the share purchase Rights in whole, but not in part, at a price of $.01 per share purchase Right. Immediately upon any share purchase Rights redemption, the exercise Rights terminate, and the holders will only be entitled to receive the redemption price.
Stock Purchase Warrants
      Warrants, issued in conjunction with previous equity and debt securities, to purchase 2,181,136 shares of our common stock were outstanding as of January 3, 2005; 75,327 of which have an exercise price of $.01 per share and expire from November 2006 to April 2008; 2,070,004 of which have an exercise price of $6.00 per share, became exercisable after August 16, 2003 and expire from August 2007 to November 2007; 33,279 of which have an exercise price of $8.50 per share and expire in November 2007; and 2,526 of which have an exercise price of $9.50 per share and expire in December 2006. 75,327 of these warrants provide for anti-dilution adjustments in the event of stock splits, stock dividends, sales by us of our stock at, or issuance of options or warrants containing an exercise price of, less than fair market value or merger, consolidation, recapitalization or similar transactions. All of the holders of these warrants are entitled to participate in any dividends declared upon shares of our common stock (other than dividends payable solely in shares of common stock) as if these holders had fully exercised such warrants.
Restricted Stock
      During fiscal 2003, we entered into an employment agreement with William D. Forrest. Pursuant to the agreement, Mr. Forrest will serve as Executive Chairman for three years ending on March 31, 2006. In consideration for Mr. Forrest’s service as our Executive Chairman, on June 26, 2003, we issued to Mr. Forrest 1,156,407 shares of our authorized but unissued common stock, representing 5% of its outstanding common stock on a fully diluted basis (assuming all outstanding options and warrants are exercised). Pursuant to the December 29, 2003 completion of the rights offering, we issued an additional 523,546 shares to Mr. Forrest, including 1,482 shares issued on August 11, 2004 as a result of additional shares being issued pursuant to the rights offering, such that Mr. Forrest’s ownership of Cosi, on a fully diluted basis, remained at 5%. Mr. Forrest’s rights in the shares vest as follows: (i) 25% of the shares vested upon issuance; (ii) 25% of the shares will vest on April 1, 2004, provided the agreement is still in effect; and (iii) on the last day of each month, commencing with April 2004, and ending on March 2006, 2.08% of the shares will vest, and an additional .08% of the shares will vest on March 31, 2006, provided that at the end of each month the agreement is still in effect. All shares not vested will fully vest upon the termination of this agreement by Cosi without cause (as defined in the agreement), or upon a change of control (as defined in the agreement). If Mr. Forrest is terminated by us for cause (as defined in the agreement), all unvested shares will be forfeited. Mr. Forrest agreed that, during the term of the agreement and for a period of 12 months thereafter, he will not compete with us or solicit our employees. The value of Mr. Forrest’s shares, based on the closing price of our common stock on the date of the grant, was $2,729,439, which was recorded as deferred stock compensation within stockholder’s equity. Amortization of deferred stock compensation expense was $942,818 and $893,668 for fiscal years 2004 and 2003, respectively and is included in stock compensation expense in the accompanying consolidated statements of operations. The remaining balance is being amortized as stock compensation expense evenly over the remaining life of Mr. Forrest’s employment. On February 9, 2004, we and Mr. Forrest executed an addendum to the agreement when Mr. Forrest agreed to serve as our Executive Chairman on a

COSI, INC.
Notes to Consolidated Financial Statements — (Continued)
full-time basis. The addendum provides for an annual salary of $350,000 and grants of stock options to Mr. Forrest.

12.	Initial Public Offering
      On November 22, 2002, we completed an initial public offering of our common stock, issuing 5,555,556 shares at $7.00 per share. Concurrently, all outstanding shares of Series A and Series C preferred stock were converted to common stock, and all of our outstanding obligations under our Senior Subordinated and Senior Secured Debt agreements were repaid. In connection with the repayment of the Senior Subordinated and Senior Secured debt, all unaccreted debt discount, and unamortized deferred financing charges were written off, and a loss on early extinguishment of debt of approximately $5.1 million was recorded. The total net proceeds of the offering, net of offering expenses of approximately $6.1 million including underwriter’s discount were approximately $32.8 million.

13.	Rights Offering
      On December 29, 2003, we consummated a rights offering. Cosi raised an aggregate of approximately $7.5 million in new cash from the sale of common stock in connection with the rights offering and pursuant to an investment agreement among us and certain investors that was approved by our stockholders at our 2003 Annual Meeting. We issued approximately 3.6 million shares of common stock pursuant to the rights offering. In addition, we issued approximately 1.4 million shares of common stock pursuant to the investment agreement and approximately 3.0 million shares of common stock pursuant to the conversion of $4.5 million of senior secured notes held by certain of the parties to the investment agreement in connection with the rights offering. In January 2004, pursuant to the investment agreement, LJCB Nominees Pty, Ltd. purchased an additional 693,963 shares for approximately $1.0 million. In August 2004, we issued an additional 29,641 shares of common stock resulting from an adjustment pursuant to the rights offering.

14.	Private Placement
      On April 30, 2004, we issued 3,550,000 shares of common stock to a limited number of institutional investors at a price of $5.65 per share pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended. This issuance provided us with gross proceeds of approximately $20.0 million.
      Pursuant to the Securities Purchase Agreement relating to the private placement, we filed a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the shares purchased in the private placement. Because the registration statement was not declared effective by the staff of the SEC by July 29, 2004, pursuant to the Securities Purchase Agreement, we were required to make a payment to the purchasers of approximately $190,000. The payment was recorded in the other expense caption of the consolidated statement of operations during fiscal 2004. The registration statement was declared effective by the SEC on August 11, 2004.

15.	Stock Options
      We have several stock option plans that provide for the granting of incentive and nonqualified stock options to participants, employees and non-employee directors, to acquire common stock.
      There are approximately 10 million shares of common stock reserved for issuance under our stock option plans. Grants have been made at fair market value (as determined by the Board of Directors prior to our initial public offering) and generally vest over a period of five years and expire ten years from the date of the grant. The Board of Directors approves vesting terms on an individual basis. We account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

COSI, INC.
Notes to Consolidated Financial Statements — (Continued)
      A summary of option activity for fiscal 2004, 2003 and 2002 is as follows:

	Number of	Range of	Average Exercise
	Options	Exercise Price	Price

Balance as of December 31, 2001	3,265,605	$1.56-$18.81	$10.59
Granted	501,518	$6.00-$12.25	$10.40
Exercised	(32,142)	$10.94	$10.94
Cancelled/ Expired	(328,649)	$6.11-$12.25	$12.09

Balance as of December 30, 2002	3,406,332	$1.56-$18.81	$10.41
Granted	2,845,689	$1.36-$ 7.00	$2.13
Cancelled/ Expired	(1,841,182)	$1.36-$12.25	$8.72

Balance as of December 29, 2003	4,410,839	$1.36-$12.25	$5.68
Granted	1,514,291	$2.85-$ 6.53	$4.59
Exercised	(249,058)	$1.56-$ 5.30	$2.40
Cancelled/ Expired	(419,122)	$1.63-$ 12.3	$8.90

Balance as of January 3, 2005	5,256,950	$1.36-$12.25	$5.26

		Weighted
		Average
Total Exercisable at the End of the Year	Options	Exercise Price

As of January 3, 2005	2,763,986	$6.35

As of December 29, 2003	1,853,950	$7.63

As of December 30, 2002	1,815,903	$9.28

      The following table summarizes information about stock options outstanding at January 3, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$1.36 - $ 2.02	1,168,854	7.6	$1.76	633,794	$1.72
$2.09 - $ 2.99	1,401,329	6.3	2.40	699,541	2.33
$3.30 - $ 4.76	558,668	9.6	4.64	55	3.30
$5.08 - $ 7.00	835,479	8	5.56	279,809	5.54
$8.93 - $12.25	1,292,620	5.3	11.62	1,150,787	11.54

	5,256,950	6.9	$5.26	2,763,986	$6.35

16.	Defined Contribution Plan
      We have a 401(k) Plan (the “Plan”) for all qualified employees. The Plan provides for a matching employer contribution of 25% of up to the first 4% of the employees’ deferred savings. The employer contributions vest over five years. The deferred amount cannot exceed 15% of an individual participant’s compensation in any calendar year. Our contribution to the Plan was $15,056, $18,943 and $35,380 for fiscal years 2004, 2003 and 2002, respectively.

COSI, INC.
Notes to Consolidated Financial Statements — (Continued)

17.	Related Party Transactions
      We have incurred fees with a legal firm, a partner of which is formerly the owner of less than 0.5% of our equity securities, and is also the father of our former Vice President of Concept Development and former interim President and Chief Executive Officer. This firm provides legal services on behalf of the Company, which amounted to approximately $946,176, $1,161,834 and $575,000 for fiscal years 2004, 2003 and 2002.

18.	Commitments and Contingencies
Commitments
      As of January 3, 2005 we are committed under lease agreements expiring through 2014 for occupancy of our retail restaurants and for office space at the following minimum annual rentals:

2005	$12,241,665
2006	12,092,349
2007	11,705,672
2008	10,674,854
2009	9,596,199
Thereafter	$20,988,238
      Amounts shown are net of approximately $1.8 million of sublease rental income under non-cancellable subleases. Rental expense for the fiscal years ended 2004, 2003 and 2002 totaled $12,058,259, $13,055,402 and $10,826,984, respectively. Certain lease agreements have renewal options ranging from 3 years to 15 years. In addition, certain leases obligate us to pay additional rent if restaurant sales reach certain minimum levels (percentage rent). Also, during fiscal 2004, we entered into agreements with Federated Department Stores, Inc. under which amounts due for rental expenses are based on restaurant sales (percentage rent). Amounts incurred under these additional rent provisions and agreements were $476,499, $281,290 and $217,075 for fiscal years 2004, 2003 and 2002, respectively.
      Certain of our lease agreements provide for scheduled rent increases during the lease term, or for rental payments commencing at a date other than the date of initial occupancy. In accordance with SFAS No. 13, “Accounting for Leases,” rent expense is recognized on a straight-line basis over the term of the respective leases. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in other liabilities in the accompanying consolidated balance sheets. The outstanding liability was $5,792,268 and $6,470,973 as of the end of fiscal 2004 and 2003, respectively.
      Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. In accordance with FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” these allowances are recorded as deferred liabilities and amortized against rent expense over the term of the related lease. Included in other long-term liabilities in the accompanying consolidated balance sheets for fiscal 2004 and 2003 were landlord allowances of $1,247,964 and $1,538,460, respectively.
      As of January 3, 2005, the Company had outstanding approximately $540,000 in standby letters of credit, which were given as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal. These amounts are included as a component of Intangibles, Security Deposits and Other Assets in the accompanying consolidated balance sheet.
      During fiscal 2004 we recognized $1.5 million of lease termination income as we revised our estimates of the expected cost to terminate leases on locations that are closed as well as where we were able to exit the lease on a more favorable basis than previously anticipated, which was partially offset by charges of $0.9 million resulting in a net reversal of $0.6 million. During fiscal 2004, we made cash payments totaling

COSI, INC.
Notes to Consolidated Financial Statements — (Continued)
approximately $699,000 related to restaurants in the lease termination accrual. During fiscal 2003, we recognized $4.5 million of lease termination income related to the reversal of certain lease termination accruals where we were able to exit the lease on a more favorable basis than previously anticipated, which was partially offset by charges of $1.1 million for stores closed in 2003 resulting in a net reversal of $3.4 million. In addition, we made cash payments of $1.0 million during 2003 related to the lease termination accrual.
      As of January 3, 2005, future minimum lease payments related to restaurants that have been closed is approximately $2.6 million, with remaining lease terms ranging from 2 to 9 years. For each of these retail locations, a lease termination reserve has been established based upon management’s estimate of the cost to exit the lease.
      Other liabilities in the accompanying consolidated balance sheet as of January 3, 2005 include $936,963 in accrued lease termination costs (including a current portion of $363,000), $5,792,268 in accrued contractual lease increases and $1,247,964 in landlord allowances. Other liabilities in the accompanying consolidated balance sheet as of December 29, 2003 include $2,224,940 in accrued lease termination costs (including a current portion of $484,491), $6,470,973 in accrued contractual lease increases, $1,538,460 in landlord allowances and the long-term portion of the severance accrual of $394,975.
Purchase Commitment
      We have an exclusive coffee supply agreement with Coffee Bean International, Inc. (“Coffee Bean International”) that requires us to purchase all contracted coffee products from Coffee Bean International. The agreement is effective through June 2005, but may be terminated by us or Coffee Bean International; provided that 180 days notice is given in advance of such termination.
      During fiscal 2002, we entered into a long-term beverage marketing agreement with the Coca Cola Company. Under the agreement, we are obligated to purchase approximately 2.0 million gallons of fountain syrups at the then-current annually published national chain account prices.
      In addition, we have a contract with Maines Paper and Food Service as the broadline distributor that expires in January 2006. Maines supplies us with approximately 90% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers.
Self-Insurance
      We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum liability of $100,000 per participant during a plan year. Benefits paid in excess of $100,000 are reimbursed to the plan under our stop loss policy. In addition, we also have an aggregate stop loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. Health insurance expense for the fiscal years 2004, 2003 and 2002 was approximately $1,251,084, $1,316,000 and $1,108,000, respectively.
Litigation
      The Company has been named as a defendant in several purported class action complaints (see Note 21).

19.	Effect of the Events of September 11, 2001
      As a result of the events of September 11, 2001, our restaurant location and a kiosk that had operated in the World Trade Center in New York City were destroyed. Additionally, due to its proximity to the World Trade Center, our restaurant in the World Financial Center was closed after the attacks and was reopened in

COSI, INC.
Notes to Consolidated Financial Statements — (Continued)
September 2002. During fiscal 2002 we received $320,000 for business interruption insurance claims that was recorded as other income in the accompanying consolidated statement of operations.

20.	Employee Severance Charge
      During fiscal 2003, we reduced our executive, general and administrative staffing and recorded a charge of approximately $3.6 million included within general and administrative expense in the accompanying consolidated statement of operations. These reductions were primarily due to a change in the Company’s growth plans and in the Company’s executive management. During fiscal 2004 and 2003, payments of approximately $1.6 million and $1.7 million, respectively, were made leaving an accrual of approximately $0.3 million at January 3, 2005.

21.	Legal Proceedings
      From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations, employment related claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. To date, none of such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows.
      On February 5, 2003, a purported shareholder class action complaint was filed in the United States District Court for the Southern District of New York (the “Court”), alleging that Cosi and various of our officers and directors and the underwriter of our IPO violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by misstating, and by failing to disclose, certain financial and other business information (Sheel Mohnot v. Cosi, Inc., et al., No. 03 CV 812). At least eight additional class action complaints with substantially similar allegations were later filed. These actions have been consolidated in In re Cosi, Inc. Securities Litigation (collectively, the “Securities Act Litigation”). On July 7, 2003, lead plaintiffs filed a Consolidated Amended Complaint, alleging on behalf of a purported class of purchasers of our stock allegedly traceable to our November 22, 2002 IPO, that at the time of the IPO, our offering materials failed to disclose that the funds raised through the IPO would be insufficient to implement our expansion plan; that it was improbable that we would be able to open 53 to 59 new restaurants in 2003; that at the time of the IPO, we had negative working capital and therefore did not have available working capital to repay certain debts; and that the principal purpose for going forward with the IPO was to repay certain existing shareholders and members of the Board of Directors for certain debts and to operate our existing restaurants.
      The plaintiffs in the Securities Act Litigation generally seek to recover recessionary damages, expert fees, attorneys’ fees, costs of Court and pre- and post-judgment interest. Based on the allegations set forth in the complaint, we believe that the amount of recessionary damages that could be awarded to the plaintiffs, if a judgment is rendered against us, would not exceed $24 million. In addition, the underwriter is seeking indemnification from us for any damages assessed against it in the Securities Act Litigation. On August 22, 2003, lead plaintiffs filed a Second Consolidated Amended Complaint, which was substantially similar to the Consolidated Amended Complaint.
      On September 22, 2003, we filed motions to dismiss the Second Consolidated Amended Complaint in the Securities Act Litigation. Plaintiffs filed their opposition to our motion to dismiss on October 23, 2003. We filed reply briefs on November 12, 2003.
      On July 30, 2004, the Court granted plaintiffs permission to replead their complaint against us. On September 10, 2004, plaintiffs filed their Third Consolidated Amended Complaint. Plaintiffs abandoned their claim that we misled investors about our ability to execute our growth plans. Instead, plaintiffs claim that our offering materials failed to disclose that, at the time of the IPO, we were researching the possibility of

COSI, INC.
Notes to Consolidated Financial Statements — (Continued)
franchising our restaurants. On October 12, 2004, we filed a motion to dismiss plaintiffs’ Third Consolidated Amended Complaint.
      On November 19, 2004, plaintiffs filed their opposition to our motion to dismiss. On January 11, 2005, we filed a reply brief in further support of our motion to dismiss plaintiffs’ Third Consolidated Complaint. We have requested that the court hear an oral argument on the matter. If our request for oral argument is granted, the judge will take the arguments under submission. We have no way of predicting when the judge will issue a ruling on the case.
      We cannot predict what the outcome of these lawsuits will be. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage, which could have a material adverse effect on our financial condition or results of operations. We could also incur substantial legal costs, and management’s attention and resources could be diverted from our business.
Supplemental Disclosure of Cash Flow Information
      We paid cash for interest totaling $74,324, $315,833 and $1,323,459 in fiscal 2004, 2003 and 2002, respectively. We paid cash for corporate franchise and income taxes during fiscal 2004, 2003 and 2002 of $288,165, $220,800 and $118,690, respectively.

Consolidated Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves
For the Fiscal Years Ended January 3, 2005, December 29, 2003 and December 30, 2001

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
	of Period	Expenses	Deductions		Period

		(Dollars in thousands)
Fiscal 2002
Allowance for doubtful accounts receivable	$219.8	$27.0	$(14.7	)(a)	$232.1
Lease termination reserve	8,201.7	(1,165.0)	(411.1	)(b)	6,625.6

Fiscal 2003
Allowance for doubtful accounts receivable	$232.1	$202.4	$(41.4	)(a)	$393.1
Lease termination reserve	6,625.6	(3,391.3)	(1,009.4	)(b)	2,224.9

Fiscal 2004
Allowance for doubtful accounts receivable	$393.1	$(39.2)	$(201.5	)(a)	$152.4
Lease termination reserve	2,224.9	(588.8)	(699.1	)(b)	937.0

(a)	Write-off of uncollectable accounts.

(b)	Payments to landlords and others for leases on closed stores.

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2.1		Merger Agreement by and among Xando, Incorporated, Xando Merger Corp. and Cosi Sandwich Bar, Inc. dated as of October 4, 1999 (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
3.1		Amended and Restated Certificate of Incorporation of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).

3.2		Amended and Restated By-Laws of Cosi, Inc. (Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).

4.1		Form of Certificate of Common Stock (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, file #333-86390).

4.2		Rights Agreement between Cosi, Inc. and American Stock Transfer and Trust Company as Rights Agent dated November 21, 2002 (Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).

4.3		Amended and Restated Registration Agreement, dated as of March 30, 1999 (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, file #333-86390).

4.4		Supplemental Registration Rights Agreement, dated as of August 5, 2003 by and among the Company and the parties thereto (Filed as Exhibit 4.4.2 to the Company’s Registration Statement on Form S-1, file #333-107689).

4.5		Amendment No. 1 to Rights Agreement dated as of November 21, 2002, between Cosi, Inc. and American Stock Transfer and Trust Company, as rights agent (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).

4.6		Investment Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-1/ A, file #333-107689).

4.7		Letter Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-1/ A, file #333-107689).

10.1		Amended and Restated Cosi Stock Incentive Plan (Filed as Exhibit E to the Company’s Proxy Statement on Schedule 14A filed on November 3, 2003, file #000-50052).

10.2		Cosi Employee Stock Purchase Plan. (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, file #333-86390)

10.3		Cosi Non-Employee Director Stock Incentive Plan. (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, file #333-86390)

10.4		Cosi Sandwich Bar, Inc. Incentive Stock Option Plan. (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, file #333-86390)

10	.5.1	Employment Agreement between Cosi, Inc. and Kevin Armstrong dated as of July 3, 2003. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2003).

10	.5.2	Employment Agreement between Cosi, Inc. and Mark Stickney, dated as of August 18, 2003. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2003).

10	.5.3	Employment Agreement between Cosi, Inc. and Jonathan M. Wainwright, Jr., dated as of August 20, 2003. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2003).

10	.5.4	Employment Agreement between Cosi, Inc. and William D. Forrest, dated June 26, 2003 (Filed as Exhibit 10.4.3 to the Company’s Registration Statement on Form S-1/ A, file #333-107689).

10	.5.50	Settlement Agreement between Cosi, Inc. and Andy Stenzler, effective January 31, 2003 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).

Exhibit
Number		Description of Exhibit

10	.5.6	Separation and Release Agreement between Cosi, Inc. and Nicholas Marsh, effective April 30, 2003. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2003).

10	.5.7	Separation Agreement between Cosi, Inc. and Kenneth S. Betuker, dated as of September 17, 2003. (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2003).

10	.5.8	Employment Agreement between Cosi, Inc. and Cynthia Jamison, dated as of July 7, 2004. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2004).

10	.5.9	Addendum to the employment agreement between Cosi, Inc. and William D. Forrest, dated February 9, 2004. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2004).

10	.5.10	Separation and Release Agreement between Cosi, Inc. and Jonathan M. Wainwright, Jr., dated January 3, 2005. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 6, 2005).

10	.6.1	Amended and Restated Distributor Service Agreement between Cosi and Maines Paper & Food Service, Inc., dated as of June 18, 2002.(1). (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, file #333-86390)

10	.6.2	Second Amendment to Amended and Restated Distributor Service Agreement between Cosi, Inc. and Maines Paper & Food Service, Inc. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10	.7.1	Form of Senior Secured Note and Warrant Purchase Agreement. (Filed as Exhibit 10.7 to the Company’s Registration on Form S-1, file #333-86390)

10	.7.2	Securities Purchase Agreement dated as of April 27, 2004 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2004).

16		Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of August 13, 2004, acknowledging its agreement with the statements made in Current Report on Form 8-K (Filed as Exhibit 16 to the Company’s Current Report on Form 8-K, dated August 13, 2004.

21.1		Subsidiaries of Cosi, Inc. (Filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, file #333-86390)

23.1		Consent of Registered Public Accounting Firm

23.2		Consent of Registered Public Accounting Firm

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Portions of Exhibit 10.6 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSI, INC.

By:	/s/ CYNTHIA JAMISON

Cynthia Jamison
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Date: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM D. FORREST William D. Forrest	Chairman of the Board	March 16, 2005

/s/ KEVIN ARMSTRONG Kevin Armstrong	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2005

/s/ CYNTHIA JAMISON Cynthia Jamison	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2005

/s/ ELI COHEN Eli Cohen	Director	March 16, 2005

/s/ CREED L. FORD III Creed L. Ford III	Director	March 16, 2005

/s/ TERRY DIAMOND Terry Diamond	Director	March 16, 2005

/s/ EDNA MORRIS Edna Morris	Director	March 16, 2005

/s/ MARK DEMILIO Mark Demilio	Director	March 16, 2005

/s/ GARY STOCK Gary Stock	Director	March 16, 2005