Form 10-Q
period 2005-04-04
COSI INC
filed 2005-05-12
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended April 4, 2005

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

(847) 597-8800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2. Yes ☑ No ☐

Number of shares of Common Stock, $.01 par value, outstanding at April 28, 2005: 31,493,196

COSI, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cosi, Inc.

Consolidated Balance Sheets
As of April 4, 2005 and January 3, 2005
(dollars in thousands, except share data)

	April 4, 2005	January 3, 2005
		(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,117.0	$1,089.7
Investments	1,988.4	9,961.6
Accounts receivable, net of allowances of $174.2 and $152.4, respectively	612.0	613.2
Inventories	855.8	890.5
Prepaid expenses and other current assets	3,334.0	2,315.1

Total current assets	11,907.2	14,870.1

Property, equipment and leasehold improvements, net	32,629.2	34,074.5
Intangibles, security deposits and other assets, net	2,332.0	2,193.7

Total assets	$46,868.4	$51,138.3

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,965.5	$3,973.0
Accrued expenses	7,173.5	9,677.5
Current portion of other liabilities	507.8	363.0
Current portion of long-term debt	72.2	74.9

Total current liabilities	10,719.0	14,088.4

Other long-term liabilities, net of current portion	7,405.3	7,614.2
Long-term debt, net of current portion	270.0	283.4

Total liabilities	18,394.3	21,986.0

Commitments and contingencies
Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 31,466,689 and 30,819,716 shares issued and outstanding, respectively	314.7	308.2
Additional paid-in capital	227,467.4	225,519.7
Deferred stock compensation	(720.0)	(900.0)
Notes receivable from stockholders	(1,475.6)	(1,458.8)
Accumulated deficit	(197,112.4)	(194,316.8)

Total stockholders’ equity	28,474.1	29,152.3

Total liabilities and stockholders’ equity	$46,868.4	$51,138.3

The accompanying notes are an integral part of these consolidated financial statements

Cosi, Inc.

Consolidated Statements of Operations
For the Three Month Periods Ended April 4, 2005 and March 29, 2004
(dollars in thousands, except share data)

	Three Months Ended
	April 4, 2005	March 29, 2004

Net sales	$27,205.1	$24,917.2
Cost of sales:
Cost of goods sold	6,673.8	6,495.6
Restaurant operating expenses	16,190.5	16,326.3

Total cost of sales	22,864.3	22,821.9
General and administrative expenses	5,180.7	4,263.5
Stock compensation expense	231.2	2,647.0
Depreciation and amortization	1,765.1	1,746.6
Restaurant pre-opening expenses	21.9	59.4
Provision for losses on asset impairments and disposals	—	474.4
Lease termination benefit	—	(702.3)

Operating loss	(2,858.1)	(6,393.3)
Interest income	30.8	14.7
Interest expense	(6.3)	(3.1)
Reserve for notes receivable from stockholders	16.8	—
Other income	21.2	3.6

Net loss	$(2,795.6)	$(6,378.1)

Per Share Data:
Net loss per share, basic and diluted	$(0.09)	$(0.24)

Weighted average shares outstanding:	31,200,458	26,949,230

The accompanying notes are an integral part of these consolidated financial statements

Cosi, Inc.

Consolidated Statement of Stockholders’ Equity
For the Three Months Ended April 4, 2005
(unaudited)
(dollars in thousands, except share data)

	Common Stock				Notes
			Additional		Receivable
	Number of		Paid In	Deferred	from	Accumulated
	Shares	Amount	Capital	Compensation	Stockholders	Deficit	Total
Balance, January 3, 2005	30,819,716	$308.2	$225,519.7	$(900.0)	$(1,458.8)	$(194,316.8)	$29,152.3
Stock compensation			71.7	180.0			251.7
Exercise of options	646,973	6.5	1,876.0				1,882.5
Reserve for notes receivable from stockholders					(16.8)		(16.8)
Net loss						(2,795.6)	(2,795.6)

Balance, April 4, 2005	31,466,689	$314.7	$227,467.4	$(720.0)	$(1,475.6)	$(197,112.4)	$28,474.1

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Cash Flows
For the Three Month Periods Ended April 4, 2005 and March 29, 2004
(dollars in thousands)

	April 4, 2005	March 29, 2004

Cash flows from operating activities:
Net loss	$(2,795.6)	$(6,378.1)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,765.1	1,746.6
Non-cash portion of asset impairments and disposals	3.4	360.5
Provision for bad debts	21.0	66.8
Stock compensation expense	251.7	2,981.1
Reserve on notes receivable from stockholders	(16.8)	—
Changes in operating assets and liabilities:
Accounts receivable	(19.8)	35.4
Inventories	34.7	49.6
Other assets	(115.6)	29.4
Prepaid expenses and other current assets	(1,018.9)	(2,257.9)
Accounts payable	(1,007.4)	(911.5)
Accrued expenses	(2,504.0)	(7.1)
Other liabilities	29.0	(71.3)
Lease termination accrual	(93.2)	(895.0)

Net cash used in operating activities	(5,466.4)	(5,251.5)

Cash flows used in investing activities:
Capital expenditures	(323.2)	(507.3)
Redemption of investments	7,973.3	—
Payment of security deposits	(22.8)	—

Net cash provided (used) in investing activities	7,627.3	(507.3)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	1,882.5	963.7
Principal payments on long-term debt and capital lease obligations	(16.1)	(10.2)

Net cash provided by financing activities	1,866.4	953.5

Net increase (decrease) in cash and cash equivalents	4,027.3	(4,805.3)
Cash and cash equivalents, beginning of period	1,089.7	7,957.0

Cash and cash equivalents, end of period	$5,117.0	$3,151.7

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$4.5	$14.5

Corporate franchise and income taxes	$84.3	$128.1

The accompanying notes are an integral part of the consolidated financial statements.

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1  -  Basis of Presentation

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

The balance sheet at January 3, 2005 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The results for the three month period ended April 4, 2005 may not be indicative of the results for the fiscal year.

Certain amounts in the fiscal 2004 consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation.

This Report should be read in conjunction with our Annual Report on Form 10-K for the year ended January 3, 2005, as filed with the Securities and Exchange Commission (“SEC”).

Note 2 – Financial Statement Restatement

On March 16, 2005, we filed our Annual Report on Form 10-K. In that report, we restated our financial statements for fiscal 2003 and 2002 as well as the first three quarters of fiscal 2004. Accordingly, the prior year financial results for the thirteen weeks ended March 29, 2004 reflect the impact of that restatement.

The issue requiring restatement related to our historical accounting practice of recognizing rent expense on a straight line basis from the commencement of business operations rather than from the date of possession under a lease which includes the pre-opening period of construction, renovation and fixturing. In addition, we had historically recorded landlord allowances as a reduction of leasehold improvements rather than as deferred rent in other long–term liabilities to be amortized over the life of the lease.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) –continued

The following is a summary of the impact of the restatement on our unaudited consolidated statement of operations for the thirteen weeks ended March 29, 2004.

	As Previously
	Reported (1)	Adjustments	As Restated
Restaurant expenses	$16,446.9	$(120.6)	$16,326.3
Depreciation and amortization	1,701.3	45.3	1,746.6
Operating loss	(6,468.6)	75.3	(6,393.3)
Net loss	(6,453.4)	75.3	(6,378.1)
Net loss per share, basic and diluted	$(0.24)	$—	$(0.24)

(1) as previously reported after certain reclassifications made to conform to current year presentation

Note 3 – Investments

As of April 4, 2005, we had outstanding a certain debt security as an investment. The investment consists of a United States government agency note with an original maturity of greater than 30 days at the date of purchase.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 Accounting for Certain Investments in Debt and Equity Securities, and based on our intentions regarding these instruments, we classify all marketable debt securities as held-to-maturity and account for these investments at amortized cost. The amortized principal amount of the investment at April 4, 2005 was $2.0 million and the weighted average interest rate was 2.09%. The amortized principal amount approximates fair value at April 4, 2005. We determine the fair value of our investment in debt securities based upon public market rates. The investment matures within one year.

Note 4 – Stock-Based Compensation

The following illustrates the pro forma effect on net loss and net loss per common share as if we had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation to stock-based compensation:

	Three Month Periods Ended
	April 4,	March 29,
	2005	2004

Net loss as reported	$(2,795.6)	$(6,378.1)

Add: stock-based compensation expense included in reported net loss	71.7	2,581.8

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(601.6)	(527.3)

Pro forma net loss	$(3,325.5)	$(4,323.6)

Net loss per common share: basic and diluted
As reported	$(0.09)	$(0.24)
Pro forma	$(0.11)	$(0.16)

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

The pro forma amounts are not representative of the effects on reported earnings for future periods.

Pursuant to a stock option repricing previously approved by shareholders, on December 29, 2003, 1,246,164 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per common share. In accordance with APB 25, Accounting for Stock Issued to Employees, we have recorded a charge for the three months ended April 4, 2005 of approximately $0.1 million resulting from an increase in our stock price from $6.09, as of the close of business on January 3, 2005, to a stock price of $6.16, as of the close of business on April 4, 2005 on the remaining options outstanding partially offset by a decrease in the total number of repriced options outstanding due to forfeitures during the quarter. We may be required to record additional adjustments in the future, that may be material, depending upon the movement of our stock price. For any forfeitures, we will reverse the stock compensation expense recorded in previous quarters related to the unvested portion of those options in the period that the forfeitures become effective.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt the new standard beginning in fiscal 2006. We have not yet assessed the impact of adopting this new standard.

NOTE 5 – Inventories

Inventories are stated at the lower of cost (“First In, First Out” method) or market, and consist principally of food, beverage, liquor and packaging and related food supplies.

NOTE 6 – Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following:

	April 4,	January 3,
($ in 000’s)	2005	2005
Leasehold improvements	36,932.0	36,694.6
Furniture and fixtures	8,982.5	8,856.7
Restaurant equipment	13,055.7	12,886.0
Computer and telephone equipment	8,394.2	8,254.0
Construction in progress	127.3	530.1

	67,491.7	67,221.4

Less: accumulated depreciation and amortization	(34,862.5)	(33,146.9)

Net property, equipment and leasehold improvements	32,629.2	34,074.5

Restaurant Impairment Charges:

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be disposed of, and APB Opinion No. 30, Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. In accordance with SFAS 144 and previously under SFAS 121, impairment losses are recorded on long-lived assets on a restaurant by restaurant basis whenever impairment factors are determined to be present. We consider a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. We generally determine whether a restaurant location is impaired based on expected undiscounted cash flows, primarily for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. No impairments were recorded during the first quarter of fiscal 2005.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Note 7 – Accrued Expenses

Accrued expenses consist of the following:

	April 4,	January 3,
($ in 000’s)	2005	2005
Payroll and related benefits and taxes	$2,660.5	$2,304.1
Professional and legal costs	200.1	553.0
Taxes payable	706.5	762.3
Severance payable — current portion	160.7	380.7
Rent obligations	339.7	417.4
Gift cards/certificates	279.2	334.7
Insurance	681.3	2,216.7
Other	2,145.5	2,708.5

Accrued expenses	$7,173.5	$9,677.4

Note 8  -  Long-Term Debt

Notes Payable:

In May 1998, we entered into a construction note payable which requires monthly payments of $3,097 and accrues interest at a rate of 10% per year. As of April 4, 2005, the outstanding balance on the note was $69,630. The note matures in March 2007.

In April 2003, we entered into a construction note payable with a landlord. The note matures in March 2013, requires monthly payments of $1,742 and accrues interest at a rate of 7% per annum. The outstanding balance on the note as of April 4, 2005 was $127,744.

In July 2002, we entered into an agreement to purchase a liquor license. Under the agreement, we are required to make monthly payments of $1,528 through February 2006. The outstanding obligation as of April 4, 2005 was $14,624.

In 2001, we entered into a settlement agreement involving a trademark dispute. Under that agreement, we are obligated to make annual payments of $25,000 per year through 2011. The present value of those future payments is included in Long-Term Debt in the accompanying balance sheet.

NOTE 9 – Earnings Per Share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. In-the-money stock options and warrants to purchase an aggregate of 3,168,781 and 3,424,263 shares of common stock were outstanding at April 4, 2005 and March 29, 2004, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and hence, the impact would be anti-dilutive.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 10  -  Lease Termination Costs

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for any restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002. No charges were recorded for leased termination costs during the first quarter of fiscal 2005.

Future store closings, if any, may result in lease termination charges. Charges for lease termination costs will be dependent on our ability to improve operations in those stores. If unsuccessful, lease termination costs will be determined through negotiating acceptable terms with our landlords to terminate the leases for those units, and also on our ability to locate acceptable sub-tenants or assignees for the leases at those locations.

NOTE 11  -  Contingencies

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

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

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

We cannot predict what the outcome of these lawsuits will be. It is possible that we may be required to pay substantial damages or settlement costs that may not be covered by insurance or that may exceed the limits of any insurance coverage, which could have a material adverse effect on our financial condition or results of operations. We could also incur substantial legal costs, and management’s attention and resources could be diverted from our business.

NOTE 12 – Restricted Stock

During fiscal 2003, we entered into an employment agreement with William D. Forrest. Pursuant to the agreement, Mr. Forrest will serve as Executive Chairman for three years ending on March 31, 2006. In consideration for Mr. Forrest’s service as our Executive Chairman, we issued 1,156,407 shares of our authorized but unissued common stock, representing 5% of our outstanding common stock on a fully diluted basis (assuming all outstanding options and warrants are exercised) to Mr. Forrest on June 26, 2003. Pursuant to the December 29, 2003 completion of the rights offering, we issued an additional 523,546 shares to Mr. Forrest such that Mr. Forrest’s ownership of us, on a fully diluted basis, remained at 5%. Mr. Forrest’s rights in the shares vest as follows: (i) 25% of the shares vested upon issuance; (ii) 25% of the shares vested on April 1, 2004; and (iii) on the last day of each month, commencing with April 2004, and ending on March 2006, 2.08% of the shares will vest, and an additional ..08% of the shares will vest on March 31, 2006, provided that at the end of each month the agreement is still in effect. All shares not vested will fully vest upon the termination of this agreement by us without cause (as defined in the agreement), or upon a change of control (as defined in the agreement). If Mr. Forrest is terminated by us for cause (as defined in the agreement), all unvested shares will be forfeited. Mr. Forrest agreed that, during the term of the agreement and for a period of 12 months thereafter, he will not compete with us or solicit its employees. The value of Mr. Forrest’s shares, based on the closing price of our common stock on the dates of the grants, was $2,729,439, which was recorded as deferred stock compensation within stockholder’s equity. Amortization of deferred stock compensation expense of approximately $180,000 and $399,000 for the three month periods ended April 4, 2005 and March 29, 2004, respectively is included in stock compensation expense in the accompanying consolidated statements of operations. The remaining balance is being amortized as stock compensation expense evenly over the remaining life of Mr. Forrest’s employment.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We currently own and operate 92 premium convenience restaurants in 16 states and the District of Columbia, including nine stores opened under our strategic alliance with Federated Department Stores, Inc. Cosi restaurants are all day cafes that feature signature bread, salads and coffee products in an environment we adjust appropriately throughout the day. The majority of our restaurants offer breakfast, lunch, afternoon coffee, dinner and dessert menus.

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

Our goal is to become the leading national premium convenience restaurant, and we are focused on knowing our customer and their needs. We conducted a study of our target customers and their geographic distribution to determine our market potential in different real estate sites. Based on this study, we determined that our target customers were adults aged 18 to 34 without children and upscale suburbanites and metro elites of all ages. We utilized these results to determine our overall market potential. As a result, we believe we can more accurately assess the viability of different real estate sites. Our study indicated that the top 25 markets where our target customers are concentrated can support approximately 1,400 restaurants and the top 75 markets where our target customers are concentrated can support up to approximately 1,900 locations. We also developed a store design prototype that improves our customers’ experience and that we believe is more efficient to operate. This prototype was unveiled in Avon, Connecticut in March 2004.

In 2004, we launched our franchising program. We completed our franchise offering circular and are currently eligible to offer franchises in 47 states. We will seek to offer Cosi franchises to area developers and individual franchise operators. The initial franchise fee, payable to Cosi, for an area developer is $40,000 for the first restaurant and $35,000 for each additional restaurant. The initial franchise fee, payable to Cosi, for an individual franchise operator is $40,000 for the first restaurant and $35,000 for each additional restaurant.

The Company believes that offering Cosi franchised restaurants to area developers and individual franchisees offers the prospect of strong financial returns. By franchising, we believe we will be able to increase the presence of Cosi restaurants in various markets throughout the country and generate additional revenue without the large upfront capital commitments and risk associated with opening company-owned restaurants.

We expect that company owned restaurants will always be an important part of our new restaurant growth. We also believe that incorporating a franchising and area developer model into our strategy will position us to maximize the market potential for the Cosi brand consistent with our available capital.

We currently operate nine restaurants under our strategic alliance with Federated Department Stores, Inc. These restaurants are located in some of their largest stores in Seattle, Atlanta, Miami, Memphis and California.

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

Long lived assets: Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long Lived Assets, supercedes SFAS 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS 144 requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144, and previously SFAS 121, has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level and record an impairment loss whenever we determine impairment factors are present. We periodically review long lived asset for possible impairment. We consider a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. A lack of improvement at the restaurants we are monitoring, or deteriorating results at other restaurants, could result in additional impairment charges. Historically, we have not recorded material additional impairment charges subsequent to the initial determination of impairment. No impairment charges were recorded during the first quarter of fiscal 2005.

Lease termination costs: For all exit activities prior to December 31, 2002, we estimated our likely liability under contractual leases for restaurants that had been, or would be, closed. Such estimates have affected the amount and timing of charges to operating results that have been significant in recent years and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for any restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002. No charges were recorded for lease termination costs during the first quarter of fiscal 2005.

Stock options: In December 2002, the FASB issued SFAS 148, Accounting for Stock Based Compensation Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002, and have been incorporated into the accompanying financial statements and footnotes. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Pursuant to a stock option repricing previously approved by shareholders, on December 29, 2003, 1,246,164 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per share. In accordance with APB 25 Accounting for Stock Issued to Employees these options are subject to variable accounting, which resulted in recording a charge of approximately $0.1 million during the first quarter of fiscal 2005. Adjustments recorded in the future may be material depending upon the movement in the stock price.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt the new standard beginning in fiscal 2006. We have not yet assessed the impact of adopting this new standard.

Inventories: Inventories are stated at the lower of cost (“First In, First Out” method) or market, and consist principally of food, beverage, liquor and packaging and related food supplies.

Property and Equipment: Our property and equipment is stated at cost. We compute depreciation and amortization of property and equipment on a straight-line basis over the estimated useful lives of the related assets. We amortize leasehold improvements over the shorter of the estimated useful life or term of the lease.

Accounting for Lease Obligations: In accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, we recognize rent expense on a straight line basis over the lease term commencing on the date we take possession.

Landlord Allowances: In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, we record landlord allowances as deferred rent in other long-term liabilities on the consolidated balance sheet and amortize on a straight line basis over the term of the related lease.

Income taxes: We have recorded a full valuation allowance to reduce our deferred tax assets related to net operating loss carry forwards. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets.

NET SALES

Our sales are composed almost entirely of food and beverage sales.

COMPARABLE RESTAURANT SALES

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. At April 4, 2005 and March 29, 2004, there were 83 and 78 restaurants in our comparable restaurant base, respectively.

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

RESULTS OF OPERATIONS

Our operating results for the three month period ended April 4, 2005 and March 29, 2004, expressed as a percentage of net sales, were as follows:

	Three Months Ended
	April 4	March 29
	2005	2004
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	24.5	26.1
Restaurant operating expenses	59.5	65.5

Total cost of sales	84.0	91.6
General and administrative expenses	19.0	17.1
Stock compensation expense	0.9	10.6
Depreciation and amortization	6.5	7.0
Pre-opening expenses	0.1	0.3
Provision for losses on asset impairments and disposals	—	1.9
Lease termination benefit	—	(2.8)

Operating loss	(10.5)	(25.7)
Other income (expense):
Interest income	0.1	0.1
Interest expense	—	—
Reserve for stockholders notes receivables	—	—
Other income	0.1	—

Net Loss	(10.3)%	(25.6)%

Net Sales

Net sales increased 9.2%, or $2.3 million, to $27.2 million in the first quarter of fiscal 2005 from $24.9 million in the comparable quarter last year due primarily to a 9.4%, or $2.3 million increase in comparable restaurant net sales and $0.7 million in net sales at restaurants opened subsequent to the first quarter of fiscal 2004 offset by $0.7 million in net sales related to restaurants closed during and subsequent to the first quarter of fiscal 2004. Also, during the first quarter of fiscal 2005, our transaction count and average check in comparable restaurants increased 3.0% and 6.4%, respectively, compared to the same period last year.

Costs and Expenses

Cost of goods sold. Cost of goods sold increased by 2.7%, or $0.2 million, in the first quarter of fiscal 2005 as compared to the same period last year. As a percentage of net sales, cost of goods sold decreased to 24.5% of sales in the first quarter of fiscal 2005 from 26.1% in the comparable quarter of fiscal 2004. The decrease in cost of goods sold as a percentage of net sales was due primarily to pricing increases implemented during fiscal 2004 and a refinement of our food and beverage purchasing processes. We reduced cost of goods sold by becoming a primary source buyer and by reducing distribution charges. Moreover, to stabilize these savings and eliminate the risk of sudden movements in commodity food prices, we have entered into several purchasing arrangements with our suppliers that include fixed pricing components based on defined quantity commitments over a period of time. Finally, the improvement in cost of goods sold as a percentage of net sales reflects the impact of lower promotional and complimentary discounts in the first quarter of fiscal 2005 as compared to the same period last year.

Restaurant operating expenses. Restaurant operating expenses decreased by $0.1 million, or 0.8%, to $16.2 million in the first quarter of fiscal 2005 from $16.3 million in the first quarter of fiscal 2004. As a percentage of net sales, restaurant operating expenses decreased to 59.5% of net sales in the first quarter of fiscal 2005, from 65.5% in the first quarter of fiscal 2004. This decrease, as a percentage of net sales, was primarily the result of improved labor scheduling and optimizing the deployment of employees during peak and non-peak hours, the leveraging of fixed occupancy costs on higher comparable store net sales and a higher charge in the first quarter of fiscal 2004 compared to the first quarter fiscal 2005 related to restaurant associate stock options that were repriced as of December 29, 2003 in accordance with APB 25, Accounting for Stock Issued to Employees.

General and administrative costs. General and administrative expenses increased by 21.5%, or $0.9 million, to $5.2 million in the first quarter of fiscal 2005 as compared to $4.3 million for the same period last year due primarily to higher payroll and related benefits resulting from our continued development of the infrastructure required to support our expected growth of company owned and franchised restaurants as well as the impact of the expense recorded in the first quarter of fiscal 2005 related to the pro rata portion of the estimated annual incentive to be paid based on achieving certain financial goals. As a percentage of net sales, general and administrative costs were 19.0% of net sales in the first quarter of fiscal 2005 as compared to 17.1% of net sales in the first quarter of fiscal 2004.

Stock compensation expense. During the first quarter of fiscal 2005, we recorded a charge of $0.1 million, including $20,476 which is included in restaurant operating expenses, in accordance with APB 25 Accounting for Stock Issued to Employees, associated with options repriced as of December 29, 2003. In addition, we recorded a charge of $0.2 million related to a restricted stock grant. For the three month period ended March 29, 2004, we have recorded a charge of $2.6 million, including $0.3 million which is included in restaurant operating expenses, in accordance with APB 25 Accounting for Stock Issued to Employees, associated with options repriced as of December 29, 2003 as well as a charge for $0.4 million related to a restricted stock grant.

Depreciation and amortization. Depreciation and amortization increased 1.1% to $1.8 million in the first quarter of fiscal 2005 from $1.7 million in the first quarter of fiscal 2004 due primarily to the nine new restaurants opened in the fourth quarter of fiscal 2004 as part of our strategic alliance with Federated Department Stores.

Restaurant pre-opening expenses. Restaurant pre-opening expenses were approximately $22,000 in the first quarter of fiscal 2005, due primarily to pre-opening occupancy costs for one new restaurant scheduled to open in the Chicago market. Pre-opening costs of approximately $59,000 for the first quarter of fiscal 2004 were related to costs associated with the remodel of our restaurant in Avon, Connecticut.

Loss on impairment of property and equipment and restaurant disposals. There were no restaurant impairment charges taken in the first quarter of fiscal 2005. During the first quarter of fiscal 2004, we recognized $0.5 million of asset impairment and store closure costs related to an impairment charge taken for one underperforming restaurant and costs related to the closure of one restaurant during the quarter.

Lease termination costs. There were no lease termination charges taken in the first quarter of fiscal 2005. In the first quarter of fiscal 2004, we recognized $0.7 million of income due primarily to the reversal of lease termination accruals deemed no longer required.

Reserve for notes receivable from stockholders. During the first quarter of fiscal 2005, we recorded income of approximately $17,000 related to a reserve established for certain notes receivable from stockholders based on the market value of the common stock, as of April 4, 2005, that was pledged as collateral for the notes.

Interest income and expense. During the first quarters of fiscal 2005 and fiscal 2004, interest income was less than $0.1 million although slightly higher in fiscal 2005 as a result of interest income earned on short-term investments. Interest expense was less than $0.1 million for both the first quarter of fiscal 2005 and fiscal 2004.

Other income. During the first quarter of fiscal 2005, we recorded other income of approximately $21,000 due primarily to the sale of a liquor license.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5.1 million on April 4, 2005, compared with $1.1 million on January 3, 2005. In addition, we had $2.0 million in short-term investment as of April 4, 2005 compared to $10.0 million as of January 3, 2005. Our working capital was $1.2 million on April 4, 2005, compared with working capital of $0.8 million as of January 3, 2005. Our principal requirements for cash are for funding working capital needs, financing construction of new restaurants, maintaining or remodeling existing restaurants and funding the incorporation of a franchising and area developer model into our business strategy.

Net cash used in operating activities for the three month period ended April 4, 2005 was $5.5 million, compared to $5.3 million for the three month period ended March 29, 2004. The increase in cash used in operating activities was due primarily to an increase in cash used for accrued expenses partially offset by a decrease in our net loss of $3.6 million as compared to the first three months of fiscal 2004.

Total cash provided by investing activities was $7.6 million for the three month period ended April 4, 2005 compared to cash used in investing activities of $0.5 million for the three month period ended March 29, 2004. Total capital expenditures for the three month period ended April 4, 2005 were $0.3 million, compared to expenditures of $0.5 million for the comparable period in fiscal 2004. Expenditures for the first three months of fiscal 2005 were primarily for expansion of the support center facility in Deerfield and costs associated with new restaurants opening in the second quarter of 2005. Also, during the first three months of fiscal 2005, we redeemed $8.0 million of our short-term investments.

Cash provided by financing activities was $1.9 million for the first three months of fiscal 2005 due primarily to proceeds from stock options exercised.

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

We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table set forth below present a summary of these obligations as of April 4, 2005.

Contractual Obligations:

		Payments Due by Period
		(in thousands)
		Due 2nd thru	Due	Due	Due
	Total	4th Quarter	Fiscal 2006	Fiscal 2008	After
Description	Obligations	Fiscal 2005	to Fiscal 2007	to Fiscal 2009	Fiscal 2009
Long-term debt	$342.2	$64.1	$104.9	$69.4	$103.8
Operating leases (1)(2)	78,032.2	9,416.1	24,489.2	21,026.5	23,100.4
Employee severance	160.7	160.7	—	—	—
Purchase obligations (3)	288.9	288.9	—	—	—

Total contractual cash obligations	$78,824.0	$9,929.8	$24,594.1	$21,095.9	$23,204.2

(1)	Amounts shown are net of $1.7 million of sublease rental income due under non-cancelable subleases.

(2)	Includes approximately $2.5 million of obligations on leases for restaurants that have been closed as of April 4, 2005.

(3)	Primarily contractual obligations related to new restaurant construction.

We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally for ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some restaurant leases provide for contingent rental payments.

PURCHASE COMMITMENT

Currently, we have an exclusive coffee supply agreement with Coffee Bean International, Inc. that requires us to purchase all contracted coffee products from Coffee Bean International. The agreement is effective through June 2005, but may be terminated by us or Coffee Bean International; provided that 180 days notice is given in advance of such termination. We are currently in discussions with Coffee Bean International regarding the possible renewal of this agreement.

We also have a long term beverage marketing agreement with the Coca Cola Company. Under the agreement, executed during fiscal 2002, we are obligated to purchase approximately 2.0 million gallons of fountain syrups at the then current annually published national chain account prices.

In addition, we have a contract with Maines Paper and Food Service (“Maines”) as the broadline distributor that expires in January 2006. Maines supplies us with approximately 90% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers.

FORWARD-LOOKING STATEMENTS

Matters discussed in this report, which relate to events or developments which are expected to occur in the future, including any discussion, expressed or implied, of anticipated growth, operating results or earnings constitute forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

•	the cost of our principal food products;

•	labor shortages or increased labor costs;

•	changes in consumer preferences and demographic trends;

•	increasing competition in the fast casual dining segment of the restaurant industry;

•	expansion into new markets;

•	our ability to incorporate a franchising and area development model into our strategy;

•	the availability and cost of additional financing, both to fund our existing operations and to grow and open new restaurants;

•	fluctuations in our quarterly results due to seasonality;

•	the rate of our internal growth, and our ability to generate increased revenue from our existing restaurants;

•	our ability to generate positive cash flow from operations;

•	increased government regulation;

•	supply and delivery shortages or interruptions;

•	market saturation due to new restaurant openings;

•	inadequate protection of our intellectual property;

•	adverse weather conditions which impact customer traffic at our restaurants; and

•	adverse economic conditions.

The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

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

Item 4. Controls and Procedures

Our management, with the participation of the our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

We cannot predict what the outcome of these lawsuits will be. It is possible that we may be required to pay substantial damages or settlement costs that may not be covered by insurance or may exceed the limits of any of our insurance coverage, which could have a material adverse effect on our financial condition or results of operations. We could also incur substantial legal costs, and management’s attention and resources could be diverted from our business.

Currently, there are no other material pending legal proceedings against us.

Item 5. OTHER INFORMATION

On May 9, 2005, we entered into an employment agreement with Kevin Armstrong. Pursuant to the agreement, Mr. Armstrong will continue to serve as our Chief Executive Officer and President of the Company. In consideration for Mr. Armstrong’s continued service as our Chief Executive Officer and President, we will pay to Mr. Armstrong, retroactively effective as of January 4, 2005, an annual base salary in the gross amount of $350,000, payable in bi-weekly installments. He will also have the ability to earn a bonus of up to 100% of his annual base salary. We will reimburse him all reasonable out-of-pocket expenses incurred by him in the performance of his services under the employment agreement. Mr. Armstrong is entitled to health benefits and life and long-term disability insurance in amounts standard for all of the Company’s employees. In addition, Mr. Armstrong may participate in the Company’s 401(k) retirement plan and the Company will match his contributions at 25% up to 4% of his base salary. Mr. Armstrong agreed that, during the term of his employment with the Company and for a period of 12 months thereafter, he will not compete with the Company or solicit its employees.

Also on May 9, 2005, we issued 300,000 shares of our authorized but unissued common stock to Mr. Armstrong. Mr. Armstrong’s rights in the shares vest as follows: (i) twenty percent (20%) of the shares vested upon issuance; and (ii) an additional 20% of the shares will vest on each of May 9, 2006, May 9, 2007, May 9, 2008 and May 9, 2009, provided that at each such date Mr. Armstrong continues to be employed by the Company. In addition, Mr. Armstrong may also receive an additional grant of an aggregate of 800,000 shares of our authorized but unissued common stock, to be awarded over fiscal years 2006, 2007, 2008 and 2009, pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, including, without limitation, timing, vesting and performance measures applicable to each such grant.

All shares from the employment agreement and all options previously granted to Mr. Armstrong pursuant to his previous employment agreement with the Company that are not then vested will fully vest upon the termination of his employment by Cosi without cause (as defined in his employment agreement), or upon a change of control (as defined in the employment agreement). If Mr. Armstrong voluntarily terminates his employment or is terminated by Cosi for cause (as defined in the employment agreement), all unvested shares at the time of termination will be forfeited. We will pay to Mr. Armstrong 12 months’ severance if Mr. Armstrong’s employment with the Company is involuntarily terminated for any reason other than by Cosi for cause (as defined in the employment agreement).

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
Number	Description
Exhibit 10.1	Separation and Release Agreement between Cosi, Inc. and Jonathan M. Wainwright, Jr. dated January 3, 2005. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 6, 2005).

Exhibit 10.5.11	Employment Agreement between Cosi, Inc. and Kevin Armstrong, dated as of May 9, 2005

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: May 11, 2005	By: /s/ KEVIN ARMSTRONG

Kevin Armstrong
Chief Executive Officer

Date: May 11, 2005	By: /s/ CYNTHIA JAMISON

Cynthia Jamison
Chief Financial Officer (chief accounting officer)
Treasurer and Secretary