Form 10-Q
period 2005-07-04
COSI INC
filed 2005-08-11
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2005
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2. Yes ☑ No ☐
Number of shares of Common Stock, $.01 par value, outstanding at August 5, 2005: 38,054,187

COSI, INC.
Index to Form 10-Q
For the three and six month periods ended July 4, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cosi, Inc.
Consolidated Balance Sheets
As of July 4, 2005 and January 3, 2005
(dollars in thousands, except share data)

	July 4, 2005	January 3, 2005
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$8,100.2	$1,089.7
Investments	32,896.5	9,961.6
Accounts receivable, net of allowances of $142.5 and $152.4, respectively	532.6	613.2
Inventories	916.7	890.5
Prepaid expenses and other current assets	2,705.4	2,315.1

Total current assets	45,151.4	14,870.1

Property, equipment and leasehold improvements, net	32,204.9	34,074.5
Intangibles, security deposits and other assets, net	2,486.0	2,193.7

Total assets	$79,842.3	$51,138.3

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,326.1	$3,973.0
Accrued expenses	6,872.0	9,677.5
Current portion of other liabilities	471.8	363.0
Current portion of long-term debt	70.9	74.9

Total current liabilities	9,740.8	14,088.4

Other long-term liabilities, net of current portion	7,394.4	7,614.2
Long-term debt, net of current portion	257.9	283.4

Total liabilities	17,393.1	21,986.0

Commitments and contingencies
Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 38,037,763 and 30,819,716 shares issued and outstanding, respectively	380.4	308.2
Additional paid-in capital	265,398.2	225,519.7
Deferred stock compensation	(3,153.0)	(900.0)
Treasury stock, 239,543 shares at cost	(1,197.7)	—
Notes receivable from stockholders	—	(1,458.8)
Accumulated deficit	(198,978.7)	(194,316.8)

Total stockholders’ equity	62,449.2	29,152.3

Total liabilities and stockholders’ equity	$79,842.3	$51,138.3

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Operations
For the Three and Six Month Periods Ended July 4, 2005 and June 28, 2004
(dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2005	2004	2005	2004
	(Unaudited)	(Restated)	(Unaudited)	(Restated)
Revenues:
Restaurant net sales	$30,566.9	$29,008.5	$57,772.1	$53,925.7
Franchise fees and royalties	52.7	—	52.7	—

Total revenues	30,619.6	29,008.5	57,824.8	53,925.7
Cost of sales:
Cost of goods sold	7,347.3	7,182.8	14,021.1	13,678.4
Restaurant operating expenses	16,853.9	16,955.3	33,044.4	33,281.6

Total cost of sales	24,201.2	24,138.1	47,065.5	46,960.0
General and administrative expenses	4,953.1	4,047.8	10,133.8	8,311.3
Stock compensation expense	1,073.7	547.7	1,304.9	3,194.7
Depreciation and amortization	1,850.4	1,741.0	3,615.5	3,487.6
Restaurant pre-opening expenses	116.5	0.1	138.5	59.5
Provision for losses on asset impairments and disposals	51.0	—	51.0	474.4
Lease termination benefit	—	(29.5)	—	(731.8)

Operating loss	(1,626.3)	(1,436.7)	(4,484.4)	(7,830.0)
Interest income	53.7	12.2	84.6	26.8
Interest expense	(17.5)	(32.1)	(23.8)	(35.1)
Reserve for notes receivable from stockholders	(277.9)	—	(261.1)	—
Other income (expense)	1.7	(141.3)	22.8	(137.7)

Net loss	$(1,866.3)	$(1,597.9)	$(4,661.9)	$(7,976.0)

Per Share Data:
Net loss per share, basic and diluted	$(0.06)	$(0.05)	$(0.15)	$(0.28)

Weighted average shares outstanding	32,619,760	29,305,644	31,910,109	28,127,437

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statement of Stockholders’ Equity
For the Six Months Ended July 4, 2005
(unaudited)
(dollars in thousands, except share data)

	Common Stock				Treasury Stock
							Notes
			Additional		Number		Receivable
	Number of		Paid In	Deferred	of		from	Accumulated
	Shares	Amount	Capital	Compensation	Shares	Amount	Stockholders	Deficit	Total
Balance, January 3, 2005	30,819,716	$308.2	$225,519.7	$(900.0)	—	$—	$(1,458.8)	$(194,316.8)	$29,152.3

Issuance of common stock	5,837,563	58.4	34,258.1						34,316.5
Issuance of restricted common stock	637,500	6.4	3,363.0	(2,613.0)					756.4
Stock compensation	25,610	0.3	266.2	360.0					626.5
Exercise of options	717,374	7.1	1,991.2						1,998.3
Reserve for notes receivable from stockholders							261.1		261.1
Return of shares for notes receivable from stockholders					239,543	(1,197.7)	1,197.7		—
Net loss								(4,661.9)	(4,661.9)

Balance, July 4, 2005	38,037,763	$380.4	$265,398.2	$(3,153.0)	239,543	$(1,197.7)	$—	$(198,978.7)	$62,449.2

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Cash Flows
For the Six Month Periods Ended July 4, 2005 and June 28, 2004
(dollars in thousands)

	July 4, 2005	June 28, 2004
	(Unaudited)	(Restated)
Cash flows from operating activities:
Net loss	$(4,661.9)	$(7,976.0)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,615.5	3,487.6
Non-cash portion of asset impairments and disposals	4.7	360.5
Recovery for bad debts	(9.8)	(58.7)
Stock compensation expense	1,382.9	3,567.8
Reserve on notes receivable from stockholders	261.1	—
Changes in operating assets and liabilities:
Accounts receivable	90.4	276.4
Inventories	(26.2)	(2.4)
Other assets	(241.7)	31.8
Prepaid expenses and other current assets	(390.4)	438.5
Accounts payable	(1,646.8)	(3,494.7)
Accrued expenses	(2,805.6)	(592.6)
Other liabilities	(231.6)	(932.9)
Lease termination accrual	120.6	(768.4)

Net cash used in operating activities	(4,538.8)	(5,663.1)

Cash flows used in investing activities:
Capital expenditures	(1,750.6)	(752.5)
Purchases of investments, net	(22,934.9)	(7,912.2)
(Payment) return of security deposits	(50.5)	32.9

Net cash used in investing activities	(24,736.0)	(8,631.8)

Cash flows provided by financing activities:
Net proceeds from issuance of common stock	36,314.8	19,608.9
Principal payments on long-term debt and capital lease obligations	(29.5)	(34.2)

Net cash provided by financing activities	36,285.3	19,574.7

Net increase in cash and cash equivalents	7,010.5	5,279.8
Cash and cash equivalents, beginning of period	1,089.7	7,957.0

Cash and cash equivalents, end of period	$8,100.2	$13,236.8

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$8.7	$35.1

Corporate franchise and income taxes	$122.6	$220.9

The accompanying notes are an integral part of the consolidated financial statements.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP). In our opinion, the financial statements reflect all adjustments that are necessary for a fair presentation of the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.
The balance sheet at January 3, 2005 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The results for the three and six month periods ended July 4, 2005 may not be indicative of the results for the fiscal year.
Certain amounts in the fiscal 2004 consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation.
This Report should be read in conjunction with our Annual Report on Form 10-K for the year ended January 3, 2005, as filed with the Securities and Exchange Commission (“SEC”).
Note 2 – Financial Statement Restatement
On March 16, 2005, we filed our Annual Report on Form 10-K. In that report, we restated our financial statements for fiscal 2003 and 2002 as well as the first three quarters of fiscal 2004. Accordingly, the prior year financial results for the three and six months ended June 28, 2004 reflect the impact of that restatement.
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

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
The following is a summary of the impact of the restatement on our unaudited consolidated statement of operations for the three and six months ended June 28, 2004.

	As Previously
	Reported (1)	Adjustments	As Restated
Three months ended June 28, 2004:
Restaurant expenses	$17,075.8	$(120.5)	$16,955.3
Depreciation and amortization	1,695.8	45.2	1,741.0
Operating loss	(1,512.0)	75.3	(1,436.7)
Net loss	(1,673.2)	75.3	(1,597.9)
Net loss per share, basic and diluted	$(0.06)	$0.01	$(0.05)

Six months ended June 28, 2004:
Restaurant expenses	$33,522.7	$(241.1)	$33,281.6
Depreciation and amortization	3,397.1	90.5	3,487.6
Operating loss	(7,980.6)	150.6	(7,830.0)
Net loss	(8,126.6)	150.6	(7,976.0)
Net loss per share, basic and diluted	$(0.29)	$0.01	$(0.28)

(1)	as previously reported after certain reclassifications made to conform to current year presentation
Note 3 – Investments
As of July 4, 2005, we had outstanding certain debt securities as investments. These investments consisted of United States government agency notes, A1P1 commercial paper and auction rate securities.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 Accounting for Certain Investments in Debt and Equity Securities, and based on our intentions regarding these instruments, we classify all marketable debt securities as held-to-maturity and account for these investments at amortized cost. The amortized principal amount of the investment at July 4, 2005 was $32.9 million and the weighted average interest rate was 3.15%. The amortized principal amount approximates fair value at July 4, 2005. We determine the fair value of our investments in debt securities based upon public market rates. All investments mature within one year.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note 4 – Stock-Based Compensation
The following illustrates the pro forma effect on net loss and net loss per common share as if we had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation to stock-based compensation:

	Three Month Periods Ended		Six Month Periods Ended
	July 4,	June 28,	July 4,	June 28,
	2005	2004	2005	2004
	(Unaudited)	(Restated)	(Unaudited)	(Restated)
Net loss as reported	$(1,866.3)	$(1,597.9)	$(4,661.9)	$(7,976.0)

Add: stock-based compensation expense included in reported net loss	69.8	407.1	141.5	2,988.9

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(417.6)	(725.9)	(1,019.2)	(1,253.2)

Pro forma net loss	$(2,214.1)	$(1,916.7)	$(5,539.6)	$(6,240.3)

Net loss per common share: basic and diluted
As reported	$(0.06)	$(0.05)	$(0.15)	$(0.28)
Pro forma	$(0.07)	$(0.07)	$(0.17)	$(0.22)
The pro forma amounts are not representative of the effects on reported earnings for future periods.
Pursuant to a stock option repricing previously approved by shareholders, on December 29, 2003, 1,246,164 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per common share. In accordance with APB 25, Accounting for Stock Issued to Employees, we have recorded a charge for the three months ended July 4, 2005 of approximately $70,000 resulting from an increase in our stock price from $6.16, as of the close of business on April 4, 2005, to a stock price of $6.89, as of the close of business on July 4, 2005 on the remaining options outstanding partially offset by a decrease in the total number of repriced options outstanding due to forfeitures during the quarter. For the six month period ended July 4, 2005, we recorded an expense of approximately $141,000 resulting from an increase in our stock price from $6.09, as of the close of business on January 3, 2005, to a stock price of $6.89, as of the close of business on July 4, 2005 on the remaining options outstanding partially offset by a decrease in the total number of repriced options outstanding due to forfeitures during the period. We may be required to record additional adjustments in the future, that may be material, depending upon the movement of our stock price. For any forfeitures, we will reverse the stock compensation expense recorded in previous quarters related to the unvested portion of those options in the period that the forfeitures become effective.
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

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
NOTE 5 – Inventories
Inventories are stated at the lower of cost (“First In, First Out” method) or market, and consist principally of food, beverage, liquor and packaging and related food supplies.
NOTE 6 – Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following:

	July 4,	January 3,
($ in 000’s)	2005	2005
Leasehold improvements	$37,281.0	$36,694.6
Furniture and fixtures	9,103.4	8,856.7
Restaurant equipment	13,114.0	12,886.0
Computer and telephone equipment	8,446.8	8,254.0
Construction in progress	818.9	530.1

	68,764.1	67,221.4

Less: accumulated depreciation and amortization	(36,559.2)	(33,146.9)

Net property, equipment and leasehold improvements	$32,204.9	$34,074.5

Restaurant Impairment Charges:
Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. We consider a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. We generally determine whether a restaurant location is impaired based on expected undiscounted cash flows, primarily for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. During the six month period ended July 4, 2005 we recorded a charge of less than $0.1 million related to the closure of one restaurant in Farmington Hills, Michigan during the second quarter. During the six month period ended June 28, 2004, we recorded an impairment charge of approximately $0.4 million related to one restaurant unit as well as a charge of $0.1 million related to the write-down on the disposal of certain fixed assets.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
Note 7 – Accrued Expenses
Accrued expenses consist of the following:

	July 4,	January 3,
($ in 000’s)	2005	2005
Payroll and related benefits and taxes	$2,509.8	$2,648.3
Professional and legal costs	581.8	553.0
Taxes payable	771.2	762.3
Severance payable — current portion	48.0	380.7
Rent obligations	324.4	417.4
Gift cards/certificates	288.1	334.7
Utilities	427.3	332.2
Unearned franchise fees	197.5	—
Insurance	114.1	2,216.7
Other	1,609.8	2,032.2

Accrued expenses	$6,872.0	$9,677.5

Note 8 — Long-Term Debt
Notes Payable:
In May 1998, we entered into a construction note payable to a landlord which requires monthly payments of $3,097 and accrues interest at a rate of 10% per year. As of July 4, 2005, the outstanding balance on the note was $62,016. The note matures in March 2007.
In April 2003, we entered into a construction note payable to a landlord. The note matures in March 2013, requires monthly payments of $1,742 and accrues interest at a rate of 7% per annum. The outstanding balance on the note as of July 4, 2005 was $124,737.
In July 2002, we entered into an agreement to purchase a liquor license. Under the agreement, we are required to make monthly payments of $1,528 through February 2006. The outstanding obligation as of July 4, 2005 was $11,863.
In 2001, we entered into a settlement agreement involving a trademark dispute. Under that agreement, we are obligated to make annual payments of $25,000 per year through 2011. The present value of those future payments is included in Long-Term Debt in the accompanying balance sheet.
NOTE 9 – Earnings Per Share
Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. In-the-money stock options and warrants to purchase an aggregate of 3,645,918 and 6,015,679 shares of common stock were outstanding at July 4, 2005 and June 28, 2004, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and hence, the impact would be anti-dilutive.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
NOTE 10 — Lease Termination Costs
We recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002. No charges were recorded for leased termination costs during the six month period ended July 4, 2005. For the six month period ended June 28, 2004, we recognized $0.9 million of lease termination income related to the reversal of certain lease termination accruals deemed no longer required partially offset by charges of $0.2 million, resulting in a net reversal of $0.7 million.
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
NOTE 11 — Contingencies
From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations, employment-related claims and claims from customers alleging illness, injury or other food quality, health or operational concerns. To date, none of such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows.
On February 5, 2003, a purported shareholder class action complaint was filed in the United States District Court for the Southern District of New York (the “Court”), alleging that Cosi and various of our officers and directors and the underwriter of our IPO violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by misstating, and by failing to disclose, certain financial and other business information (Sheel Mohnot v. Cosi, Inc., et al., No. 03 CV 812). At least eight additional class action complaints with substantially similar allegations were later filed. These actions were consolidated in In re Cosi, Inc. Securities Litigation (collectively, the “Securities Act Litigation”). On July 7, 2003, lead plaintiffs filed a Consolidated Amended Complaint, alleging on behalf of a purported class of purchasers of our stock allegedly traceable to our November 22, 2002 IPO, that at the time of the IPO, our offering materials failed to disclose that the funds raised through the IPO would be insufficient to implement our expansion plan; that it was improbable that we would be able to open 53 to 59 new restaurants in 2003; that at the time of the IPO, we had negative working capital and therefore did not have available working capital to repay certain debts; and that the principal purpose for going forward with the IPO was to repay certain existing shareholders and members of the Board of Directors for certain debts and to operate our existing restaurants.
The plaintiffs in the Securities Act Litigation generally were seeking to recover recessionary damages, expert fees, attorneys’ fees, costs of Court and pre- and post-judgment interest. Based on the allegations set forth in the complaint, we believed that the amount of recessionary damages that could be awarded to the plaintiffs, if a judgment was rendered against us, would not exceed $24 million. In addition, the underwriter was seeking indemnification from us for any damages assessed against it in the Securities Act Litigation. On August 22, 2003, lead plaintiffs filed a Second Consolidated Amended Complaint, which was substantially similar to the Consolidated Amended Complaint.
On September 22, 2003, we filed motions to dismiss the Second Consolidated Amended Complaint in the Securities Act Litigation. Plaintiffs filed their opposition to our motion to dismiss on October 23, 2003. We filed reply briefs on November 12, 2003.
On July 30, 2004, the Court granted plaintiffs permission to replead their complaint against us. On September 10, 2004, plaintiffs filed their Third Consolidated Amended Complaint. Plaintiffs abandoned their claim that we misled investors about our ability to execute our growth plans. Instead, plaintiffs claimed that our offering

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
materials failed to disclose that, at the time of the IPO, we were researching the possibility of franchising our restaurants. On October 12, 2004, we filed a motion to dismiss plaintiffs’ Third Consolidated Amended Complaint.
On November 19, 2004, plaintiffs filed their opposition to our motion to dismiss. On January 11, 2005, we filed a reply brief in further support of our motion to dismiss plaintiffs’ Third Consolidated Complaint. The Court granted our motion and heard oral arguments on the matter on July 15, 2005.
On July 28, 2005, the Court dismissed with prejudice Plaintiff’s Third Consolidated Complaint in its entirety and ordered entry of judgment for the defendant.
NOTE 12 – Restricted Stock
During fiscal 2003, we entered into an employment agreement with William D. Forrest. Pursuant to the agreement, Mr. Forrest will serve as Executive Chairman for three years ending on March 31, 2006. In consideration for Mr. Forrest’s service as our Executive Chairman, we issued 1,156,407 shares of our authorized but unissued common stock, representing 5% of our outstanding common stock on a fully diluted basis (assuming all outstanding options and warrants are exercised) to Mr. Forrest on June 26, 2003. Pursuant to the December 29, 2003 completion of the rights offering, we issued an additional 523,546 shares to Mr. Forrest such that Mr. Forrest’s ownership of us, on a fully diluted basis, remained at 5%. Mr. Forrest’s rights in the shares vest as follows: (i) 25% of the shares vested upon issuance; (ii) 25% of the shares vested on April 1, 2004; and (iii) on the last day of each month, commencing with April 2004, and ending on March 2006, 2.08% of the shares will vest, and an additional .08% of the shares will vest on March 31, 2006, provided that at the end of each month the agreement is still in effect. All shares not vested will fully vest upon the termination of the employment agreement by us without cause (as defined in the agreement), or upon a change of control (as defined in the agreement). If Mr. Forrest is terminated by us for cause (as defined in the agreement), all unvested shares will be forfeited. Mr. Forrest agreed that, during the term of the agreement and for a period of 12 months thereafter, he will not compete with us or solicit our employees. The value of Mr. Forrest’s shares, based on the closing price of our common stock on the dates of the grants, was $2,729,439, which was recorded as deferred stock compensation within stockholder’s equity. Amortization of deferred stock compensation expense of approximately $180,000 for the three month periods ended July 4, 2005 and June 28, 2004 is included in stock compensation expense in the accompanying consolidated statements of operations. Amortization of deferred stock compensation expense of approximately $360,000 and $579,000 for the six month periods ended July 4, 2005 and June 28, 2004, respectively, is included in stock compensation expense in the accompanying consolidated statements of operations. The remaining balance is being amortized as stock compensation expense evenly over the remaining life of Mr. Forrest’s employment.
On May 9, 2005, we entered into an employment agreement with Kevin Armstrong to serve as Chief Executive Officer and President. Pursuant to the agreement, we issued 300,000 shares of our authorized but unissued common stock to Mr. Armstrong. Mr. Armstrong’s rights in the shares vest as follows: (i) twenty percent (20%) of the shares vested upon issuance and (ii) an additional 20% of the shares will vest on each of May 9, 2006, May 9, 2007, May 9, 2008 and May 9, 2009, provided that at each such date Mr. Armstrong continues to be employed by us. All shares issued pursuant to the employment agreement that are not then vested will fully vest upon the termination of his employment by Cosi without cause (as defined in his employment agreement), or upon a change of control (as defined in the employment agreement). If Mr. Armstrong voluntarily terminates his employment or is terminated by Cosi for cause (as defined in the employment agreement), all unvested shares at the time of termination will be forfeited. The value of Mr. Armstrong’s shares, based on the closing price of our common stock on the date of the grant, was $1,557,000, which was recorded as deferred stock compensation within stockholder’s equity. Amortization of deferred stock compensation expense of approximately $358,000 for the three and six month periods ended July 4, 2005 is included in stock compensation expense in the accompanying consolidated statements of operations.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
On May 31, 2005, pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we issued 337,500 shares of our authorized but unissued common stock to certain key employees. The rights in the shares vest as follows: (i) twenty percent (20%) of the shares vested upon issuance and (ii) an additional 20% of the shares will vest and be issued on each of May 31, 2006, May 31, 2007, May 31, 2008 and May 31, 2009, provided that at each such date the employee continues to be employed by the Company. The value of the shares awarded, based on the closing price of our common stock on the date of the grant, was $1,812,375, which was recorded as deferred stock compensation within stockholder’s equity. Amortization of deferred stock compensation expense of approximately $399,000 for the three and six month periods ended July 4, 2005 is included in stock compensation expense in the accompanying consolidated statements of operations.
Note 13 – Public Offering
On June 20, 2005, we completed a public offering of our common stock, issuing 5,837,563 shares at $6.30 per share, including the underwriters exercise of their over-allotment option to purchase an additional 761,421 shares of common stock. The total net proceeds of the offering, net of offering expenses of approximately $2.5 million including underwriter’s discount, were approximately $34.3 million. We intend to use the net proceeds primarily for the development of new company-owned restaurants as well as for general corporate purposes, including without limitation, working capital needs, the maintenance and remodeling of our existing restaurants and the implementation and support of our franchising program.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We currently own and operate 92 premium convenience restaurants in 17 states and the District of Columbia, including one restaurant opened in Chicago, Illinois during the second quarter of fiscal 2005 and nine restaurants opened during the fourth quarter of fiscal 2004 under our strategic alliance with Federated Department Stores, Inc. Our first two franchised restaurant locations opened during the second quarter of fiscal 2005. One is a restaurant opened in Lexington, Kentucky while the other, a grab and go concept, “Cosi Pronto”, opened at New York’s LaGuardia airport. During the second quarter of fiscal 2005, we permanently closed one location in Farmington Hills, Michigan and temporarily closed one location in Washington, D.C. for remodel.
Cosi restaurants are all day cafes that feature signature bread, salads and coffee products in an environment we adjust appropriately throughout the day. The majority of our restaurants offer breakfast, lunch, afternoon coffee, dinner and dessert menus.
We currently operate our company-owned restaurants in two formats: Cosi and Cosi Downtown. The majority of our restaurants offer breakfast, lunch and afternoon coffee in a counter service format. Cosi Downtown restaurants, which are located in non residential central business districts, close for the day in the early evening, while Cosi restaurants offer dinner and dessert in a casual dining atmosphere. The atmosphere of Cosi is appropriately managed for each day part by changing the music and lighting throughout the day. Our restaurants are designed to be welcoming and comfortable, featuring oversized sofas, chairs and tables, and faux painted walls. The design scheme of our counters and bars, menu boards as well as condiment counters and server stations incorporate warm colors and geometric patterns, intended to create a comfortable environment that can be easily identified by our customers.
Our goal is to become a leading national premium convenience restaurant, and we are focused on knowing our customer and their needs. We conducted a study of our target customers and their geographic distribution to determine our market potential in different real estate sites. Based on the study, we determined that our target customers are adults aged 18-34 without children and upscale suburbanites and metro elites of all ages. We utilized these results to determine our overall market potential. As a result, we believe we can more accurately assess the viability of different real estate sites. Our study indicated that the top 25 markets where our target customers are concentrated can support approximately 1,400 restaurants and the top 75 markets where our target customers are concentrated can support up to approximately 1,900 locations. We also developed a store design prototype that improves our customers’ experience and that we believe is more efficient to operate. This prototype was unveiled in Avon, Connecticut, in March 2004.
In 2004, we launched our franchising program. We completed our franchise offering circular and are currently eligible to offer franchises in 47 states and the District of Columbia. Currently, we have secured commitments from five area developers, including the two franchise locations opened during the second quarter. We will continue to seek to offer Cosi franchises to area developers and individual franchise operators. The initial franchise fee, payable to Cosi, for an area developer is $40,000 for the first restaurant and $35,000 for each additional restaurant. The initial franchise fee, payable to Cosi, for an individual franchise operator is $40,000 for the first restaurant and $35,000 for each additional restaurant.
The Company believes that offering Cosi franchised restaurants to area developers and individual franchisees offers the prospect of strong financial returns. By franchising, we believe we will be able to increase the presence of Cosi restaurants in various markets throughout the country and generate additional revenue without the large upfront capital commitments and risks associated with opening company-owned restaurants.
We expect that company-owned restaurants will always be an important part of our new restaurant growth. We also believe that incorporating a franchising and area developer model into our strategy will position us to maximize the market potential for the Cosi brand consistent with our available capital, thus maximizing stockholder value.
We currently operate nine restaurants under our strategic alliance with Federated Department Stores, Inc. These restaurants are located in Federated stores in Seattle, Atlanta, Miami, Memphis and California.
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
Long lived assets: Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long Lived Assets, supercedes SFAS 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS 144 requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144, and previously SFAS 121, has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level and record an impairment loss whenever we determine impairment factors are present. We periodically review long lived assets for possible impairment. We consider a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. A lack of improvement at the restaurants we are monitoring, or deteriorating results at other restaurants, could result in additional impairment charges. Historically, we have not recorded material additional impairment charges subsequent to the initial determination of impairment. During the six month period ended July 4, 2005 we recorded a charge of less than $0.1 million related to the closure of one restaurant in Farmington Hills, Michigan during the second quarter. During the six month period ended June 28, 2004, we recorded an impairment charge of approximately $0.4 million related to one restaurant unit as well as a charge of $0.1 million related to the write-down on the disposal of certain fixed assets.
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
In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for any restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002. No charges were recorded for lease termination costs during the six month period ended July 4, 2005. For the six month period ended June 28, 2004, we recognized $0.9 million of lease termination income related to the reversal of certain lease termination accruals deemed no longer required partially offset by charges of $0.2 million, resulting in a net reversal of $0.7 million.

Stock options: In December 2002, the FASB issued SFAS 148, Accounting for Stock Based Compensation Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002, and have been incorporated into the accompanying financial statements and footnotes. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Pursuant to a stock option repricing previously approved by shareholders, on December 29, 2003, 1,246,164 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per share. In accordance with APB 25 Accounting for Stock Issued to Employees these options are subject to variable accounting, which resulted in recording charges of approximately $70,000 and $141,000 during the second quarter and six month periods ended July 4, 2005, respectively. Adjustments recorded in the future may be material depending upon the movement in the stock price. For the second quarter and six month periods ended June 28, 2004, we recorded charges of $0.4 million and $3.0 million, respectively, in accordance with APB 25 Accounting for Stock Issued to Employees, associated with options repriced as of December 29, 2003.
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
RESTAURANT SALES
Restaurant sales are composed almost entirely of food and beverage sales from our company-owned and operated restaurants.
FRANCHISE FEES AND ROYALTIES
Franchise fees and royalties includes fees earned from franchise agreements entered into with area developers and franchise operators as well as royalties received based on sales generated at franchised restaurants.

COMPARABLE RESTAURANT SALES
In calculating comparable restaurant sales, we include a company-owned restaurant in the comparable restaurant base after it has been in operation for 15 full months. Restaurants closed for remodel are removed from the calculation from the month they close until the first full month of operation after the restaurant reopens. At July 4, 2005 and June 28, 2004, there were 82 and 87 restaurants in our comparable restaurant base, respectively.
COSTS AND EXPENSES
Cost of goods sold. Cost of goods sold is composed of food and beverage costs of our company-owned and operated restaurants. Food and beverage costs are variable and increase with sales volume.
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
Stock compensation expense. Stock compensation expense includes the charge related to stock option repricing, the amortization of deferred compensation of restricted stock pursuant to employment agreements with William D. Forrest, our Executive Chairman, and Kevin Armstrong, our Chief Executive Officer and President, the amortization of deferred compensation of restricted stock awarded to certain key employees as well as compensation expense related to stock grants to certain members of the Board of Directors.
Depreciation and amortization. Depreciation and amortization principally includes depreciation on restaurant assets.
Restaurant pre-opening expenses. Restaurant pre-opening expenses, which are expensed as incurred, include the costs of recruiting, hiring and training the initial restaurant work force, travel, the cost of food and labor used during the period before opening, the cost of initial quantities of supplies and other direct costs related to the opening of, or remodeling of, a restaurant. Pre-opening expenses also includes rent expense recognized on a straight line basis from the date we take possession through the period of construction, renovation and fixturing prior to opening the restaurant.
RESULTS OF OPERATIONS
Our operating results for the three and six month periods ended July 4, 2005 and June 28, 2004, expressed as a percentage of total revenues, were as follows:

	Three Months Ended		Six Months Ended
	July 4	June 28	July 4	June 28
	2005	2004	2005	2004
		(restated)		(restated)
Restaurant net sales	99.8%	100.0%	99.9%	100.0%
Franchise fees and royalties	0.2	0.0	0.1	0.0

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of goods sold (1)	24.0	24.8	24.3	25.4
Restaurant operating expenses (1)	55.1	58.4	57.2	61.7

Total cost of sales (1)	79.1	83.2	81.5	87.1
General and administrative expenses	16.2	13.9	17.5	15.4
Stock compensation expense	3.5	1.9	2.3	5.9
Depreciation and amortization	6.0	6.0	6.3	6.5
Restaurant pre-opening expenses	0.4	—	0.2	0.1
Provision for losses on asset impairments and disposals	0.2	—	0.1	0.9
Lease termination benefit	—	(0.1)	—	(1.4)

Operating loss	(5.3)	(4.9)	(7.8)	(14.5)
Other income (expense):
Interest income	0.1	—	0.1	—
Interest expense	(0.1)	(0.1)	—	(0.1)
Reserve for stockholders notes receivables	(0.9)	—	(0.4)	—
Other income	0.1	(0.5)	—	(0.2)

Net Loss	(6.1)%	(5.5)%	(8.1)%	(14.8)%

(1)	As a percentage of restaurant net sales
Restaurant Net Sales
Restaurant net sales increased 5.4%, or $1.6 million, to $30.6 million in the second quarter of fiscal 2005 from $29.0 million in the comparable quarter last year due primarily to a 6.4%, or $1.8 million increase in comparable restaurant net sales and $0.8 million in net sales at restaurants opened subsequent to the second quarter of fiscal 2004 partially offset by $1.0 million in net sales related to restaurants closed during and subsequent to the second quarter of fiscal 2004, including one restaurant closed for remodel in May 2005. Also, during the second quarter of fiscal 2005, our transaction count and average check in comparable restaurants increased 1.5% and 4.9%, respectively, compared to the same period last year.
Restaurant net sales increased 7.1%, or $3.9 million, to $57.8 million for the six month period ended July 4, 2005 from $53.9 million for the same period last year due primarily to a 7.8%, or $4.1 million increase in comparable restaurant net sales and $1.5 million in net sales at restaurants opened subsequent to the second quarter of fiscal 2004 partially offset by $1.7 million in net sales related to restaurants closed during and subsequent to the first quarter of fiscal 2004, including one restaurant closed for remodel in May 2005. Also, for the six month period ended July 4, 2005, our transaction count and average check in comparable restaurants increased 2.2% and 5.6%, respectively, compared to the same period last year.
Franchise Fees and Royalties
Franchise fees and royalties were approximately $53,000 for the three and six month periods ended July 4, 2005 due primarily to $50,000 in franchise fees related to a full franchise restaurant location opened in Lexington, Kentucky and the opening of a new grab and go concept “Cosi Pronto” at New York’s LaGuardia airport. In addition, we recorded approximately $3,000 in royalties from sales at these two new franchise locations.

Costs and Expenses
Cost of goods sold. Cost of goods sold increased by 2.3%, or $0.2 million, in the second quarter of fiscal 2005 as compared to the same period last year. As a percentage of restaurant net sales, cost of goods sold decreased to 24.0% of restaurant sales in the second quarter of fiscal 2005 from 24.8% in the comparable quarter of fiscal 2004. The decrease in cost of goods sold as a percentage of net sales was due primarily to pricing increases implemented during fiscal 2004 and a refinement of our food and beverage purchasing processes. We reduced cost of goods sold by becoming a primary source buyer and by reducing distribution charges. Moreover, to stabilize these savings and eliminate the risk of sudden movements in commodity food prices, we have entered into several purchasing arrangements with our suppliers that include fixed pricing components based on defined quantity commitments over a period of time. Finally, the improvement in cost of goods sold as a percentage of net sales reflects the impact of slightly lower promotional and complimentary discounts in the second quarter of fiscal 2005 as compared to the same period last year.
Cost of goods sold increased by 2.5%, or $0.3 million, in the six month period ended July 4, 2005 as compared to the same period last year. As a percentage of restaurant net sales, cost of goods sold decreased to 24.3% in the six month period ended July 4, 2005 from 25.4% in the comparable six month period of fiscal 2004. The decrease in cost of goods sold as a percentage of net sales was due primarily to pricing increases implemented during fiscal 2004 and a refinement of our food and beverage purchasing processes. We reduced cost of goods sold by becoming a primary source buyer and by reducing distribution charges. Moreover, to stabilize these savings and eliminate the risk of sudden movements in commodity food prices, we have entered into several purchasing arrangements with our suppliers that include fixed pricing components based on defined quantity commitments over a period of time. Finally, the improvement in cost of goods sold as a percentage of restaurant net sales also reflects the impact of lower promotional and complimentary discounts in the six month period ended July 4, 2005 as compared to the comparable period last year.
Restaurant operating expenses. Restaurant operating expenses decreased by $0.1 million, or 0.6%, to $16.8 million in the second quarter of fiscal 2005 from $16.9 million in the second quarter of fiscal 2004. As a percentage of restaurant net sales, restaurant operating expenses decreased to 55.1% in the second quarter of fiscal 2005, from 58.4% in the second quarter of fiscal 2004. This decrease, as a percentage of restaurant net sales, was primarily the result of improved labor scheduling and optimization of the deployment of employees during peak and non-peak hours and the leveraging of fixed occupancy costs on higher comparable store net sales.
Restaurant operating expenses decreased by $0.3 million, or 0.7%, to $33.0 million in the six month period ended July 4, 2005 from $33.3 million in the comparable period of fiscal 2004. As a percentage of restaurant net sales, restaurant operating expenses decreased to 57.2% in the six month period ended July 4, 2005, from 61.7% in the comparable period of fiscal 2004. This decrease, as a percentage of restaurant net sales, was primarily the result of improved labor scheduling and optimizing the deployment of employees during peak and non-peak hours, the leveraging of fixed occupancy costs on higher comparable store net sales and a higher charge in the first six months of fiscal 2004 compared to the comparable six month period of fiscal 2005 related to restaurant associate stock options that were repriced as of December 29, 2003 in accordance with APB 25, Accounting for Stock Issued to Employees.
General and administrative costs. General and administrative expenses increased by 22.4%, or $0.9 million, to $4.9 million in the second quarter of fiscal 2005 as compared to $4.0 million for the same period last year due primarily to higher payroll and related benefits resulting from our continued development of the infrastructure required to support our planned growth of company-owned and franchised restaurants as well as the impact of the expense recorded in the second quarter of fiscal 2005 related to the pro rata portion of the estimated annual incentive to be paid based on achieving certain financial goals and slightly higher occupancy costs. As a percentage of total revenue, general and administrative costs were 16.2% in the second quarter of fiscal 2005 as compared to 13.9% in the second quarter of fiscal 2004.
General and administrative expenses increased by 21.9%, or $1.8 million, to $10.1 million in the six month period ended July 4, 2005 as compared to $8.3 million for the comparable period last year due primarily to higher payroll and related benefits resulting from our continued development of the infrastructure required to support our expected growth of company owned and franchised restaurants as well as the impact of the expense recorded in the first six months of fiscal 2005 related to the pro rata portion of the estimated annual incentive to be paid based on achieving certain financial goals and higher occupancy costs. As a percentage of total revenue, general and administrative costs were 17.5% in the six month period ended July 4, 2005 as compared to 15.4% in the comparable six month period of fiscal 2004.
Stock compensation expense. During the second quarter of fiscal 2005, we recorded a charge of approximately $1.0 million related to restricted stock grants to certain key employees and members of the Board of Directors. In addition, we recorded a charge of $69,786, including $57,451 which is included in restaurant operating expenses, in accordance with APB 25 Accounting for Stock Issued to Employees, associated with options repriced as of December 29, 2003.
For the six month period ended July 4, 2005, we recorded a charge of $1.2 million related to restricted stock grants to certain key employees and members of the Board of Directors as well as a charge of $141,461, including $77,927 which is included in restaurant operating expenses, in accordance with APB 25 Accounting for Stock Issued to Employees, associated with options repriced as of December 29, 2003. During the second quarter of fiscal 2004, we recorded a charge of $0.4 million, including $39,073 which is included in restaurant operating expenses, in accordance with APB 25 Accounting for Stock Issued to Employees, associated with options repriced as of December 29, 2003 as well as a charge for $0.2 million related to restricted stock. During the six month period ended June 28, 2004, we recorded a charge of $3.0 million, including $373,160 which is included in restaurant operating expenses, in accordance with APB 25 Accounting for Stock Issued to Employees, associated with options repriced as of December 29, 2003 as well as a charge for $0.6 million related to restricted stock.
Depreciation and amortization. Depreciation and amortization increased 6.3%, or $0.1 million, and 3.7%, or $0.1 million in the second quarter and first six months of fiscal 2005, respectively as compared to the same periods last year due to the opening of ten new restaurants, including one new Cosi Downtown restaurant located in Chicago, Illinois opened during the second quarter of fiscal 2005 and nine restaurant locations opened under our strategic alliance with Federated Department Stores during the fourth quarter of fiscal 2004.
Restaurant pre-opening expenses. Restaurant pre-opening expenses were approximately $117,000 in the second quarter of fiscal 2005. Approximately 73% of the charge is related to pre-opening occupancy costs for the Cosi Downtown restaurant opened in Chicago during the second quarter of fiscal 2005 as well as two additional restaurants expected to open in the third quarter of fiscal 2005 where we have taken possession of the property for purposes of construction, renovation and fixturing prior to opening. The remaining charges are for payroll, cost of food product used in training, supplies and travel incurred prior to the opening of the store. For the six month period ended July 4, 2005, pre-opening expenses were approximately $139,000 of which approximately 77% is related to pre-opening occupancy costs for the Cosi Downtown restaurant opened in Chicago during the second quarter of fiscal 2005 as well as two additional restaurants expected to open in the third quarter of fiscal 2005 where we have taken possession of the property for purposes of construction, renovation and fixturing prior to opening. Pre-opening costs of approximately $59,000 for the first six months of fiscal 2004 were related to costs associated with the remodel of our restaurant in Avon, Connecticut.
Loss on impairment of property and equipment and restaurant disposals. During the second quarter of fiscal 2005, we recorded a charge of $51,000 for costs related to the closure of one restaurant in Farmington Hills, Michigan. There were no restaurant impairment charges taken in the second quarter or six month periods ended July 4, 2005. There were no impairment charges taken during the second quarter of fiscal 2004. During the six month period ended June 28, 2004, we recognized $0.5 million of asset impairment and store closure costs related to an impairment charge taken for one underperforming restaurant and costs related to the closure of one restaurant.
Lease termination costs. No lease termination charges were recorded during the second quarter or first six month periods ended July 4, 2005. During the first six months of fiscal 2004, we recognized $0.7 million of income due primarily to the reversal of lease termination accruals deemed no longer required.
Reserve for notes receivable from stockholders. During the second quarter of fiscal 2005 the notes receivable from stockholders matured and in lieu of cash payment, the stockholders surrendered the common stock that had been pledged as collateral for the notes. Accordingly, we recorded a charge of $0.3 million based on the opening market price of the common stock on April 29, 2005, the day the shares were surrendered.
Interest income and expense. During the second quarter and first six month periods ended July 4, 2005 and June 28, 2004, interest income was less than $0.1 million although slightly higher in fiscal 2005 as a result of interest income earned on short-term investments. Interest expense was less than $0.1 million for both the second quarter and first six month periods of fiscal 2005 and fiscal 2004.
Other income. During the six month period ended July 4, 2005, we recorded other income of approximately $23,000 due primarily to the sale of a liquor license in the first quarter. During the six month period ended June 28, 2004, we recorded a $0.2 million charge for a fee paid to investors pursuant to the Securities Purchase Agreement because the registration was not declared effective by the staff of the Securities and Exchange Commission by July 29, 2004.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $8.1 million on July 4, 2005, compared with $1.1 million on January 3, 2005. In addition, we had $32.9 million in short-term investments as of July 4, 2005 compared to $10.0 million as of January 3, 2005. Our working capital was $35.4 million on July 4, 2005, compared with working capital of $0.8 million as of January 3, 2005. Our principal requirements for cash are for funding working capital needs, financing construction of new restaurants, maintaining or remodeling existing restaurants and funding the incorporation of a franchising and area developer model into our business strategy.
Net cash used in operating activities for the six month period ended July 4, 2005 was $4.5 million, compared to $5.7 million for the six month period ended June 28, 2004. The decrease in cash used in operating activities was due primarily to a decrease in our net loss of $3.3 million partially offset by an increase in cash used for accrued expenses primarily to fund the amortization of our annual cost for insurance.
Total cash used in investing activities was $24.7 million for the six month period ended July 4, 2005 compared to cash used in investing activities of $8.6 million for the six month period ended June 28, 2004. During the six month period ended July 4, 2005, we purchased $22.9 million of short-term investments. Total capital expenditures for the six month period ended July 4, 2005 were $1.8 million, compared to expenditures of $0.8 million for the comparable period in fiscal 2004. Expenditures for the first six months of fiscal 2005 were primarily for expenditures associated with new restaurants opening in fiscal 2005, the planned remodel of two existing restaurants and the expansion of the support center facility in Deerfield.
The cash provided by financing activities of $36.3 million for the first six months of fiscal 2005 was due primarily to the net proceeds from our public offering of common stock.
On June 20, 2005, we completed a public offering of our common stock, issuing 5,837,563 shares at $6.30 per share, including the underwriters exercise of their over-allotment option to purchase an additional 761,421 shares of common stock. The total net proceeds of the offering were approximately $34.3 million, net of offering expenses of approximately $2.5 million including underwriter’s discount.
We plan to fund our working capital needs, the construction of new restaurants, the maintenance and remodel of our existing restaurants and our franchising program primarily through our investments, cash and cash equivalents on hand at the beginning of the period and our expected internally generated cash flows produced by our restaurants. We anticipate that our current investments, cash and cash equivalents and expected internally generated cash flows will be sufficient to fund these cash requirements for the next twelve months.
We currently expect to open up to an additional ten new company-owned restaurants in fiscal 2005. The cash required for these new restaurants would be funded by our investments and cash and cash equivalents, including the net proceeds from our public offering as well as internally generated cash flows produced by our existing restaurants.

We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table set forth below present a summary of these obligations as of July 4, 2005.
Contractual Obligations:

		Payments Due by Period
		(in thousands)
		Due 3rd and	Due	Due	Due
	Total	4th Quarter	Fiscal 2006	Fiscal 2008	After
Description	Obligations	Fiscal 2005	to Fiscal 2007	to Fiscal 2009	Fiscal 2009
Long-term debt	$328.8	$45.4	$109.0	$69.2	$105.2

Operating leases (1)(2)	82,422.9	6,402.6	25,891.8	22,756.0	27,372.5

Employee severance	48.0	48.0	—	—	—

Purchase obligations (3)	1,283.3	1,283.3	—	—	—

Total contractual cash obligations	$84,083.0	$7,779.3	$26,000.8	$22,825.2	$27,477.7

(1)	Amounts shown are net of $1.6 million of sublease rental income due under non-cancelable subleases.

(2)	Includes approximately $2.3 million of obligations on leases for restaurants that have been closed as of July 4, 2005.

(3)	Primarily contractual obligations related to new restaurant construction and the remodel of existing restaurants.
We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally for ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some restaurant leases provide for contingent rental payments.
PURCHASE COMMITMENT
On July 8, 2005, we entered into a coffee supply agreement with Coffee Bean International, Inc. that requires us to purchase all contracted coffee products for our company-owned restaurants from Coffee Bean International. The agreement is effective through June 2010, but may be terminated by us or Coffee Bean International by written notice in accordance and subject to the terms of the agreement.
We also have a long term beverage marketing agreement with the Coca Cola Company. Under the agreement, executed during fiscal 2002, we are obligated to purchase approximately 2.0 million gallons of fountain syrups at the then current annually published national chain account prices.
In addition, we have a contract with Maines Paper and Food Service (“Maines”) as the broadline distributor that expires in January 2006. Maines supplies us with in excess of 74% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers.
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
•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	our ability to recruit, train and retain qualified corporate and restaurant personnel and management;

•	changes in consumer preferences and demographic trends;

•	competition in our markets, both in our business and in locating suitable restaurant sites;

•	successful operation and execution in new and existing markets;

•	our ability to attract and retain qualified franchisees;

•	the availability and cost of additional financing, both to fund our existing operations and to grow and open new restaurants;

•	cost effective and timely planning, design and build-out of restaurants;

•	the rate of our internal growth, and our ability to generate increased revenue from our existing restaurants;

•	our ability to generate positive cash flow from operations;

•	increased government regulation and our ability to secure required governmental approvals and permits;

•	our ability to create customer awareness of our restaurants in new markets;

•	our ability to locate suitable restaurant sites in new and existing markets and negotiate acceptable lease terms;

•	market saturation due to new restaurant openings;

•	the reliability of our customer and market studies;

•	expansion into new markets;

•	labor shortages or increased labor costs;

•	inadequate protection of our intellectual property;

•	Adverse weather conditions which impact customer traffic at our restaurants; and

•	adverse economic conditions.
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
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal periods to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On February 5, 2003, a purported shareholder class action complaint was filed in the United States District Court for the Southern District of New York (the “Court”), alleging that Cosi and various of our officers and directors and the underwriter of our IPO violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by misstating, and by failing to disclose, certain financial and other business information (Sheel Mohnot v. Cosi, Inc., et al., No. 03 CV 812). At least eight additional class action complaints with substantially similar allegations were later filed. These actions were consolidated in In re Cosi, Inc. Securities Litigation (collectively, the “Securities Act Litigation”). On July 7, 2003, lead plaintiffs filed a Consolidated Amended Complaint, alleging on behalf of a purported class of purchasers of our stock allegedly traceable to our November 22, 2002 IPO, that at the time of the IPO, our offering materials failed to disclose that the funds raised through the IPO would be insufficient to implement our expansion plan; that it was improbable that we would be able to open 53 to 59 new restaurants in 2003; that at the time of the IPO, we had negative working capital and therefore did not have available working capital to repay certain debts; and that the principal purpose for going forward with the IPO was to repay certain existing shareholders and members of the Board of Directors for certain debts and to operate our existing restaurants.
The plaintiffs in the Securities Act Litigation generally were seeking to recover recessionary damages, expert fees, attorneys’ fees, costs of Court and pre- and post-judgment interest. Based on the allegations set forth in the complaint, we believe that the amount of recessionary damages that could be awarded to the plaintiffs, if a judgment was rendered against us, would not exceed $24 million. In addition, the underwriter was seeking indemnification from us for any damages assessed against it in the Securities Act Litigation. On August 22, 2003, lead plaintiffs filed a Second Consolidated Amended Complaint, which was substantially similar to the Consolidated Amended Complaint.
On September 22, 2003, we filed motions to dismiss the Second Consolidated Amended Complaint in the Securities Act Litigation. Plaintiffs filed their opposition to our motion to dismiss on October 23, 2003. We filed reply briefs on November 12, 2003.
On July 30, 2004, the Court granted plaintiffs permission to replead their complaint against us. On September 10, 2004, plaintiffs filed their Third Consolidated Amended Complaint. Plaintiffs abandoned their claim that we misled investors about our ability to execute our growth plans. Instead, plaintiffs claimed that our offering materials failed to disclose that, at the time of the IPO, we were researching the possibility of franchising our restaurants. On October 12, 2004, we filed a motion to dismiss plaintiffs’ Third Consolidated Amended Complaint.
On November 19, 2004, plaintiffs filed their opposition to our motion to dismiss. On January 11, 2005, we filed a reply brief in further support of our motion to dismiss plaintiffs’ Third Consolidated Complaint. The Court granted our motion and heard oral arguments on the matter on July 15, 2005.
On July 28, 2005, the Court dismissed with prejudice Plaintiff’s Third Consolidated Complaint in its entirety and ordered entry of judgment for the defendant.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of stockholders of Cosi, Inc. held May 2, 2005, the following actions were undertaken:
1.	Three directors were elected to serve for a three year term expiring at the 2008 Annual Meeting of Stockholders as follows:

Name	Votes For	Withheld
Eli Cohen	26,711,259	337,462
William D. Forrest	27,004,790	43,931
Garry Stock	27,000,348	48,373
2.	BDO Seidman, LLP was ratified as our independent registered public accounting firm for the fiscal year ended January 2, 2006 as follows:

Votes For	Votes Against	Abstentions
27,001,033	25,686	22,002
3.	The Cosi, Inc. 2005 Omnibus Long Term-Incentive Plan was approved as follows:

Votes For	Votes Against	Abstentions
11,626,821	3,811,646	72,725

Item 6: EXHIBITS
(a) Exhibits:

Exhibit Number	Description
Exhibit 10.1	Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2005, file #000-50052).

Exhibit 10.2	Form of Restricted Stock Award Agreement (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed June 6, 2005, file #000-50052).

Exhibit 10.3	Employment Agreement between Cosi, Inc. and Kevin Armstrong, dated as of May 9, 2005 (Filed as Exhibit 10.5.11 to our Quarterly Report on Form 10-Q for the quarter ended April 4, 2005, file #000-50052).

Exhibit 10.4	Form of Underwriting Agreement, by and among Cosi, Inc., S.G. Cowen & Co., LLC and RBC Capital Markets Corporation (Filed as Exhibit 1.1 to the Registration Statement on Form S-3/A, file #333-124833).

Exhibit 10.5	Form of Franchise Agreement.

Exhibit 10.6	Form of Area Developer Agreement.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: August 11, 2005	By: /s/ KEVIN ARMSTRONG

Kevin Armstrong
Chief Executive Officer

Date: August 11, 2005	By: /s/ CYNTHIA JAMISON

Cynthia Jamison
Chief Financial Officer (chief accounting officer)
Treasurer and Secretary

EXHIBIT INDEX

Exhibit 10.1	Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2005, file #000-50052).

Exhibit 10.2	Form of Restricted Stock Award Agreement (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed June 6, 2005, file #000-50052).

Exhibit 10.3	Employment Agreement between Cosi, Inc. and Kevin Armstrong, dated as of May 9, 2005 (Filed as Exhibit 10.5.11 to our Quarterly Report on Form 10-Q for the quarter ended April 4, 2005, file #000-50052).

Exhibit 10.4	Form of Underwriting Agreement, by and among Cosi, Inc., S.G. Cowen & Co., LLC and RBC Capital Markets Corporation (Filed as Exhibit 1.1 to the Registration Statement on Form S-3/A, file #333-124833).

Exhibit 10.5	Form of Franchise Agreement.

Exhibit 10.6	Form of Area Developer Agreement.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.