Form 10-Q
period 2005-10-03
COSI INC
filed 2005-11-10
CIK 1171014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2005
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock, $.01 par value, outstanding at November 04, 2005: 38,236,030

COSI, INC.
Index to Form 10-Q
For the three and nine month periods ended October 3, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cosi, Inc.
Consolidated Balance Sheets
As of October 3, 2005 and January 3, 2005
(dollars in thousands, except per share data)

	October 3, 2005	January 3, 2005
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,318.0	$1,089.7
Investments	34,868.6	9,961.6
Accounts receivable, net of allowances of $131.6 and $152.4, respectively	588.2	613.2
Inventories	863.1	890.5
Prepaid expenses and other current assets	2,128.2	2,315.1

Total current assets	43,766.1	14,870.1

Property, equipment and leasehold improvements, net	33,478.1	34,074.5
Intangibles, security deposits and other assets, net	2,543.7	2,193.7

Total assets	$79,787.9	$51,138.3

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,196.5	$3,973.0
Accrued expenses	7,550.7	9,677.5
Deferred franchise revenue	290.0	—
Current portion of other liabilities	371.9	363.0
Current portion of long-term debt	22.1	74.9

Total current liabilities	10,431.2	14,088.4

Other long-term liabilities, net of current portion	7,447.7	7,614.2
Long-term debt, net of current portion	115.5	283.4

Total liabilities	17,994.4	21,986.0

Commitments and contingencies
Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 38,169,582 and 30,819,716 shares issued and outstanding, respectively	381.7	308.2
Additional paid-in capital	266,819.4	225,519.7
Deferred stock compensation	(2,804.9)	(900.0)
Treasury stock, 239,543 shares at cost	(1,197.7)	—
Notes receivable from stockholders	—	(1,458.8)
Accumulated deficit	(201,405.0)	(194,316.8)

Total stockholders’ equity	61,793.5	29,152.3

Total liabilities and stockholders’ equity	$79,787.9	$51,138.3

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Operations
For the Three and Nine Month Periods Ended October 3, 2005 and September 27, 2004
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2005	2004	2005	2004
	(Unaudited)	(Restated)	(Unaudited)	(Restated)
Revenues:
Restaurant net sales	$30,778.4	$28,170.0	$88,550.5	$82,095.8
Franchise fees and royalties	25.0	—	77.8	—

Total revenues	30,803.4	28,170.0	88,628.3	82,095.8
Cost of sales:
Cost of goods sold	7,254.2	7,016.6	21,275.3	20,695.0
Restaurant operating expenses	17,648.6	16,228.3	50,693.0	49,509.9

Total cost of sales	24,902.8	23,244.9	71,968.3	70,204.9
General and administrative expenses	5,480.9	5,845.6	15,614.7	14,156.9
Stock compensation expense	1,124.5	(689.3)	2,429.5	2,505.4
Depreciation and amortization	1,868.1	1,696.8	5,483.6	5,184.4
Restaurant pre-opening expenses	300.6	125.5	439.0	185.1
Provision for losses on asset impairments and disposals	—	—	49.7	474.4
Lease termination (benefit) expense	(69.1)	357.3	(67.8)	(374.5)

Operating loss	(2,804.4)	(2,410.8)	(7,288.7)	(10,240.8)
Interest income	342.0	58.4	426.6	85.2
Interest expense	(7.6)	(2.8)	(31.4)	(38.0)
Reserve for notes receivable from stockholders	—	(1,472.0)	(261.1)	(1,472.0)
Other income (expense)	43.6	11.9	66.4	(125.7)

Net loss	$(2,426.4)	$(3,815.3)	$(7,088.2)	$(11,791.3)

Per Share Data:
Net loss per share, basic and diluted	$(0.06)	$(0.12)	$(0.21)	$(0.41)

Weighted average shares outstanding:	37,570,756	30,609,402	33,616,991	28,954,759

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended October 3, 2005
(unaudited)
(dollars in thousands, except share data)

	Common Stock				Treasury Stock
							Notes
			Additional		Number		Receivable
	Number of		Paid In	Deferred	of		from	Accumulated
	Shares	Amount	Capital	Compensation	Shares	Amount	Stockholders	Deficit	Total

Balance,
January 3, 2005	30,819,716	$308.2	$225,519.7	$(900.0)	—	—	$(1,458.8)	$(194,316.8)	$29,152.3

Issuance of common stock	5,837,563	58.4	34,253.9	—	—	—	—	—	34,312.3
Issuance of restricted common stock	637,500	6.4	3,363.0	(2,613.0)	—	—	—	—	756.4
Stock compensation	25,610	0.3	1,306.8	708.1	—	—	—	—	2,015.2
Exercise of options	790,504	7.9	2,376.5	—	—	—	—	—	2,384.4
Exercise of warrants	58,689	0.5	(0.5)	—	—	—	—	—	—
Reserve for notes receivable from stockholders	—	—	—	—	—	—	261.1	—	261.1
Return of shares for notes receivable from stockholders	—	—	—	—	239,543	(1,197.7)	1,197.7	—	—
Net loss	—	—	—	—	—	—	—	(7,088.2)	(7,088.2)

Balance, October 3, 2005	38,169,582	$381.7	$266,819.4	$(2,804.9)	239,543	$(1,197.7)	$0.0	$(201,405.0)	$61,793.5

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Cash Flows
For the Nine Month Periods Ended October 3, 2005 and September 27, 2004
(dollars in thousands)

	October 3, 2005	September 27, 2004
	(Unaudited)	(Restated)
Cash flows from operating activities:
Net loss	$(7,088.2)	$(11,791.3)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,483.6	5,184.4
Non-cash portion of asset impairments and disposals	1.4	380.5
Recovery for bad debts	(20.8)	(58.7)
Stock compensation expense	2,771.6	2,768.0
Reserve on notes receivable from stockholders	261.1	1,472.0
Changes in operating assets and liabilities:
Accounts receivable	45.8	(223.7)
Inventories	27.4	35.2
Other assets	(299.4)	62.1
Prepaid expenses and other current assets	186.9	815.4
Accounts payable	(1,776.5)	(2,929.1)
Accrued expenses	(1,464.9)	(49.6)
Other liabilities	(615.6)	(911.8)
Lease termination accrual	86.0	(1,044.6)

Net cash used in operating activities	(2,401.6)	(6,291.2)

Cash flows used in investing activities:
Capital expenditures	(4,888.8)	(2,740.9)
Purchases of investments net of redemptions	(24,907.0)	(9,938.2)
Net payment of security deposits	(50.6)	(340.9)

Net cash used in investing activities	(29,846.3)	(13,020.0)

Cash flows provided by financing activities:
Net proceeds from issuance of common stock	36,696.7	20,009.0
Principal payments on long-term debt and capital lease obligations	(220.6)	(45.4)
Net cash provided by financing activities	36,476.1	19,963.6

Net increase in cash and cash equivalents	4,228.1	652.4
Cash and cash equivalents, beginning of period	1,089.7	7,957.0

Cash and cash equivalents, end of period	$5,317.8	$8,609.4

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$14.0	$48.0

Corporate franchise and income taxes	$130.7	$145.1

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
The results for the three and nine month periods ended October 3, 2005 may not be indicative of the results for the fiscal year.
Certain amounts in the fiscal 2004 consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation.
This Report should be read in conjunction with our Annual Report on Form 10-K for the year ended January 3, 2005, as filed with the Securities and Exchange Commission (“SEC”).
Note 2 – Financial Statement Restatement
On March 16, 2005, we filed our Annual Report on Form 10-K. In that report, we restated our financial statements for fiscal 2003 and 2002 as well as the first three quarters of fiscal 2004. Accordingly, the prior year financial results for the three and nine months ended September 27, 2004 reflect the impact of that restatement.
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

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
The following is a summary of the impact of the restatement on our unaudited consolidated statement of operations for the three and nine months ended September 27, 2004.

	As Previously
	Reported (1)	Adjustments	As Restated
Three months ended September 27, 2004:
Restaurant expenses	$16,419.1	$(190.8)	$16,228.3
Depreciation and amortization	1,653.5	43.3	1,696.8
Operating loss	(2,558.3)	147.5	(2,410.8)
Net loss	(3,962.8)	147.5	(3,815.3)
Net loss per share, basic and diluted	$(0.13)	$0.01	$(0.12)

Nine months ended September 27, 2004:
Restaurant expenses	$49,941.8	$(431.9)	$49,509.9
Depreciation and amortization	5,050.5	133.9	5,184.4
Operating loss	(10,538.8)	298.0	(10,240.8)
Net loss	(12,089.3)	298.0	(11,791.3)
Net loss per share, basic and diluted	$(0.42)	$0.01	$(0.41)

(1)	as previously reported after certain reclassifications made to conform to current year presentation
Note 3 – Investments
As of October 3, 2005, we had certain debt securities outstanding as investments. These investments consisted of United States government agency notes, A1P1 commercial paper and auction rate securities.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 Accounting for Certain Investments in Debt and Equity Securities, and based on our intentions regarding these instruments, we classify all marketable debt securities as held-to-maturity and account for these investments at amortized cost. The amortized principal amount of the investment at October 3, 2005 was $34.9 million and the weighted average interest rate was 3.6%. The amortized principal amount approximates fair value at October 3, 2005. We determine the fair value of our investments in debt securities based upon public market rates. All investments mature within one year.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note 4 – Stock-Based Compensation
The following illustrates the pro forma effect on net loss and net loss per common share as if we had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation to stock-based compensation:

	Three Month Periods Ended		Nine Month Periods Ended
	October 3,	September 27,	October 3,	September 27,
	2005	2004	2005	2004
	(Unaudited)	(Restated)	(Unaudited)	(Restated)
Net loss as reported	$(2,426.4)	$(3,815.3)	$(7,088.2)	$(11,791.3)

Add: stock-based compensation expense included in reported net loss	1,040.7	(979.3)	1,182.1	2,009.6

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(448.8)	(671.7)	(1,468.0)	(1,925.0)

Pro forma net loss	$(1,834.5)	$(5,466.3)	$(7,374.1)	$(11,706.7)

Net loss per common share: basic and diluted
As reported	$(0.06)	$(0.12)	$(0.21)	$(0.41)
Pro forma	$(0.05)	$(0.18)	$(0.22)	$(0.40)
The pro forma amounts are not representative of the effects on reported earnings for future periods.
Pursuant to a stock option repricing previously approved by shareholders, on December 29, 2003, 1,246,164 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per common share. In accordance with APB 25, Accounting for Stock Issued to Employees, we have recorded a charge for the three months ended October 3, 2005 of approximately $571,700 resulting from an increase in our stock price from $6.89, as of the close of business on July 4, 2005, to a stock price of $9.87, as of the close of business on October 3, 2005, on the remaining options outstanding partially offset by a decrease in the total number of repriced options outstanding due to forfeitures during the quarter. For the nine month period ended October 3, 2005, we recorded an expense of approximately $713,000 resulting from an increase in our stock price from $6.09, as of the close of business on January 3, 2005, to a stock price of $9.87, as of the close of business on October 3, 2005, on the remaining options outstanding partially offset by a decrease in the total number of repriced options outstanding due to forfeitures during the period. We may be required to record additional adjustments in the future, that may be material, depending upon the movement of our stock price. For any forfeitures, we will reverse the stock compensation expense recorded in previous quarters related to the unvested portion of those options in the period that the forfeitures become effective.
Additionally, in accordance with APB 25, Accounting for Stock Issued to Employees, we recorded a one-time nonrecurring charge of $469,000 during the third quarter of fiscal 2005, resulting from a modification to extend the option exercise period associated with stock options previously granted to a former executive.
In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt the new standard beginning in fiscal 2006. We currently estimate that the impact of adopting the new standard will be approximately $1.6 million for fiscal 2006.
NOTE 5 – Inventories
Inventories are stated at the lower of cost (“First In, First Out” method) or market, and consist principally of food, beverage, liquor and packaging and related food supplies.
NOTE 6 – Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following:

	October 3,	January 3,
($ in 000’s)	2005	2005
Leasehold improvements	$38,494.6	$36,694.6
Furniture and fixtures	9,533.9	8,856.7
Restaurant equipment	13,516.6	12,886.0
Computer and telephone equipment	8,636.3	8,254.0
Construction in progress	1,724.0	530.1

	71,905.4	67,221.4

Less: accumulated depreciation and amortization	(38,427.3)	(33,146.9)

Net property, equipment and leasehold improvements	$33,478.1	$34,074.5

Restaurant Impairment Charges:
In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be disposed of, and APB Opinion No. 30, Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. In accordance with SFAS 144 and previously under SFAS 121, impairment losses are recorded on long-lived assets on a restaurant by restaurant basis whenever impairment factors are determined to be present. We consider a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. We generally determine whether a restaurant location is impaired based on expected undiscounted cash flows, primarily for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. During the nine month period ended October 3, 2005, we recorded a charge of less than $0.1 million related to the closure of one restaurant during the second quarter of fiscal 2005. During the nine month period ended September 27, 2004, we recorded a $0.4 million charge related to the closure of one restaurant and $0.1 million related to the write-down on the disposal of certain fixed assets.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
Note 7 – Accrued Expenses
Accrued expenses consist of the following:

	October 3,	January 3,
($ in 000’s)	2005	2005
Payroll and related benefits and taxes	$3,300.9	$2,648.3
Professional and legal costs	486.1	553.0
Taxes payable	756.1	762.3
Severance payable — current portion	168.7	380.7
Rent obligations	435.8	459.0
Gift cards/certificates	286.4	334.7
Utilities	477.0	332.2
Insurance	15.0	2,216.7
Other	1,624.7	1,990.6

Accrued expenses	$7,550.7	$9,677.5

Note 8 — Long-Term Debt
Notes Payable:
In May 1998, we entered into a construction note payable which accrued interest at the rate of 10% per annum and which required monthly payments of $3,097 through 2007. However, during the quarter ending October 3, 2005, all outstanding principal and interest obligations under this note, were paid in full.
In April 2003, we entered into a construction note payable with a landlord that required monthly payments of $1,742 and accrued interest at the rate of 7% per annum. The note was to mature in March of 2013, however, during the quarter ending October 3, 2005, all outstanding principal and interest obligations under this note, were paid in full.
In July 2002, we entered into an agreement to purchase a liquor license. Under the agreement, we are required to make monthly payments of $1,528 through February 2006. The outstanding obligation as of October 3, 2005 was $7,488.
In 2001, we entered into a settlement agreement involving a trademark dispute. Under that agreement, we are obligated to make annual payments of $25,000 per year through 2011. The present value of those future payments is included in Long-Term Debt in the accompanying balance sheet.
NOTE 9 – Earnings Per Share
Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. In-the-money stock options and warrants to purchase an aggregate of 3,596,469 and 3,424,442 shares of common stock were outstanding at October 3, 2005, and September 27, 2004, respectively. These stock options and warrants outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and hence, the impact would be anti-dilutive.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
NOTE 10 — Lease Termination Costs
In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for any restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002. During the third quarter and for the first nine months of fiscal 2005, we recognized approximately $68,000 in income due primarily to the reversal of accruals deemed no longer required. During the first nine months of fiscal 2004, we recognized $0.4 million of income due primarily to the reversal of lease termination accruals deemed no longer required.
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
NOTE 11 — Contingencies
From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations, employment related claims, claims from guests alleging illness, injury or other food quality, health or operational concerns, and enforcement of intellectual property rights. To date, none of such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows.
NOTE 12 – Restricted Stock
During fiscal 2003, we entered into an employment agreement with William D. Forrest. Pursuant to the agreement, Mr. Forrest will serve as Executive Chairman for three years ending on March 31, 2006. In consideration for Mr. Forrest’s service as our Executive Chairman, we issued 1,156,407 shares of our authorized but unissued common stock, representing 5% of our outstanding common stock on a fully diluted basis (assuming all outstanding options and warrants are exercised) to Mr. Forrest on June 26, 2003. Pursuant to the December 29, 2003 completion of the rights offering, we issued an additional 523,546 shares to Mr. Forrest such that Mr. Forrest’s ownership of us, on a fully diluted basis, remained at 5%. Mr. Forrest’s rights in the shares vest as follows: (i) 25% of the shares vested upon issuance; (ii) 25% of the shares vested on April 1, 2004; and (iii) on the last day of each month, commencing with April 2004, and ending on March 2006, 2.08% of the shares will vest, and an additional .08% of the shares will vest on March 31, 2006, provided that at the end of each month the agreement is still in effect. All shares not vested will fully vest upon the termination of this agreement by us without cause (as defined in the agreement), or upon a change of control (as defined in the agreement). If Mr. Forrest is terminated by us for cause (as defined in the agreement), all unvested shares will be forfeited. Mr. Forrest agreed that, during the term of the agreement and for a period of 12 months thereafter, he will not compete with us or solicit our employees. The value of Mr. Forrest’s shares, based on the closing price of our common stock on the dates of the grants, was $2,729,439, which was recorded as deferred stock compensation within stockholder’s equity. Amortization of deferred stock compensation expense of approximately $180,000 for the three month periods ended October 3, 2005 and September 27, 2004 is included in stock compensation expense in the accompanying consolidated statements of operations. Amortization of deferred stock compensation expense of approximately $540,000 and $759,000 for the nine month periods ended October 3, 2005 and September 27, 2004, respectively, is included in stock compensation expense in the accompanying consolidated statements of operations. The remaining balance is being amortized as stock compensation expense evenly over the remaining term of Mr. Forrest’s employment.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
On May 9, 2005, we entered into an employment agreement with Kevin Armstrong to serve as Chief Executive Officer and President. Pursuant to the agreement, we issued 300,000 shares of our authorized but unissued common stock to Mr. Armstrong. Mr. Armstrong’s rights in the shares vest as follows: (i) twenty percent (20%) of the shares vested upon issuance; and (ii) an additional 20% of the shares will vest on each of May 9, 2006, May 9, 2007, May 9, 2008 and May 9, 2009, provided that at each such date Mr. Armstrong continues to be employed by the Company. In addition, Mr. Armstrong may also receive an additional grant of an aggregate of 800,000 shares of our authorized but unissued common stock, to be awarded over fiscal years 2006, 2007, 2008 and 2009, pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, including, without limitation, timing, vesting and performance measures applicable to each such grant. All shares issued pursuant to the employment agreement that are not then vested will fully vest upon the termination of his employment by Cosi without cause (as defined in his employment agreement), or upon a change of control (as defined in the employment agreement). If Mr. Armstrong voluntarily terminates his employment or is terminated by Cosi for cause (as defined in the employment agreement), all unvested shares at the time of termination will be forfeited. The value of Mr. Armstrong’s shares, based on the closing price of our common stock on the date of the grant, was $1,557,000, which was recorded as deferred stock compensation within stockholder’s equity. Amortization of deferred stock compensation expense of approximately $78,000 and $436,000 for the three and nine month periods ended October 3, 2005, respectively, is included in stock compensation expense in the accompanying consolidated statements of operations.
On May 31, 2005, pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors we granted 337,500 shares of our authorized but unissued common stock to certain key employees. The vesting and issuance of shares will occur as follows: (i) twenty percent (20%) of the shares vested and were issued as of May 31, 2005; and (ii) an additional 20% of the shares will vest and be issued on each of May 31, 2006, May 31, 2007, May 31, 2008 and May 31, 2009, provided that at each such date the employee continues to be employed by the Company. The value of the shares for these certain key employees , based on the closing price of our common stock on the date of the grants, was $738,375, which was recorded as deferred stock compensation within stockholder’s equity. Amortization of deferred stock compensation expense of approximately $91,000 and $489,000 for the three and nine month periods ended October 3, 2005, respectively, is included in stock compensation expense in the accompanying consolidated statements of operations.
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
Note 14 – Subsequent Event
We opened nine restaurants in the fourth quarter of fiscal 2004 as part of a pilot program under our strategic alliance with Federated Department Stores, Inc. (“Federated”). After evaluating the performance of these pilot restaurants and given the larger potential for prospective sites subsequent to Federated’s acquisition of May Department Stores, we previously concluded that we would not devote additional capital to a large scale build out of this strategic alliance. In November, 2005, Federated concluded that they would not fund the capital required for additional store growth. Therefore, we have agreed with Federated to conclude the pilot program at the present time and as a result, we will close five of the existing locations on a timetable to be agreed upon with Federated, but assumed to be no later than January 2006 and incur a charge of approximately $3.0 million in connection with these actions.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We currently own and operate 94 premium convenience restaurants in 17 states and the District of Columbia, including one restaurant opened in Connecticut, subsequent to the third quarter of fiscal 2005. We also opened two restaurants in the Chicago market, one each in the second and third quarters of fiscal 2005. Additionally, we have nine restaurants that opened during the fourth quarter of fiscal 2004 under our strategic alliance with Federated Department Stores, Inc. We also opened our first two franchised restaurant locations during the second quarter of fiscal 2005. One is in Lexington, Kentucky while the other, a grab and go concept, “Cosi Pronto”, is at New York’s LaGuardia airport. During the second quarter of fiscal 2005, we permanently closed one location in Farmington Hills, Michigan.
Cosi is a premium convenience restaurant that offers breakfast, lunch, afternoon coffee, dinner and dessert menus full of creative, fresh, flavorful foods and beverages. We have developed featured foods that are built around a secret, generations-old recipe for crackly crust flatbread. This artisan bread is freshly baked in front of customers throughout the day in open flame stone hearth ovens prominently located in each of our restaurants.
Our menu features Cosi sandwiches, freshly tossed salads, Cosi Melts, soups, Cosi bagels, pizzas, S’mores and other desserts and a wide range of coffee beverages. Our restaurants are designed to be welcoming and comfortable with an eclectic environment. The sights, sounds, and spaces create a tasteful, relaxed atmosphere that provides a fresh and new dining experience in an environment that can be easily identified by our customers.
Our goal is to become the leading national premium convenience restaurant, and we are focused on knowing our customer and their needs. We conducted a study of our target customers and their geographic distribution to determine our market potential in different real estate sites. Based on the study, we determined that our target customers are adults aged 18-34 without children and upscale suburbanites and metro elites of all ages. We utilized these results to determine our overall market potential. As a result, we believe we can more accurately assess the viability of different real estate sites. Our study indicated that the top 25 markets where our target customers are concentrated can support approximately 1,400 restaurants and the top 75 markets where our target customers are concentrated can support up to approximately 1,900 locations. We also developed a new generation restaurant design that improves our customers’ experience and that we believe is more efficient to operate. There are currently 7 restaurants operating under the new design.
In 2004, we launched our franchising program. We completed our franchise offering circular and are currently eligible to offer franchises in 47 states and the District of Columbia. Currently, we have secured commitments from twelve area developers, including the two franchise locations opened during the second quarter of fiscal 2005. We will continue to seek to offer Cosi franchises to area developers and individual franchise operators. The initial franchise fee, payable to Cosi, for an area developer is $40,000 for the first restaurant and $35,000 for each additional restaurant. The initial franchise fee, payable to Cosi, for an individual franchise operator is $40,000 for the first restaurant and $35,000 for each additional restaurant.
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
Long lived assets: Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long Lived Assets, supercedes SFAS 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS 144 requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144, and previously SFAS 121, has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level and record an impairment loss whenever we determine impairment factors are present. We periodically review long lived assets for possible impairment. We consider a history of restaurant operating losses to be the primary indicator of potential impairment for individual restaurant locations. A lack of improvement at the restaurants we are monitoring, or deteriorating results at other restaurants, could result in additional impairment charges. Historically, we have not recorded material additional impairment charges subsequent to the initial determination of impairment. During the nine month period ended October 3, 2005, we recorded a charge of less than $0.1 million related to the closure of one restaurant during the second quarter of fiscal 2005. During the nine month period ended September 27, 2004, we recorded a $0.4 million charge related to the closure of one restaurant and $0.1 million related to the write-down on the disposal of certain fixed assets.
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
In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for any restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002. During the third quarter and for the first nine months of fiscal 2005, we recognized approximately $68,000 in income due primarily to the reversal of accruals deemed no longer required. During the first nine months of fiscal 2004, we recognized $0.4 million of income due primarily to the reversal of lease termination accruals deemed no longer required.
Stock options: In December 2002, the FASB issued SFAS 148, Accounting for Stock Based Compensation Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002, and have been incorporated into the accompanying financial statements and footnotes. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Pursuant to a stock option repricing previously approved by shareholders, on December 29, 2003, 1,246,164 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per share. In accordance with APB 25 Accounting for Stock Issued to Employees these options are subject to variable accounting, which resulted in recording charges of approximately $571,700 and $713,000 during the third quarter and nine month periods ended October 3, 2005, respectively. Adjustments recorded in the future may be material depending upon the movement in the stock price.
Additionally, in accordance with APB 25, Accounting for Stock Issued to Employees, we recorded a one-time nonrecurring charge of $469,000 during the third quarter of fiscal 2005, resulting from a modification to extend the of option exercise period associated with stock options previously granted to a former executive.
In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt the new standard beginning in fiscal 2006. We currently estimate that the impact of adopting the new standard will be approximately $1.6 million for fiscal 2006.
Inventories: Inventories are stated at the lower of cost (“First In, First Out” method) or market, and consist principally of food, beverage, liquor and packaging and related food supplies.
Property and Equipment: Our property and equipment is stated at cost. We compute depreciation and amortization of property and equipment on a straight-line basis over the estimated useful lives of the related assets. We amortize leasehold improvements over the shorter of the estimated useful life of the asset or term of the lease.
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
RESTAURANT SALES
Our company-owned and operated restaurant sales are composed almost entirely of food and beverage sales.
FRANCHISE FEES AND ROYALTIES
Franchise fees and royalties includes fees earned from franchise agreements entered into with area developers and franchise operators as well as royalties received based on sales generated at franchised restaurants.
COMPARABLE RESTAURANT SALES
In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. At October 3, 2005 and September 27, 2004, there were 82 and 85 restaurants in our comparable restaurant base, respectively.
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
Stock compensation expense. Stock compensation expense includes the charges related to variable accounting for stock options, the amortization of deferred compensation of restricted stock pursuant to employment agreements with William D. Forrest, our Executive Chairman and Kevin Armstrong, our Chief Executive Officer and President, the amortization of deferred compensation of restricted stock awarded to certain key employees as well as compensation expense related to stock grants to certain members of the Board of Directors.
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

RESULTS OF OPERATIONS
Our operating results for the three and nine month periods ended October 3, 2005 and September 27, 2004, expressed as a percentage of total revenues, were as follows:

	Three Months Ended		Nine Months Ended
	October 3	September 27	October 3	September 27
	2005	2004	2005	2004
		(restated)		(restated)
Restaurant net sales	99.9%	100.0%	99.9%	100.0%
Franchise fees and royalties	0.1	0.0	0.1	0.0

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of goods sold (1)	23.6	24.9	24.0	25.2
Restaurant operating expenses (1)	57.3	57.6	57.3	60.4

Total cost of sales (1)	80.9	82.5	81.2	85.6
General and administrative expenses	17.8	20.8	17.6	17.2
Stock compensation expense	3.7	(2.4)	2.7	3.1
Depreciation and amortization	6.1	6.0	6.2	6.3
Restaurant pre-opening expenses	1.0	0.4	0.5	0.2
Provision for losses on asset impairments and disposals	—	—	0.1	0.6
Lease termination (benefit) expense	(0.2)	1.3	(0.1)	(0.5)

Operating loss	(9.1)	(8.7)	(8.2)	(12.5)
Other income (expense):
Interest income	1.1	0.2	0.5	0.1
Interest expense	—		—
Reserve for stockholders notes receivables	—	(5.2)	(0.3)	(1.8)
Other income	0.1	—	0.1	(0.2)

Net Loss	(7.9)%	(13.5)%	(8.0)%	(14.4)%

(1)	As a percentage of restaurant net sales
Restaurant Net Sales
Restaurant net sales increased 9.3%, or $2.6 million, to $30.8 million in the third quarter of fiscal 2005 from $28.2 million in the comparable quarter last year due primarily to a 7.8%, or $2.1 million increase in comparable restaurant net sales and $1.2 million in net sales at restaurants opened subsequent to the third quarter of fiscal 2004 partially offset by $0.7 million in net sales related to restaurants closed during and subsequent to the third quarter of fiscal 2004. Also, during the third quarter of fiscal 2005, our transaction count and average check in comparable restaurants increased 2.3% and 5.5%, respectively, compared to the same period last year. The 5.5% increase in average check is due to the impact of a 3.7% increase in pricing and 1.8% favorable shift in sales mix.
Restaurant net sales increased 7.9%, or $6.5 million, to $88.6 million for the nine month period ended October 3, 2005 from $82.1 million for the same period last year due primarily to a 7.8%, or $6.2 million increase in comparable restaurant net sales and $2.7 million in net sales at restaurants opened during and subsequent to the fourth quarter of fiscal 2004 partially offset by $2.4 million in net sales related to restaurants closed during and subsequent to the fourth quarter of fiscal 2004. Also, for the nine month period ended October 3, 2005, our transaction count and average check in comparable restaurants increased 2.3% and 5.5% respectively, compared to the same period last year. The 5.5% increase in average check is due to the impact of a 3.7% increase in pricing and 1.8% favorable shift in sales mix.

Franchise Fees and Royalties
Franchise fees and royalties were approximately $25,000 and $78,000 for the three and nine month periods ended October 3, 2005, respectively, due primarily to $50,000 in franchise fees received in the second quarter of fiscal 2005, related to a full franchise restaurant location opened in Lexington, Kentucky and the opening of a new grab and go concept “Cosi Pronto” at New York’s LaGuardia airport. In addition, we recorded approximately $28,000 in royalties from sales at these two new franchise locations for the nine month period ended October 3, 2005.
Costs and Expenses
Cost of goods sold. Cost of goods sold increased by 3.4%, or $0.2 million, in the third quarter of fiscal 2005 as compared to the same period last year. As a percentage of restaurant net sales, cost of goods sold decreased to 23.6% of restaurant sales in the third quarter of fiscal 2005 from 24.9% in the comparable quarter of fiscal 2004. The decrease in cost of goods sold as a percentage of net sales was due primarily to pricing increases implemented during and subsequent to the fourth quarter of fiscal 2004 and a refinement of our food and beverage purchasing processes. We reduced cost of goods sold, as a percentage of net sales, by becoming a primary source buyer and by reducing distribution charges. Moreover, to stabilize these savings and eliminate the risk of sudden movements in commodity food prices, we have entered into several purchasing arrangements with our suppliers that include fixed pricing components based on defined quantity commitments over a period of time. Finally, the improvement in cost of goods sold as a percentage of net sales reflects the impact of slightly lower promotional and complimentary discounts in the third quarter of fiscal 2005 as compared to the same period last year.
Cost of goods sold increased by 2.8%, or $0.6 million, in the nine month period ended October 3, 2005 as compared to the same period last year. As a percentage of restaurant net sales, cost of goods sold decreased to 24.0% in the nine month period ended October 3, 2005 from 25.2% in the comparable nine month period of fiscal 2004. The decrease in cost of goods sold as a percentage of net sales was due primarily to pricing increases implemented during and subsequent to the fourth quarter of fiscal 2004 and a refinement of our food and beverage purchasing processes. We reduced cost of goods sold, as a percentage of net sales, by becoming a primary source buyer and by reducing distribution charges. Moreover, to stabilize these savings and eliminate the risk of sudden movements in commodity food prices, we have entered into several purchasing arrangements with our suppliers that include fixed pricing components based on defined quantity commitments over a period of time. Finally, the improvement in cost of goods sold as a percentage of restaurant net sales also reflects the impact of lower promotional and complimentary discounts in the nine month period ended October 3, 2005 as compared to the comparable period last year.
Restaurant operating expenses. Restaurant operating expenses increased by $1.4 million, or 8.8%, to $17.6 million in the third quarter of fiscal 2005 from $16.2 million in the third quarter of fiscal 2004. As a percentage of restaurant net sales, restaurant operating expenses decreased to 57.3% in the third quarter of fiscal 2005, from 57.6% in the third quarter of fiscal 2004, due primarily to the result of improved labor scheduling and optimizing the deployment of employees during peak and non-peak hours and the leveraging of fixed occupancy costs on higher comparable store net sales partially offset by a higher charge in the third quarter of fiscal 2005 related to restaurant associate stock options that were repriced as of December 29, 2003 in accordance with APB 25, Accounting for Stock Issued to Employees.
Restaurant operating expenses increased by $1.2 million, or 2.4%, to $50.7 million in the nine month period ended October 3, 2005 from $49.5 million in the comparable period of fiscal 2004. As a percentage of restaurant net sales, restaurant operating expenses decreased to 57.3% in the nine month period ended October 3, 2005, from 60.2% in the comparable period of fiscal 2004, due primarily to the result of improved labor scheduling and optimizing the deployment of employees during peak and non-peak hours, the leveraging of fixed occupancy costs on higher comparable store net sales, partially offset by a higher charge in the first nine months of fiscal 2005 compared to the comparable nine month period of fiscal 2004 related to restaurant associate stock options that were repriced as of December 29, 2003 in accordance with APB 25, Accounting for Stock Issued to Employees.

General and administrative costs. General and administrative expenses decreased by 6.2%, or $0.4 million, to $5.5 million in the third quarter of fiscal 2005 as compared to $5.9 million for the same period last year due primarily to a charge of approximately $0.9 million in the third quarter of fiscal 2004 for costs associated with relocating our corporate office form New York to Deerfield, IL, partially offset by higher payroll and related benefits resulting from our continued development of the infrastructure required to support our expected growth of company-owned and franchised restaurants as well as the impact of the expense recorded in the third quarter of fiscal 2005 related to the pro rata portion of the estimated annual incentive to be paid based on achieving certain financial goals and slightly higher occupancy costs. As a percentage of total revenue, general and administrative costs were 17.8% in the third quarter of fiscal 2005 as compared to 20.8% in the third quarter of fiscal 2004.
General and administrative expenses increased by 10.3%, or $1.5 million, to $15.6 million in the nine month period ended October 3, 2005 as compared to $14.1 million for the comparable period last year due primarily to higher payroll and related benefits resulting from our continued development of the infrastructure required to support our expected growth of company-owned and franchised restaurants as well as the impact of the expense recorded in the first nine months of fiscal 2005 related to the pro rata portion of the estimated annual incentive to be paid based on achieving certain financial goals and higher occupancy costs. Included in the nine months ended September 27, 2004 is approximately $0.9 million for costs associated with relocating our corporate office from New York to Deerfield, IL. As a percentage of total revenue, general and administrative costs were 17.6% in the nine month period ended October 3, 2005 as compared to 17.2% in the comparable nine month period of fiscal 2004.
Stock compensation expense. During the third quarter of fiscal 2005, we recorded a charge of $0.3 million related to the amortization of previously issued restricted stock grants to certain key employees. In addition, we recorded a charge of $1.1 million, including $0.3 which is included in restaurant operating expenses, in accordance with APB 25 Accounting for Stock Issued to Employees, associated with the impact of variable accounting for stock options that were modified as to exercise price or exercise period. During the third quarter of fiscal 2004, we recorded income of $1.0 million, which includes $0.1 million included in restaurant operating expenses, in accordance with APB 25 Accounting for Stock Issued to Employees, associated with options repriced as of December 29, 2003, partially offset by a charge of $0.2 million related to restricted stock.
For the nine month period ended October 3, 2005, we recorded a charge of $1.5 million related to restricted stock grants to certain key employees as well as a charge of $1.2 million, including $0.3 million which is included in restaurant operating expenses, in accordance with APB 25 Accounting for Stock Issued to Employees, associated with the impact of variable accounting for stock options that were modified as to exercise price or exercise period. For the nine month period ended September 27, 2004, we recorded a charge of approximately $2.0 million, which includes $0.3 included in restaurant operating expenses, in accordance with APB 25 Accounting for Stock Issued to Employees, associated with options repriced as of December 29, 2003, as well as a charge of $0.8 million related to restricted stock.
Depreciation and amortization. Depreciation and amortization increased 10.1%, or $0.2 million, and 5.8%, or $0.3 million in the third quarter and first nine months of fiscal 2005, respectively, as compared to the same periods last year due to the opening of eleven new restaurants, including two in the Chicago market, one in the second quarter and one the in the third quarter of fiscal 2005, and nine restaurant locations opened under our strategic alliance with Federated Department Stores during the fourth quarter of fiscal 2004.
Restaurant pre-opening expenses. Restaurant pre-opening expenses were approximately $0.3 million in the third quarter of fiscal 2005. Approximately 57% of the charge is related to pre-opening occupancy costs for a Cosi Downtown restaurant opened in Chicago during the second quarter of fiscal 2005 and a Cosi restaurant opened in Evanston, IL during the third quarter of fiscal 2005 as well as additional restaurants expected to open in the fourth quarter of fiscal 2005 where we have taken possession of the property for purposes of construction, renovation and fixturing prior to opening. The remaining charges are for payroll, food product used in training, supplies and travel incurred prior to the opening of the store.

For the nine month period ended October 3, 2005, pre-opening expenses were approximately $0.4 million of which approximately 63.6% is related to pre-opening occupancy costs for a Cosi Downtown restaurant opened in Chicago during the second quarter of fiscal 2005 and a Cosi restaurant that opened in Evanston, IL during the third quarter of fiscal 2005 as well as additional restaurants expected to open in the fourth quarter of fiscal 2005 where we have taken possession of the property for purposes of construction, renovation and fixturing prior to opening. Pre-opening costs of approximately $185,000 for the first nine months of fiscal 2004 were related to costs associated with the remodel of our restaurant in Avon, CT in the first quarter of 2004.
Loss on impairment of property and equipment and restaurant disposals. During the nine month period ended October 3, 2005, we recorded a charge of less than $0.1 million related to the closure of one restaurant during the second quarter of fiscal 2005. During the nine month period ended September 27, 2004, we recorded a $0.4 million charge related to the closure of one restaurant and $0.1 million related to the write-down on the disposal of certain fixed assets.
Lease termination costs. During the third quarter and first nine months of fiscal 2005, we recognized approximately $68,000 in income due to the reversal of accruals deemed no longer required. During the first nine months of fiscal 2004, we recognized $0.4 million of income due primarily to the reversal of lease termination accruals deemed no longer required.
Reserve for notes receivable from stockholders. For the nine months ended October 3, 2005 we recorded a charge of $0.3 million for notes receivable from stockholders that matured and in lieu of cash payment, the stockholders surrendered the common stock that had been pledged as collateral for the notes. Accordingly, we recorded a charge based on the opening market price of the common stock on April 29, 2005, the day the shares were surrendered.
Interest income and expense. During the third quarter of fiscal 2005 interest income was approximately $342,000, compared to approximately $58,000 in the comparable period of fiscal 2004 as a result of interest income earned on higher levels of short-term investments in fiscal 2005. During the nine month periods ended October 3, 2005 and September 27, 2004, interest income was approximately $400,000 and approximately $85,000 , respectively, as a result of interest income earned on higher levels of short-term investments in fiscal 2005. Interest expense was less than $100,000 for both the third quarter and first nine month periods of fiscal 2005 and fiscal 2004.
Other income. During the nine month period ended October 3, 2005, we recorded other income of approximately $66,000 due in part to the sale of a liquor license in the first quarter. During the nine month period ended September 27, 2004, we recorded a $0.1 million charge primarily for a fee paid to investors pursuant to the Securities Purchase Agreement among Cosi and the purchasers named therein, dated as of April 27, 2004, because the related registration statement was not declared effective by the staff of the Securities and Exchange Commission by July 29, 2004.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $5.3 million on October 3, 2005, compared with $1.1 million on January 3, 2005. In addition, we had $34.9 million in short-term investment as of October 3, 2005 compared to $10.0 million as of January 3, 2005. Our working capital was $33.3 million on October 3, 2005, compared with working capital of $0.8 million as of January 3, 2005. Our principal requirements for cash are for funding working capital needs, financing construction of new restaurants, maintaining or remodeling existing restaurants and funding the incorporation of a franchising and area developer model into our business strategy.
Net cash used in operating activities for the nine month period ended October 3, 2005 was $2.4 million, compared to $6.3 million for the nine month period ended September 27, 2004. The decrease in cash used in operating activities was due primarily to a decrease in our net loss of $4.7 million partially offset by an increase in cash used for accrued expenses primarily to fund the amortization of our annual cost for insurance.
Total cash used in investing activities was $29.8 million for the nine month period ended October 3, 2005 compared to cash used in investing activities of $13.0 million for the nine month period ended September 27, 2004.

During the nine month period ended October 3, 2005, we purchased $24.9 million of short-term investments, net of redemptions. Total capital expenditures for the nine month period ended October 3, 2005 were $4.9 million, compared to expenditures of $2.7 million for the comparable period in fiscal 2004. Expenditures for the first nine months of fiscal 2005 were primarily associated with new restaurants opening in fiscal 2005, the planned remodeling of two existing restaurants and the expansion of the support center facility in Deerfield, IL.
The cash provided by financing activities of $36.5 million for the first nine months of fiscal 2005 was due primarily to net proceeds from our public offering of common stock as well as proceeds from the exercise of stock options.
During the second quarter of fiscal 2005, we completed a public offering of our common stock, issuing 5,837,563 shares at $6.30 per share, including the underwriters exercise of their over-allotment option to purchase an additional 761,421 shares of common stock. The total net proceeds of the offering were approximately $34.3 million, net of offering expenses of approximately $2.5 million including underwriter’s discount.
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
We currently expect to open up to an additional eight new company-owned restaurants in the fourth quarter of fiscal 2005. The cash required for these new restaurants would be funded by our investments, cash and cash equivalents and internally generated cash flows produced by our existing restaurants.
We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table set forth below present a summary of these obligations as of October 3, 2005.
Contractual Obligations:

		Payments Due by Period
		(in thousands)
		Due	Due	Due	Due
	Total	4th Quarter	Fiscal 2006	Fiscal 2008	After
Description	Obligations	Fiscal 2005	to Fiscal 2007	to Fiscal 2009	Fiscal 2009
Long-term debt	$137.6	$19.0	$35.8	$38.2	$44.6

Operating leases (1)(2)	80,020.8	3,244.1	26,007.8	22,917.8	27,851.1

Employee severance	168.7	113.5	55.2	—	—

Purchase obligations (3)	1,022.5	1,022.5	—	—	—

Total contractual cash obligations	$81,349.6	$4,399.1	$26,098.8	$22,956.0	$27,895.7

(1)	Amounts shown are net of $1.5 million of sublease rental income due under non-cancelable subleases.

(2)	Includes approximately $1.1 million of obligations on leases for restaurants that have been closed as of October 3, 2005.

(3)	Primarily contractual obligations related to new restaurant construction.
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
In addition, we have a contract with Maines Paper and Food Service (“Maines”) as the broadline distributor that expires in January 2006. Maines supplies in excess of 74% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers.
FORWARD-LOOKING STATEMENTS
Matters discussed in this report, which relate to events or developments which are expected to occur in the future, including any discussion, expressed or implied, of anticipated growth, operating results or earnings constitute forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include, but are not limited to:
•	the cost of our principal food products and supply and delivery shortages and interruptions;

•	labor shortages or increased labor costs;

•	changes in consumer preferences and demographic trends;

•	expansion into new markets;

•	our ability to locate suitable restaurant sites in new and existing markets and negotiate acceptable lease terms;

•	competition in our markets, both in our business and in locating suitable restaurant sites;

•	our operation and execution in new and existing markets;

•	our ability to recruit, train and retain qualified corporate and restaurant personnel and management;

•	cost effective and timely planning, design and build-out of restaurants;

•	our ability to attract and retain qualified franchisees;

•	the availability and cost of additional financing, both to fund our existing operations and to grow and open new restaurants;

•	the rate of our internal growth and our ability to generate increased revenue from our existing restaurants;

•	our ability to generate positive cash flow from existing and new restaurants;

•	the reliability of our customer and market studies;

•	fluctuations in our quarterly results due to seasonality;

•	increased government regulation and our ability to secure required governmental approvals and permits;

•	our ability to create customer awareness of our restaurants in new markets;

•	market saturation due to new restaurant openings;

•	inadequate protection of our intellectual property;

•	adverse weather conditions which impact customer traffic at our restaurants; and

•	adverse economic conditions.
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

Part II. OTHER INFORMATION
Item 1: LEGAL PROCEEDINGS
From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations, employment related claims and claims from guests alleging illness, injury or other food quality, health or operational concerns, and enforcement of intellectual property rights. To date, none of such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 6: EXHIBITS
(a)	Exhibits:

Exhibit Number	Description
Exhibit 10.1	General Separation and Release Agreement between Cosi, Inc. and Cynthia Jamison, dated August 17, 2005 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2005, file # 000-50052).

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: November 10, 2005	By: /s/ KEVIN ARMSTRONG

Kevin Armstrong
Chief Executive Officer

Date: November 10, 2005	By: /s/ WILLIAM KOZIEL

William Koziel
Chief Financial Officer (chief accounting officer)
Treasurer and Secretary

EXHIBIT INDEX

Exhibit 10.1	General Separation and Release Agreement between Cosi, Inc. and Cynthia Jamison, dated August 17, 2005 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2005, file # 000-50052).

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.