Form 10-K
period 2006-01-02
COSI INC
filed 2006-03-16
CIK 1171014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-50052
Cosi, Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1393745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1751 Lake Cook Road, Suite 600, Deerfield, Illinois 60015
Telephone Number (847) 597-8800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock ($.01 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☑          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $190,337,414 as of July 4, 2005 based upon the closing price of the registrant’s common stock on the Nasdaq National Market reported for July 3, 2005. Shares of voting stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

38,826,891 shares of the registrant’s common stock were outstanding on March 2, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information from the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders expected to be held on May 15, 2006. The definitive proxy statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days from the end of the Registrant’s fiscal year ended January 2, 2006.

PART I

Item 1.	BUSINESS

General

Cosi, Inc., a Delaware corporation incorporated in October 1999, owns, operates and franchises premium convenience restaurants which sell high-quality sandwiches, freshly tossed salads, Cosi bagels, pizzas, S’mores and other desserts, and a variety of coffees along with other soft drink beverages, teas and alcoholic beverages. Our restaurants are located in a wide range of markets and trade areas, including business districts and residential communities in both urban and suburban locations. We believe that we have created significant brand equity in our markets and that we have demonstrated the appeal of our concept to a wide variety of customers.

As of January 2, 2006, there were 101 restaurants in 17 states and the District of Columbia, including five franchise locations and nine restaurants and a coffee kiosk operated within Macy’s stores under our foodservice partnership with Federated Department Stores, Inc. (“Macy’s”), two of which remain closed due to the effect of Hurricane Wilma. Subsequent to the 2005 fiscal year, we closed four Macy’s locations in January 2006 after concluding our pilot program. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 hereof.

Our internet website is www.getcosi.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (“SEC”). In addition, our internet website includes, among other things, our corporate governance principles, charters of various committees of the Board of Directors, and our code of business conduct and ethics applicable to all employees, officers and directors. Copies of these documents may be obtained free of charge from our internet website. Any stockholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Cosi, Inc., c/o Investor Relations, 1751 Lake Cook Road, Suite 600, Deerfield, Illinois 60015.

Business Strategy

Our goal is to become the leading national premium convenience restaurant by:

Offering an innovative menu appealing to our target customer.  Our restaurants offer innovative savory, made-to-order products featuring our authentic hearth baked crackly crust signature Cosi Bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers.

Providing customers with an exceptional service and dining experience.  Our restaurants are designed to provide a high level of service and a memorable dining experience. We believe that we provide an “affordable luxury” that our customers can enjoy everyday.

Expanding marketing initiatives to build brand awareness.  We focus our marketing efforts on building brand awareness. We do this through the development of a marketing calendar that focuses on five time periods (Winter, Spring, Summer, Fall and Holiday), improved merchandising to better influence the purchasing behavior of our customers and reduce ordering complexity, developing marketing at the local store level and at grand openings, and utilizing targeted direct mail marketing campaigns.

Increasing comparable restaurant sales and average unit volumes.  We seek to increase comparable restaurant sales and average unit volumes by introducing new menu items, increasing sales across all dayparts and running seasonal product promotions. Comparable restaurant sales for our company-owned restaurants during each of the last three fiscal years of 2005, 2004, and 2003 increased 6.9%, 5.9%, and 4.7% respectively. Cosi has achieved comparable restaurant sales growth for 17 consecutive quarters.

Operating our restaurants efficiently.  We have developed operating disciplines that are designed to optimize the cost structure of our restaurants and to be applied consistently across our restaurants, and we continually seek to refine and improve upon those disciplines.

Growth Strategy

We plan to grow in both existing and new markets through the following:

Continue to develop company-owned restaurants:  By developing new restaurants in existing markets, we believe we will be able to gain cost efficiencies in regional supervision, marketing, distribution, purchasing and hiring. We also plan to open company-owned restaurants in new markets utilizing this clustering strategy. We opened eight company-owned restaurants in fiscal 2005. Subsequent to the end of fiscal 2005, we have opened two company-owned restaurants and we expect to open 18 additional company-owned restaurants during fiscal 2006, including one originally scheduled to open in December 2005.

Build a system of franchised restaurants.  We launched our franchising program in fiscal 2004 and intend to grow our franchise system through the development of new restaurants by new franchisees. We require that our franchisees have experience in multi-unit restaurant operations and development. We believe that our concept, growth potential and strong unit level economics will enable us to attract experienced and well-capitalized area developers. We are currently eligible to offer franchises in 47 states and the District of Columbia. We have secured franchise commitments from thirteen area developers for 150 locations, including five locations existing as of the end of fiscal 2005.

Pursue foodservice strategic alliances.  Based on our experience with Macy’s and Cosi Pronto (our grab and go concept), we plan to continue to explore similar strategic alliances in shopping and lodging establishments, airports and other public venues that meet our operating and financial criteria.

Cosi Product Offerings

We offer proprietary food and beverage products for three major dayparts — breakfast, lunch, and dinner. Our food menu includes Cosi bagels, sandwiches, salads, soups, appetizers, Warm n’ Cosi Meltstm, pizzas, S’mores and other desserts. We feature our authentic hearth baked crackly crust signature Cosi Bread. Our beverage menu features a full line of coffee beverages, teas, Arctic smoothies, mochas and lattes, and we offer a limited selection of alcoholic beverages in some locations.

We periodically introduce new menu segments and products in order to keep our product offerings relevant to consumers in each daypart. New recipes are developed by our food and beverage team. These recipes are thoroughly evaluated, both internally and through consumer input.

People

On January 2, 2006, we had 96 company-owned restaurants and approximately 2,727 employees, of whom approximately 72 served in administrative or executive capacities, 271 served as restaurant management employees and 2,384 were hourly restaurant employees. None of our employees are covered by a collective bargaining agreement and we have never experienced an organized work stoppage or strike. We believe that our compensation packages are competitive and our relations with our employees are good.

Restaurant Operations

Management Structure.  The restaurant operations team is built around regional centers, led by a Regional Vice President, who reports to the Executive Vice President of Operations and People, who then reports to the Chief Executive Officer. Each Regional Vice President is responsible for all operations, training, recruiting and human resources within his or her region. The Regional Vice Presidents are also responsible for the financial plan for their region and for the people development plan to support the growth in their region.

Sales Forecasting.  Each of the Regional Vice Presidents and their District Managers has real time access to sales forecast and actual sales information in their restaurants through our web based reporting system. This allows restaurant management teams to plan their staffing requirements on a weekly, daily and even hourly basis to effectively serve our customers.

Product Quality.  Our food and beverage quality is managed at four critical stages: sourcing, distribution, line readiness and product preparation. Products are delivered several times each week so that all restaurants maintain fresh, quality products. Because our restaurants serve a different variety of products during different dayparts, a specific line readiness checklist is completed to ensure that the products have been rotated, prepared and staged correctly. Finally, our partner-training program includes certification in both product knowledge and product preparation standards.

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

For manager and support controllables, excluding paper and packaging, we use a fixed dollar budget standard that budgets by line item, resulting in more effective expenditure planning, tracking, and accountability, and providing for weekly performance measurements by our operating team. Paper and packaging costs are budgeted as a percentage of restaurant net sales.

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

The systems are structured for the integration of data from the point-of-sale and back office modules in the restaurants to our financial and inventory management systems. Key information relating to restaurant operations is uploaded onto a secure web site five times a day for review and pre-selected reports are distributed to our operations team electronically.

We have a disaster recovery plan in place for all critical hardware, software, data and related processes. The plan encompasses scheduled back ups, off-site storage, security, data integrity and redundant facilities.

Purchasing

We have relationships with some of the country’s leading food and paper providers to provide our restaurants with high quality proprietary food items at competitive prices. We source and negotiate prices directly with these suppliers and distribute these products to our restaurants primarily through a national network of independent distributors. We do not utilize a commissary system. Our inventory control system allows each restaurant to place orders electronically with our master distributor and then transmit the invoice electronically to our accounts payable system. Our scalable system eliminates duplicate work and we believe it gives our management tight control of costs while ensuring quality and consistency across all restaurants.

We purchase all contracted coffee products through a single supplier, Coffee Bean International, Inc. (“Coffee Bean International”), under an agreement that expires in June 2010. In the event of a business interruption, Coffee Bean International is required to utilize the services of a third party roaster to fulfill its obligations. If the services of a third party roaster are used, Coffee Bean International will guarantee that the product fulfillment standards stated in our contract will remain in effect throughout such business interruption period. Either party may terminate the agreement by written notice in accordance and subject to the terms of the agreement.

We have a long term beverage marketing agreement with the Coca-Cola Company. We received approximately $600,000 in allowances under this agreement, which are being recognized as income ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received as of January 2, 2006.

Currently, we do not have any long-term contracts with suppliers other than the agreements noted above. However, we do have an agreement with Distribution Market Advantage, Inc. (“DMA”) that provides us access to a national network of independent distributors. Under this agreement, which expires in November 2010, the independent distributors will supply us with approximately 74% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers.

Our primary suppliers and independent distributors have parallel facilities and systems to minimize the risk of any disruption of our supply chain.

Competition

The restaurant industry is intensely competitive and we compete with many well-established food service companies, including other sandwich retailers, specialty coffee retailers, bagel shops, fast food restaurants, delicatessens, cafes, bars, take-out food service companies, supermarkets and convenience stores. The principal factors on which we compete are taste, quality and price of product offered, customer service, atmosphere, location and overall guest experience. Our competitors change with each daypart, ranging from coffee bars and bakery cafes in the morning daypart, to fast food restaurants and cafes during the lunch daypart, to casual dining chains during the dinner daypart. Many of our competitors or potential competitors have substantially greater financial and other resources than we do which may allow them to react more quickly to changes in pricing, marketing and the quick service restaurant industry. We also compete with other employers in our markets for hourly workers and may be subject to higher labor costs. We believe that our concept, attractive price-value relationship and quality of products and service allow us to compete favorably with our competitors.

Intellectual Property

We have the following U.S. Trademark registrations: “COSI,” our hearth logo, “Totally Toasted Almond Mocha,” “Mocha Kiss,” “Squagels,” “Xando,” our sun and moon logo, “Wake Up Call to Last Call,” “Symphony Blend,” “King of Hearts Blend,” “Xandwich,” “Generation XO,” “Cosi Corners,” “Warm ’n Cosi Melts,” “Cosi Downtown,” and “Simply Good Taste.” We have U.S. Trademark applications pending for “COSI Pronto,” and “Tiraspresso.” “Arctic” is an unregistered trademark.

We have registered the trademark “COSI” in seven foreign jurisdictions with respect to goods and services. We also have applications pending for registration for the trademark “COSI” in four other foreign jurisdictions.

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

Our restaurants that sell alcoholic beverages are required to obtain a license from a state authority and, in certain locations, county and/or municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect that restaurant and may impact our ability to obtain such a license elsewhere.

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

Item 1A.  RISK FACTORS

Risks Related to Our Growth Strategy

We may not be able to achieve our planned expansion. If we are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

To successfully expand our business, we must open new restaurants on schedule and in a profitable manner. In the past, we have experienced delays in restaurant openings and we and our franchisees may experience similar delays in the future. Delays or failures in opening new restaurants could hurt our ability to meet our growth objectives, which may affect the expectations of securities analysts and others and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, any restaurants that we or our franchisees open may not obtain operating results similar to those of our existing restaurants. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include, but are not limited to:

•	locating suitable restaurant sites in new and existing markets;

•	negotiating acceptable lease terms;

•	generating positive cash flow from existing and new restaurants;

•	successful operation and execution in new and existing markets;

•	recruiting, training and retaining qualified corporate and restaurant personnel and management;

•	attracting and retaining qualified franchisees;

•	cost effective and timely planning, design and build-out of restaurants;

•	the reliability of our customer and market studies;

•	consumer trends;

•	obtaining and maintaining required local, state and federal governmental approvals and permits related to the construction of the sites and the sale of food and alcoholic beverages;

•	creating customer awareness of our restaurants in new markets;

•	competition in our markets, both in our business and in locating suitable restaurant sites;

•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	weather conditions; and

•	general economic conditions.

We must identify and obtain a sufficient number of suitable new restaurant sites for us to sustain our revenue growth rate.

We require that all proposed restaurant sites, whether company-owned or franchised, meet site-selection criteria established by us. We and our franchisees may not be able to find sufficient new restaurant sites to support our planned expansion in future periods. We face significant competition from other restaurant companies and retailers for sites that meet our criteria and the supply of sites may be limited in some markets. As a result of these factors, our costs to obtain and lease sites may increase, or we may not be able to obtain certain sites due to unacceptable costs. Our inability to obtain suitable restaurant sites at reasonable costs may reduce our growth rate, which may affect the expectations of securities analysts and others and thus our stock price.

Our expansion in existing markets can cause sales in some of our existing restaurants to decline, which could result in restaurant closures.

As part of our expansion strategy, we and our franchisees intend to open new restaurants in our existing markets. Since we typically draw customers from a relatively small radius around each of our restaurants, the sales performance and customer counts for restaurants near the area in which a new restaurant opens may decline due to cannibalization, which could result in restaurant closures. In addition, new restaurants added in existing markets may not achieve the same operating performance as our existing restaurants.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area. The restaurants we open in new geographic regions may not achieve market acceptance.

Some of our future franchised restaurants and company-owned restaurants will be located in areas where we have little or no meaningful experience. Those markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing markets that may cause our new restaurants to be less successful than restaurants in our existing markets. An additional risk in expansion into new markets is the lack of market awareness of the Cosi brand. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average annual company-owned restaurant sales, if at all, thereby affecting the profitability of these restaurants.

We may not be able to successfully incorporate a franchising and area developer model into our strategy.

We are incorporating a franchising and area developer model into our business strategy in certain selected markets. We have not used a franchising or area developer model prior to fiscal 2004 and may not be as successful as predicted in attracting franchisees and developers to the Cosi concept or identifying franchisees and developers that have the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in a manner consistent with our standards. Incorporating a franchising and area developer model into our strategy also requires us to devote significant management and financial resources to support the franchise of our restaurants. Our future performance will depend on our franchisees’ ability to execute our concept and capitalize upon our brand recognition and marketing. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open restaurants on schedule, or who will conduct operations in a manner consistent with our concept and standards. Our franchisees may not be able to operate restaurants in a profitable manner. If we are not successful in incorporating a franchising or area developer model into our strategy, we may experience delays in our growth or may not be able to expand and grow our business.

If our franchisees cannot develop or finance new restaurants, build them on suitable sites or open them on schedule, our growth and success may be impeded.

Our growth depends in part upon our ability to establish a successful and effective franchise program and to attract qualified franchisees. If our franchisees are unable to locate suitable sites for new restaurants, negotiate acceptable lease or purchase terms, obtain the necessary financial or management resources, meet construction schedules or obtain the necessary permits and government approvals, our growth plans may be negatively affected. We cannot assure you that any of the restaurants our franchisees open will be profitable.

Additional foodservice strategic alliances may not be successful and may materially adversely affect our business and results of operations.

We may decide to enter into additional alliances with third parties to develop foodservice strategic alliances in select markets or through select channels. Identifying strategic partners, negotiating agreements and building such alliances may divert management’s attention away from our existing businesses and growth plans. If we are not successful in forming additional foodservice strategic alliances, we may experience delays in our growth and may not be able to expand and grow our business. If we do form additional strategic alliances, we cannot assure you that the restaurants opened pursuant to these strategic alliances will be profitable.

Any inability to manage our growth effectively could materially adversely affect our operating results.

Failure to manage our growth effectively could harm our business. We have grown significantly since our inception and intend to grow substantially in the future both through a franchising strategy and opening new company-owned restaurants. Our existing restaurant management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls. We must attract and retain talented operating personnel to maintain the quality and service levels at our existing and future restaurants. We may not be able to effectively manage these or other aspects of our expansion. We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely impacted.

If we are unable to successfully integrate future acquisitions, our business could be negatively impacted. Any acquisitions may also be costly.

We may consider future strategic acquisitions. Acquisitions involve numerous risks, including difficulties assimilating new operations and products. In addition, acquisitions may require significant management time and capital resources. We cannot assure you that we will have access to the capital required to finance potential acquisitions on satisfactory terms, that any acquisition would result in long-term benefits to us, or that management would be able to manage effectively the resulting business. Future acquisitions are likely to result in the incurrence of additional indebtedness, which could contain restrictive covenants, or the issuance of additional equity securities, which could dilute our existing stockholders. We may also pay too much for a concept that we acquire relative to the actual economic return obtained. If our integration efforts are unsuccessful, our business and results of operations could suffer.

Risks Related to Our Business

If we are unable to execute our business strategy, we could be materially adversely affected.

Our ability to successfully execute our business strategy will depend on a number of factors, some of which are beyond our control, including, but not limited to:

•	our ability to generate positive cash flow from operations;

•	identification and availability of suitable restaurant sites;

•	competition for restaurant sites and customers;

•	negotiation of favorable leases;

•	management of construction and development costs of new and renovated restaurants;

•	securing required governmental approvals and permits;

•	recruitment and retention of qualified operating personnel;

•	successful operation and execution in new and existing markets;

•	recruiting, training and retaining qualified corporate and restaurant personnel and management;

•	identification of under-performing restaurants and our ability to improve or efficiently close under-performing restaurants, including securing favorable lease termination terms;

•	the rate of our internal growth, and our ability to generate increased revenue from existing restaurants;

•	our ability to incorporate a franchising and area developer model into our strategy;

•	competition in new and existing markets;

•	the reliability of our customer and market studies;

•	consumer trends;

•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	weather conditions; and

•	general regional and national economic conditions.

Each of these factors could delay or prevent us from successfully executing our business strategy, which could adversely affect our growth, revenues and our results of operations.

We have a limited operating history and we may be unable to achieve profitability.

There are currently 94 company-owned restaurants, five of which were opened during the last quarter of fiscal 2004, one of which opened in each of the second and third quarters of 2005, six of which opened in the fourth quarter of 2005 and two of which opened in the first quarter of 2006. Accordingly, limited historical information is available with which to evaluate our business and prospects. As a result, forecasts of our future revenues, expenses and operating results may not be as accurate as they would be if we had a longer history of operations and of combined operations. In fiscal 2005, we incurred net losses of $13.1 million, and, since we were formed, we have incurred net losses of approximately $207.4 million through the end of fiscal 2005 primarily due to funding operating losses, impairment charges, the cost of our merger in 1999, new restaurant opening expenses and lease termination costs. We intend to continue to expend significant financial and management resources on the development of additional restaurants, both company-owned and franchised. We cannot predict whether we will be able to achieve or sustain revenue growth, profitability or positive cash flow in the future. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the financial statements included in this Annual Report on Form 10-K for information on the history of our losses.

If internally generated cash flow from our restaurants does not meet our expectations, our business, results of operations and financial condition could be materially adversely affected.

Our cash resources, and therefore our liquidity, are highly dependent upon the level of internally generated cash from operations and upon future financing transactions. Although we believe that we have sufficient liquidity to fund our working capital requirements for the next twelve months, if cash flows from our existing restaurants or cash flows from new restaurants that we open do not meet our expectations or are otherwise insufficient to satisfy our cash needs or expansion plans, we may have to seek additional financing from external sources to continue funding our operations or reduce or cease our plans to open or franchise new restaurants. We cannot predict whether such financing will be available on terms acceptable to us, or at all.

We may need additional capital in the future and it may not be available on acceptable terms.

Our business may require significant additional capital in the future to, among other things, fund our operations, increase the number of company-owned or franchised restaurants, expand the range of services we offer and finance future acquisitions and investments. There is no assurance that financing will be available on terms acceptable to us, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital, our business, results of operations and financial condition could be materially adversely affected.

Our franchisees could take actions that could harm our business.

Franchisees are independent contractors and are not our employees. Although we have developed criteria to evaluate and screen prospective franchisees, we are limited in the amount of control we can exercise over our licensed franchisees, and the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Franchisees may not have the business acumen or financial resources necessary to successfully operate restaurants in a manner consistent with our standards and requirements and may not hire and train qualified managers and other restaurant personnel. Poor restaurant operations may affect each restaurant’s sales. Our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could significantly decline if our franchisees do not operate successfully.

We could face liability from our franchisees.

A franchisee or government agency may bring legal action against us based on the franchisee/franchisor relationships. Various state and federal laws govern our relationship with our franchisees and potential sales of our franchised restaurants. If we fail to comply with these laws, we could be liable for damages to franchisees and fines or other penalties. Expensive litigation with our franchisees or government agencies may adversely affect both our profits and our important relations with our franchisees.

Our financial results are affected by the financial results of our franchisees.

We receive royalties from our franchisees. Our financial results are therefore somewhat contingent upon the operational and financial success of our franchisees, including implementation of our strategic plans, as well as their ability to secure adequate financing. If sales trends or economic conditions worsen for our franchisees, their financial health may worsen and our collection rates may decline. Additionally, refusal on the part of franchisees to renew their franchise agreements may result in decreased royalties. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future.

Our restaurants are currently concentrated in the Northeastern and Mid-Atlantic regions of the United States, particularly in the New York City area. Accordingly, we are highly vulnerable to negative occurrences in these regions.

We currently operate 59 company-owned restaurants in Northeastern and Mid-Atlantic states, of which 16 are located in the New York City area, the majority of which are located in New York central business districts. As a result, we are particularly susceptible to adverse trends and economic conditions in these areas. In addition, given our geographic concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business and operations, as could other regional occurrences impacting the local economies in these markets.

You should not rely on past increases in our average unit volumes as an indication of our future results of operations because they may fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our average unit sales, including, among other factors:

•	our ability to execute our business and growth strategy effectively;

•	introduction of new menu items;

•	sales performance by our new and existing restaurants;

•	competition;

•	general regional and national economic conditions;

•	weather conditions; and

•	consumer trends.

It is not reasonable to expect our average unit volumes to increase at rates achieved over the past several years. Changes in our average unit volumes could cause the price of our common stock to fluctuate substantially.

Seasonality, inclement weather and other variable factors may adversely affect our sales and results of operations and could cause our quarterly results to fluctuate and fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

Our business is subject to significant seasonal fluctuations and weather influences on consumer spending and dining out patterns. Inclement weather may result in reduced frequency of dining at our restaurants. Customer counts (and consequently revenues) are generally highest in spring and summer months and lowest during the winter months because of the high proportion of our restaurants located in the Northeast where inclement weather affects customer visits. As a result, our quarterly and yearly results have varied in the past, and we believe that our quarterly operating results will vary in the future. Other factors such as unanticipated increases in labor, commodity, energy, insurance or other operating costs may also cause our quarterly results to fluctuate. For this reason, you should not rely upon our quarterly operating results as indications of future performance.

Our operations depend on governmental licenses and we may face liability under “dram shop” statutes.

We are subject to extensive federal, state and local government regulations, including regulations relating to alcoholic beverage control, the preparation and sale of food, public health and safety, sanitation, building, zoning and fire codes. Our business depends on obtaining and maintaining required food service and/or liquor licenses for each of our restaurants. If we fail to obtain or maintain all necessary licenses, we may be forced to delay or cancel new restaurant openings and close or reduce operations at existing locations. In addition, our sale of alcoholic beverages subjects us to “dram shop” statutes in some states. These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. Although we take significant precautions to ensure that all employees are trained in the responsible service of alcohol and maintain insurance policies in accordance with all state regulations regarding the sale of alcoholic beverages, the misuse of alcoholic beverages by customers may create considerable risks for us. If we are the subject of a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected. See “Business — Government Regulation” in this Annual Report on Form 10-K for a discussion of the regulations with which we must comply.

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

We hold significant amounts of illiquid assets and may have to dispose of them on unfavorable terms.

A certain portion of our assets, such as leasehold improvements and equipment, are illiquid. These assets cannot be converted into cash quickly and easily. We may be compelled to dispose of these illiquid assets on unfavorable terms, which could have an adverse effect on our business.

We may face litigation that could have a material adverse effect on our business, financial condition and results of operations.

From time to time, we are a defendant in litigation arising in the ordinary course of our business. Our customers may file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered at or after a visit to a Cosi restaurant, or alleging that there was a problem with food quality or operations at a Cosi restaurant. We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. We could also become subject to class action lawsuits related to these matters in the future. To date, none of such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows.

Regardless of whether any future claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert our management’s attention away from our operations and hurt our performance. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our services or those of our franchisees, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. Moreover, complaints, litigation or adverse publicity experienced by one or more of our franchisees could also hurt our business as a whole.

We have a new management team that does not have proven success with the Company.

Some members of our management team have been in place for only a relatively short period of time. They do not have previous experience with us, and we cannot assure you that they will fully integrate themselves into our business or that they will effectively manage our business affairs. Our failure to assimilate the new members of management, the failure of the new members of management to perform effectively, or the loss of any of the new members of management could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect our customers’ credit card data, we could be exposed to data loss, litigation and liability, and our reputation could be significantly harmed.

In connection with credit card sales, we transmit confidential credit card information securely over public networks and store it in our data warehouse. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.

Risks Relating to the Food Service Industry

Our business is affected by changes in consumer preferences.

Our success depends, in part, upon the popularity of our food products, our ability to develop new menu items that appeal to consumers and what we believe is an emerging trend in consumer preferences toward premium convenience restaurants. We depend on consumers who prefer made-to-order food in a sophisticated environment and are willing to pay a premium price for our products. We also depend on trends toward consumers eating away from home more often. Shifts in consumer preferences away from our restaurants or cuisine, our inability to develop new menu items that appeal to consumers or changes in our menu that eliminate items popular with some consumers could harm our business and future profitability.

General economic conditions and the effects of the war on terrorism may cause a decline in discretionary consumer spending, which would negatively affect our business.

Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic and political conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty like that which followed the September 11, 2001 terrorist attacks on the United States. In addition, economic uncertainty due to military action overseas, such as in Iraq and post-war military, diplomatic or financial responses, may lead to further declines in sales. Any decline in consumer spending or economic conditions could reduce customer traffic or impose practical limits on pricing, either of which could have a material adverse effect on our sales, results of operations, business and financial condition.

Our success depends on our ability to compete with many food service businesses.

The restaurant industry is intensely competitive and we compete with many well-established food service companies on the basis of taste, quality and price of product offered, customer service, atmosphere, location and overall guest experience. We compete with other sandwich retailers, specialty coffee retailers, bagel shops, fast-food restaurants, delicatessens, cafes, bars, take-out food service companies, supermarkets and convenience stores. Our competitors change with each daypart (breakfast, lunch and dinner), ranging from coffee bars and bakery cafes to casual dining chains. Aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our sales and profit margins.

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

The price of coffee, one of our main products, can be highly volatile. Although most coffee trades on the commodity markets, coffee of the quality we seek tends to trade on a negotiated basis at a substantial premium above commodity coffee pricing, depending on supply and demand at the time of the purchase. Supplies and prices of green coffee can be affected by a variety of factors, such as weather, politics and economics in the producing countries. An increase in pricing of specialty coffees could have a significant adverse effect on our profitability. To mitigate the risks of increasing coffee prices and to allow greater predictability in coffee pricing, we typically enter into short-term purchasing arrangements for a portion of our green coffee requirements. We cannot assure you that these activities will be successful or that they will not result in our paying substantially more for our coffee supply than we would have been required to pay absent such activities. We purchase coffee through a single supplier under an agreement that expires in June 2010.

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

Food service businesses can be adversely affected by litigation and complaints from customers or government authorities resulting from food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from buying our products. We could also incur significant liabilities if a lawsuit or claim results in a decision against us or if we incur litigation costs, regardless of the result.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2005 fiscal year and that remain unresolved.

Item 2.	PROPERTIES

Our principal executive offices are located at 1751 Lake Cook Road, Suite 600, Deerfield, Illinois 60015. The lease for our executive offices is for three years expiring in September 2007. We believe the offices are adequate to accommodate our current needs and anticipated growth.

All of our restaurants are located on leased properties. Each lease typically has a 10-year base rent period, with various renewal options. Each lease requires a base rent, and some locations provide for contingent rental payments. At most locations, we reimburse the landlord for a proportionate share of either the landlord’s taxes or yearly increases in the landlord’s taxes.

The restaurants opened under our foodservice partnership with Federated Department Stores, Inc. operate under restaurant license agreements. These agreements were for an initial one-year term and have since been renewed for a five-year term. The agreements also provide for contingent rental payments.

The following table lists existing company-owned restaurants, by region, as of January 2, 2006:

Street Address	City	Date Opened	Format

NORTHEAST
338 Elm Street	New Haven, CT	March 1996	Cosi
38 East 45th Street	New York, NY	February 1997	Cosi Downtown
2160 Broadway	New York, NY	May 1997	Cosi
11 West 42nd Street	New York, NY	June 1997	Cosi Downtown
60 East 56th Street	New York, NY	September 1997	Cosi Downtown
3 World Financial Center	New York, NY	January 1998	Cosi Downtown
504 Avenue of the Americas	New York, NY	March 1998	Cosi

Street Address	City	Date Opened	Format

55 Broad Street	New York, NY	March 1998	Cosi Downtown
54 Pine Street	New York, NY	May 1998	Cosi Downtown
1633 Broadway	New York, NY	July 1998	Cosi Downtown
61 West 48th Street	New York, NY	August 1998	Cosi Downtown
257 Park Avenue South	New York, NY	February 1999	Cosi
685 Third Avenue	New York, NY	June 1999	Cosi Downtown
970 Farmington Avenue	W. Hartford, CT	August 1999	Cosi
461 Park Avenue South	New York, NY	January 2000	Cosi
50 Purchase Street	Rye, NY	March 2000	Cosi
841 Broadway	New York, NY	September 2000	Cosi
15 S. Moger Avenue	Mt. Kisco, NY	December 2000	Cosi
545 Washington Boulevard	Jersey City, NJ	May 2001	Cosi Downtown
77 Quaker Ridge Road	New Rochelle, NY	November 2001	Cosi
1298 Boston Post Road	Larchmont, NY	December 2001	Cosi
471 Mount Pleasant Road	Livingston, NJ	September 2002	Cosi
29 Washington Street	Morristown, NJ	December 2002	Cosi
498 7th Avenue	New York, NY	December 2002	Cosi
385 West Main Street	Avon, CT	December 2002	Cosi
51 East Pallisade	Englewood, NJ	February 2003	Cosi
700 6th Avenue	New York, NY	February 2003	Cosi
980 Boston Post Road	Darien, CT	October 2005	Cosi

MID-ATLANTIC
234 South 15th Street	Philadelphia, PA	September 1996	Cosi
325 Chestnut Street	Philadelphia, PA	April 1997	Cosi
1350 Connecticut Avenue	Washington, DC	September 1997	Cosi
1128 Walnut Street	Philadelphia, PA	December 1997	Cosi
140 South 36th Street	Philadelphia, PA	August 1998	Cosi
1647 20th Street NW	Washington, DC	August 1998	Cosi
761 Lancaster Avenue	Bryn Mawr, PA	September 1998	Cosi
3003 N. Charles Street	Baltimore, MD	December 1998	Cosi (a)
301 Pennsylvania Avenue SE	Washington, DC	March 1999	Cosi
2050 Wilson Boulevard	Arlington, VA	April 1999	Cosi
215 Lombard Street	Philadelphia, PA	May 1999	Cosi
1700 Pennsylvania Avenue	Washington, DC	August 1999	Cosi Downtown
1700 Market Street	Philadelphia, PA	September 1999	Cosi Downtown
700 King Street	Alexandria, VA	May 2000	Cosi
700 11th Street	Washington, DC	May 2000	Cosi
4250 Fairfax Drive	Arlington, VA	June 2000	Cosi
1919 M Street	Washington, DC	September 2000	Cosi
1001 Pennsylvania Avenue NW	Washington, DC	October 2000	Cosi Downtown
201 South 18th Street	Philadelphia, PA	October 2000	Cosi
7251 Woodmont Avenue	Bethesda, MD	December 2000	Cosi
11909 Democracy Drive	Reston, VA	May 2001	Cosi
1501 K Street NW	Washington, DC	December 2001	Cosi Downtown

Street Address	City	Date Opened	Format

1875 K Street	Washington, DC	July 2002	Cosi Downtown
601 Pennsylvania Ave. NW	Washington, DC	September 2002	Cosi
1275 K Street	Washington, DC	September 2002	Cosi
295 Main Street	Exton, PA	November 2002	Cosi
5252 Wisconsin Ave, NW	Washington, DC	December 2002	Cosi
177 Kentlands Blvd	Gaithersburg, MD	January 2003	Cosi
1333 H Street, NW	Washington DC	January 2003	Cosi Downtown
1801 N. Lynn Street	Arlington, VA	November 2005	Cosi
4025 Welsh Road	Willow Grove, PA	December 2005	Cosi

MIDWEST
116 S. Michigan Avenue	Chicago, IL	September 2000	Cosi
55 E. Grand Street	Chicago, IL	October 2000	Cosi
230 W. Washington Street	Chicago, IL	November 2000	Cosi Downtown
203 North LaSalle Street	Chicago, IL	May 2001	Cosi Downtown
301 South State Street	Ann Arbor, MI	May 2001	Cosi
1101 Lake Street	Oak Park, IL	June 2001	Cosi
101 North Old Woodward Avenue	Birmingham, MI	August 2001	Cosi
4074 The Strand West	Columbus, OH	October 2001	Cosi
25 E. Hinsdale	Hinsdale, IL	December 2001	Cosi
8775 N. Port Washington Road	Fox Point, WI	December 2001	Cosi
230 West Monroe Street	Chicago, IL	May 2002	Cosi Downtown
301 East Grand River Avenue	East Lansing, MI	May 2002	Cosi
84 W. Adams Road	Rochester Hills, MI	September 2002	Cosi
6390 Sawmill Road	Columbus, OH	September 2002	Cosi
2212 East Main Street	Bexley, OH	September 2002	Cosi
28674 Telegraph Road	Southfield, MI	November 2002	Cosi
1478 Bethel Road	Columbus, OH	November 2002	Cosi
233 North Michigan Avenue	Chicago, IL	December 2002	Cosi Downtown
37652 Twelve Mile Road	Farmington Hills, MI	December 2002	Cosi
15131 LaGrange Road	Orland Park, IL	December 2002	Cosi
7166 N. High Street	Worthington, OH	December 2002	Cosi
28 East Jackson Blvd	Chicago, IL	January 2003	Cosi Downtown
1310 Polaris Parkway	Columbus, OH	February 2003	Cosi
33 N Dearborn	Chicago, IL	June 2005	Cosi Downtown
1740 Sherman Ave	Evanston, IL	September 2005	Cosi
17848 Gardenway NE	Woodinville, WA	November 2005	Cosi
1825 2nd Street	Highland Park, IL	December 2005	Cosi

FEDERATED
7303 Southwest 88th Street	Miami, FL	October 2004	Cosi
400 Ernest G. Barrett Parkway	Kennesaw, GA	October 2004	Cosi(c)
19535 Biscayne Blvd.	Aventura, FL	October 2004	Cosi
9100 Southwest 136th Street	Miami, FL	November 2004	Cosi(b)
3333 Buford Drive	Buford, GA	November 2004	Cosi(c)

Street Address	City	Date Opened	Format

1601 Third Avenue	Seattle, WA	November 2004	Cosi
4545 Poplar	Memphis, TN	November 2004	Cosi(c)
2801 Stevens Creek Blvd.	Santa Clara, CA	November 2004	Cosi(c)
333 North University Drive	Plantation, FL	December 2004	Cosi(b)
19535 Biscayne Blvd.	Aventura, FL	December 2005	Cosi

(a)	Currently operating as a Xando Coffee and Bar location.

(b)	Currently closed due to Hurricane Wilma

(c)	Closed in January 2006

Item 3.	LEGAL PROCEEDINGS

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, STOCK AND RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On November 22, 2002, our common stock began trading on the Nasdaq National Market System under the symbol “COSI.” The closing price of our common stock on Nasdaq was $9.74 on March 7, 2006.

Stock Price Information

Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during fiscal 2005 and 2004 as reported by the Nasdaq National Market System.

	Fiscal 2005		Fiscal 2004
Fiscal Quarter:	High	Low	High	Low

First Quarter	$7.42	$5.61	$5.87	$2.70
Second Quarter	$7.18	$4.42	$7.04	$5.17
Third Quarter	$10.00	$6.82	$6.31	$4.53
Fourth Quarter	$10.08	$7.72	$6.63	$4.90

Stockholders

The number of our common stockholders of record as of March 7, 2006 was 121. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Recent Sales of Unregistered Securities

We sold the following unregistered securities in reliance upon the exemption from registration provided pursuant to section 4(2) of The Securities Act of 1933, as amended.

(a) Issuances of Shares of Common Stock.

On May 2, 2005, 25,610 shares of restricted common stock were issued to certain members of the Board of Directors pursuant to the Cosi Non-Employee Director Stock Incentive Plan.

On May 9, 2005, 300,000 shares of restricted common stock were issued to Mr. Kevin Armstrong pursuant to his employment agreement.

On May 31, 2005, 337,500 shares of restricted common stock were issued to certain key employees pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan.

On November 7, 2005, 22,500 shares of restricted common stock were issued to an employee pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan.

On December 12, 2005, 200,000 shares of restricted common stock were issued to Mr. Forrest pursuant to his employment agreement.

(b) Exercises of Warrants

On March 16, 2005, we sold 4,193 shares of our common stock to a shareholder for an aggregate consideration of $187,500, using the net exercise method (surrender of 27,057 shares), pursuant to the exercise of outstanding warrants.

On July 21, 2005, we sold 6,201 shares of our common stock to a shareholder for an aggregate consideration of $55, using the net exercise method (surrender of 7 shares), pursuant to the exercise of outstanding warrants.

On August 5, 2005, we sold 7,974 shares of our common stock to two shareholders for an aggregate consideration of $170,561, using the net exercise method (surrender of 20,457 shares), pursuant to the exercise of outstanding warrants.

On August 16, 2005, we sold 31,935 shares of our common stock to four shareholders for an aggregate consideration of $504,132, using the net exercise method (surrender of 52.087 shares), pursuant to the exercise of outstanding warrants.

On August 25, 2005, we sold 8,386 shares of our common stock to a shareholder for an aggregate consideration of $143,400, using the net exercise method (surrender of 15,638 shares), pursuant to the exercise of outstanding warrants.

On September 28, 2005, we sold 43,410 shares of our common stock to a shareholder for an aggregate consideration of $385, using the net exercise method (surrender of 40 shares), pursuant to the exercise of outstanding warrants.

On October 10, 2005, we sold 13,859 shares of our common stock to a shareholder for an aggregate consideration of $209,467, using the net exercise method (surrender of 21,052 shares), pursuant to the exercise of outstanding warrants.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our summary of selected consolidated financial data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Report. The selected statement of operations data for fiscal 2005, 2004 and 2003 and selected balance sheet data for fiscal 2005 and 2004 are derived from our audited consolidated financial statements that are included in this Report. The following historical results of consolidated operations are not necessarily indicative of results to be expected for any subsequent period.

	Fiscal Year
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Total Revenues	$117,180.5	$110,630.6	$107,257.4	$84,424.2	$70,184.1
Costs and expenses:
Cost of goods sold	28,205.3	28,012.8	29,713.9	22,697.5	18,791.7
Restaurant expenses	67,768.6	66,975.7	67,321.8	51,244.9	45,396.3

Total cost of sales	95,973.9	94,988.5	97,035.7	73,942.4	64,188.0

General and administrative expenses	21,320.4	20,624.7	22,274.4	17,811.7	18,361.5
Corporate office relocation expense	—	1,093.7	—	—	—
Stock compensation expense	2,944.2	2,855.3	893.7	—	—
Depreciation and amortization	7,425.1	6,947.8	7,852.5	5,951.2	6,749.3
Restaurant pre-opening expenses	983.5	405.4	389.8	1,845.1	1,438.8
Provision for losses on asset impairments and disposals	3,880.4	1,405.5	8,531.8	1,056.5	8,486.3
Lease termination benefits, net	(178.8)	(588.8)	(3,391.2)	(1,165.0)	6,410.7
Gain on sale of assets	(1,431.7)	—	—	—	—

Operating loss	(13,736.5)	(17,101.5)	(26,329.3)	(15,017.7)	(35,450.5)
Other income (expense):
Interest income	802.0	159.0	40.5	98.3	340.5
Interest expense	(34.0)	(62.4)	(316.8)	(1,741.6)	(654.4)
Allowance for notes receivable from stockholders	(261.1)	(1,266.0)	—	—	—
Loss on early extinguishment of debt	—	—	—	(5,083.2)	—
Other income (expense)	103.7	(102.5)	112.0	380.9	—

Total other income (expense)	610.6	(1,271.9)	(164.3)	(6,345.6)	(313.9)

Net loss	(13,125.9)	(18,373.4)	(26,493.6)	(21,363.3)	(35,764.4)
Preferred stock dividends	—	—	—	(8,193.6)	(6,678.1)

Net loss attributable to common stockholders	$(13,125.9)	$(18,373.4)	$(26,493.6)	$(29,556.9)	$(42,442.5)

Net loss per common share — basic and diluted	$(0.38)	$(0.62)	$(1.53)	$(5.13)	$(9.42)

Weighted average shares used in computing net loss per common share — basic and diluted	34,929	29,432	17,304	5,763	4,507

	Fiscal Year
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Selected Balance Sheet Data:
Cash and cash equivalents	$1,952.3	$1,089.7	$7,957.0	$13,032.3	$4,469.6
Investments	32,917.5	9,961.6	—	—	—
Total assets	76,544.0	51,138.3	47,946.6	67,872.7	36,207.6
Total debt and capital lease obligations	118.6	358.3	391.2	1,648.5	11,180.0
Mandatorily redeemable preferred stock	—	—	—	—	92,289.3
Total stockholders’ equity (deficit)	56,208.4	29,152.4	22,834.1	36,996.3	(90,818.5)
Selected Statement of Cash Flow Data:
Cash flow used in operating activities	(4,249.4)	(9,631.1)	(11,387.7)	(4,902.4)	(12,027.2)
Cash flow used in investing activities	(31,535.7)	(17,267.9)	(3,754.8)	(28,374.5)	(20,622.9)
Cash flow provided by financing activities	$36,647.8	$20,031.7	$10,067.2	$41,839.7	$32,056.8
Selected Operating Data:
Company-owned restaurants open at the end of the fiscal year	96	92	89	91	67

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended January 2, 2006, January 3, 2005 and December 29, 2003 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Annual Report.

Business Overview

We currently operate 94 company-owned premium convenience restaurants in 13 states and the District of Columbia. Our restaurants offer innovative savory foods that feature our authentic hearth baked crackly crust Cosi Bread. Our restaurants offer lunch and afternoon coffee in a counter service format, with most offering breakfast and/or dinner and dessert menus as well. We operate our company-owned restaurants in two formats: Cosi and Cosi Downtown. Cosi Downtown restaurants, which are located in non residential central business districts, close for the day in the early evening, while Cosi restaurants offer dinner and dessert in a casual dining atmosphere.

Our goal is to become the leading national premium convenience restaurant, and we are focused on knowing our customers and their needs. We conducted a study of our target customers and their geographic distribution to determine our market potential in different real estate sites. Based on this study, we determined that our target customers are adults aged 18 to 34 without children, upscale suburbanites and metro elites of all ages, and we believe there are approximately 40 million heads of households in this demographic mix. We utilized these results to determine our overall market potential. As a result, we believe we can more accurately assess the viability of different real estate sites. Our study indicated that the top 75 markets where our target customers are concentrated can support up to approximately 1,900 restaurants. We also developed a new restaurant design that enhances our customers’ experience and that we believe is more efficient to operate. This new design was unveiled in Avon, Connecticut in March 2004. We have subsequently opened 13 company-owned locations that incorporate the new design, including two locations that were remodels.

We have completed our franchise offering circular and are currently eligible to offer franchises in 47 states and the District of Columbia. We seek to offer franchises to area developers and individual franchise operators. The initial franchise fee, payable to us, for both an area developer and an individual franchise operator is $40,000 for the first restaurant and $35,000 for each additional restaurant.

We believe that offering Cosi franchised restaurants to area developers and individual franchisees offers the prospects of strong financial returns. By franchising, we believe we will be able to increase the presence of our restaurants in various markets throughout the country and generate additional revenue without the large upfront capital commitments and risk associated with opening company-owned restaurants. As of January 2, 2006, we have secured franchise commitments from thirteen area developers for 150 locations, including five locations existing as of the end of fiscal 2005.

We expect that company-owned restaurants (restaurants that we own as opposed to franchised restaurants) will always be an important part of our new restaurant growth, and we believe that incorporating a franchising and area developer model into our strategy will position us to maximize the market potential for the Cosi brand and concept consistent with our available capital.

During fiscal 2005, we opened eight new company-owned restaurants. Also, during fiscal 2005, we closed one underperforming restaurant and sold three company-owned locations to a Boston based franchise area developer.

During fiscal 2005, we concluded our pilot program with Federated Department Stores, Inc. (“Macy’s”) which was launched in March 2004. After evaluating the pilot program, Cosi and Macy’s agreed that, while Cosi fulfilled Macy’s goals for a distinctive “rest and refresh” service offering for its guests, our respective capital priorities prevented any further expansion of the program. Subsequent to the end of fiscal 2005, we closed four of the eleven locations operated in Macy’s stores around the country and two additional locations remain closed due to Hurricane Wilma.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

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

Long lived assets:  Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144 has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level and record an impairment loss whenever we determine impairment factors are present. We have developed and implemented an operational improvement plan, and we undertake impairment reviews periodically. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. During fiscal 2005, we identified certain locations that were impaired and accordingly recorded a charge of $3.9 million.

Lease termination costs:  For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results that have been significant in recent years and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002. During fiscal 2005, we recognized approximately $0.2 million in income due primarily to the reversal of accruals deemed no longer required.

Stock options:  In December 2002, the FASB issued SFAS 148, Accounting for Stock Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002, and have been incorporated into the accompanying financial statements and footnotes. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock options. Pursuant to a stock option repricing approved by stockholders, on December 29, 2003, 1,246,164 options with exercise prices ranging from $2.37 to $12.25 were repriced at

$2.26 per share. In accordance with APB 25, these options are subject to variable accounting, which resulted in recording a charge of approximately $0.4 million for fiscal 2005.

Additionally, in accordance with APB 25, we recorded a one-time nonrecurring charge of $.5 million during fiscal 2005, resulting from a modification to extend the option exercise period associated with stock options previously granted to a former executive.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt the new standard in the first quarter of fiscal 2006. We currently estimate that the impact of adopting the new standard will be approximately $1.3 million for fiscal 2006.

Property and Equipment:  Our property and equipment is stated at cost. We compute depreciation and amortization of property and equipment on a straight-line basis over the estimated useful lives of the related assets. We amortize leasehold improvements over the shorter of the estimated useful life or term of the lease.

Inventories:  Inventories are stated at the lower of cost, determined on the “first-in-first-out” method, or market, and consist principally of food, beverage, liquor, packaging and related food supplies.

Accounting for Lease Obligations:  In accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, we recognize rent expense on a straight-line basis over the lease term commencing on the date we take possession.

Landlord Allowances:  In accordance with Financial Accounting Standards Board Technical Bulleting No. 88-1, Issues Relating to Accounting for Leases, we record landlord allowances as deferred rent in other long-term liabilities on the consolidated balance sheets and amortize them on a straight-line basis over the term of the related lease.

Income taxes:  We have recorded a full valuation allowance to reduce our deferred tax assets related to net operating loss carry forwards. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets.

Restaurant Sales

Our company-owned and operated restaurant sales are composed almost entirely of food and beverage sales.

Franchise Fees and Royalties

Franchise fees and royalties include fees earned from franchise agreements entered into with area developers and franchise operators as well as royalties received based on sales generated at franchise restaurants.

Comparable Restaurant Sales

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. At fiscal years ended January 2, 2006, January 3, 2005, and December 29, 2003 there were 79, 83, and 70 restaurants in our comparable restaurant base, respectively.

Costs and Expenses

Cost of goods sold.  Cost of goods sold is composed of food and beverage costs. Food and beverage costs are variable and fluctuate with changes in sales volume.

Restaurant operating expenses.  Restaurant operating expenses include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees, and other direct restaurant level operating expenses, including the cost of supplies, restaurant repairs and maintenance, utilities, rents and related occupancy costs.

General and administrative expenses.  General and administrative expenses include all corporate and administrative functions that support our company-owned restaurants and provide an infrastructure to operate our business. Components of these expenses include executive management, supervisory and staff salaries, bonuses and related taxes and employee benefits, travel, information systems, training, support center rent and related occupancy costs and professional and consulting fees. The salaries and the related taxes and employee benefits costs included as general and administrative expenses are generally more fixed in nature and do not vary directly with the number of restaurants we operate.

Stock compensation expense.  Stock compensation expense includes the charge related to stock option repricing, the amortization of unearned compensation of restricted stock granted to certain executive officers and compensation expense related to stock grants to certain members of the Board of Directors.

Depreciation and amortization.  Depreciation and amortization principally relates to restaurant assets.

Restaurant pre-opening expenses.  Restaurant pre-opening expenses, which are expensed as incurred, include the costs of recruiting, hiring and training the initial restaurant work force, travel, the cost of food and labor used during the period before opening, the cost of initial quantities of supplies and other direct costs related to the opening of, or remodeling of, a restaurant. Restaurant pre-opening expenses also include all occupancy costs incurred prior to the opening of the restaurant.

Results of Operations

The following table sets forth our statement of operations data as a percent of net sales for the periods indicated:

	Fiscal Year
	2005	2004	2003

Restaurant net sales	99.9%	100%	100%
Franchise fees and royalties	0.1	0.0	0.0

Total revenue	100.0	100.0	100.0
Cost and expenses:
Cost of goods sold (1)	24.1	25.3	27.7
Restaurant expenses (1)	57.9	60.5	62.8

Total cost of sales (1)	82.0	85.8	90.5
General and administrative expenses	18.2	18.6	20.7
Corporate office relocation expense	—	1.0	—
Stock compensation expense	2.5	2.6	0.8
Depreciation and amortization	6.3	6.3	7.3
Restaurant pre-opening expenses	0.8	0.4	0.4
Provision for losses on asset impairments and disposals	3.3	1.3	8.0
Lease termination benefits, net	(0.2)	(0.5)	(3.2)
Gain on sale of assets	(1.1)	—	—

Operating loss	(11.8)	(15.5)	(24.5)
Other income (expense):
Interest income	0.7	0.1	—
Interest expense	—	(0.1)	(0.3)
Allowance for notes receivable from stockholders	(0.2)	(1.0)	—
Other (expense) income	0.1	(0.1)	0.1

Total other income (expense)	0.6	(1.1)	(0.2)
Net loss	(11.2)%	(16.6)%	(24.7)%

(1)	As a percentage of restaurant net sales

Fiscal Year 2005 (52 weeks) compared to Fiscal Year 2004 (53 weeks)

Restaurant Net Sales

Restaurant net sales increased 5.8%, or $6.4 million, to $117.0 million in fiscal 2005, from $110.6 million in fiscal 2004. This increase was due primarily to an increase in comparable restaurant net sales, assuming a 52 week year comparison, and $4.0 million of restaurant net sales associated with seventeen restaurants opened during and subsequent to the fourth quarter of fiscal 2004, partially offset by a decrease of $2.7 million in restaurant net sales associated with locations closed during and subsequent to fiscal 2004 and the impact of the fifty-third week in fiscal 2004. For fiscal 2005, comparable restaurant net sales increased 6.9% or $7.2 million as compared to fiscal 2004, on a 52 week comparative basis. Our transaction count and average check in comparable restaurants was up 1.4% and 5.5%, respectively, in fiscal 2005 compared to fiscal 2004, on a 52 week comparative basis.

Franchise Fees and Royalties

During fiscal 2005, we recognized $50,000 in franchise fees and $55,000 in royalties, related to franchise locations that were opened and operated during fiscal 2005.

Costs and Expenses

Cost of goods sold.  In fiscal 2005, cost of goods sold increased by 0.7%, or $0.2 million, to $28.2 million from $28.0 million in fiscal 2004. As a percentage of restaurant net sales, cost of goods sold decreased to 24.1% of restaurant net sales in fiscal 2005, from 25.3% in fiscal 2004. The decrease in cost of goods sold as a percentage of restaurant net sales was due primarily to a refinement of our food, beverage, and packaging purchasing processes as well as pricing increases implemented in the fourth quarter of fiscal 2004 and the second quarter of fiscal 2005. We reduced cost of goods sold as a percentage of sales by becoming a primary source buyer and by reducing distribution charges through utilization of more efficient pack sizes and weights. Finally, the improvement in cost of goods sold as a percentage of net sales reflects the impact of a decrease of 11% in promotional and complimentary discounts in fiscal 2005 as compared to fiscal 2004.

Restaurant operating expenses.  Restaurant operating expenses increased by approximately $0.8 million, or 1.2%, to $67.8 million in fiscal 2005, compared to $67.0 million in fiscal 2004. As a percentage of restaurant net sales, restaurant operating expenses decreased to 57.9% of restaurant net sales in fiscal 2005, from 60.5% in fiscal 2004. This decrease, as a percentage of restaurant net sales, was primarily the result of improved labor scheduling and optimizing the deployment of employees during peak and non-peak hours, the leveraging of fixed occupancy costs on higher comparable store net sales, and a lower charge in fiscal 2005 compared to fiscal 2004 related to restaurant associate stock options that were repriced as of December 29, 2003 in accordance with APB 25, Accounting for Stock Issued to Employees.

General and administrative costs.  General and administrative expenses increased by 3.4%, or $0.7 million, to $21.3 million in fiscal 2005 as compared to $20.6 million in fiscal 2004. The increase is due in large part to payroll and related benefits resulting from our continued development of the infrastructure required to support our expected growth of company-owned and franchised restaurants and related employee relocation costs. General and administrative costs, as a percentage of total revenues, were 18.2% in fiscal 2005, as compared to 18.6% in fiscal 2004.

Stock compensation expense.  During fiscal 2005, we recorded a charge of approximately $0.4 million in accordance with APB 25 Accounting for Stock Issued to Employees, associated with 1,246,164 options repriced as of December 29, 2003, including $0.2 million which is included in restaurant operating expenses. During fiscal 2005, we also recorded a one-time nonrecurring charge of $0.5 million resulting from a modification to extend the option exercise period associated with stock options previously granted to a former executive. In addition, we recorded approximately $2.3 million and $1.1 million of expense in fiscal 2005 and 2004, respectively, related to restricted stock grants to certain key employees and members of the Board of Directors.

Depreciation and amortization.  Depreciation and amortization increased 6.9%, or $0.5 million, to $7.4 million in fiscal 2005, from $6.9 million in fiscal 2004. The increase is due to seventeen new restaurants opened during and subsequent to the fourth quarter of fiscal 2004. As a percentage of total revenues, depreciation and amortization was 6.3% in both fiscal 2004 and fiscal 2005.

Restaurant pre-opening expenses.  Restaurant pre-opening expenses were $1.0 million in fiscal 2005, due primarily to pre-opening payroll, supplies and training costs for eight new restaurants opened during fiscal 2005 and two new restaurants opened in January 2006. During fiscal 2005, 46% of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurant. During fiscal 2004, pre-opening expenses were $0.4 million related to the nine stores opened in the fourth quarter of 2004 in association with the foodservice partnership with Federated Department Stores, Inc.

Provision for losses on asset impairments and disposals.  During fiscal 2005, we identified certain locations that were impaired and accordingly recorded a charge of $3.9 million. We opened nine restaurants in the fourth quarter of fiscal 2004 as part of a pilot program under our strategic alliance with Federated Department Stores, Inc. After evaluating the performance of these pilot restaurants in fiscal 2005, Cosi and Macy’s agreed that their respective capital priorities prevent them from expanding the program further and, therefore, we have agreed to conclude the pilot program. As a result we have recorded an impairment charge of approximately $3.2 million in fiscal 2005 related to eight locations in Macy’s stores, including four that we closed in January 2006. In addition we recorded an impairment charge of $0.6 million during fiscal 2005 for two underperforming company-owned locations.

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

Lease termination benefits, net.  During fiscal 2005, we recognized approximately $0.2 million in lease termination income due primarily to accruals deemed no longer required. During fiscal 2004, we recognized $1.5 million of lease termination income related to the reversal of certain lease termination accruals, partially offset by $0.9 million of charges resulting in a net reversal for fiscal 2004 of $0.6 million.

Gain on sale of assets.  During fiscal 2005 we recognized $1.4 million in income related to the gain on the sale of three Boston locations that were sold to a franchise area developer during the fourth quarter of fiscal 2005.

Allowance for notes receivable from stockholders.  During fiscal 2005, we recorded a charge of $0.3 million for notes receivable from stockholders that matured and in lieu of cash payment, the stockholders surrendered the common stock that had been pledged as collateral for the notes. Accordingly, we recorded a charge based on the opening market price of the common stock on April 9, 2005, the day the shares were surrendered. During fiscal 2004, we recorded a charge of approximately $1.3 million to establish a reserve for these notes receivable from stockholders.

Interest income and expense.  Interest income increased by $0.6 million to $0.8 million in fiscal 2005, compared to $0.2 million in fiscal 2004, due to higher average short-term investments, due primarily to the proceeds of the public offering in June 2005. For both fiscals 2005 and 2004 interest expense on notes payable was less than $0.1 million.

Other income (expense).  In fiscal 2005, we recorded other income of $0.1 million due to the sale of a liquor license during the first quarter and a tax refund received in the fourth quarter. In fiscal 2004, we recorded a charge of $0.2 million for a fee to investors pursuant to the Securities Purchase Agreement in connection with our private equity placement because the registration statement was not declared effective by the staff of the Securities and Exchange Commission by July 29, 2004. The registration statement was declared effective August 11, 2004.

Fiscal Year 2004 (53 weeks) compared to Fiscal Year 2003 (52 weeks)

Net Sales

Restaurant net sales increased 3.1%, or $3.3 million, to $110.6 million in fiscal 2004, from $107.3 million in fiscal 2003. This increase was due primarily to an increase in comparable restaurant net sales, assuming a 52 week year, the fifty-third week of net sales in fiscal 2004 and net sales associated with the eight restaurants and one coffee kiosk opened under our pilot partnership with Federated Department Stores during the fourth quarter of fiscal 2004, partially offset by a decrease in net sales associated with locations closed during and subsequent to fiscal 2003. For fiscal 2004, comparable restaurant net sales increased 5.9% as compared to fiscal 2003, on a 52 week comparative basis. Our transaction count and average check in comparable restaurants was up 3.9% and 2.0%, respectively, in fiscal 2004 compared to fiscal 2003, on a 52 week comparative basis.

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

Costs and Expenses

Cost of goods sold.  In fiscal 2004, cost of goods sold decreased by 5.7%, or $1.7 million, to $28.0 million from $29.7 million in fiscal 2003. As a percentage of net sales, cost of goods sold decreased to 25.3% of net sales in fiscal 2004, from 27.7% in fiscal 2003. The decrease in cost of goods sold as a percentage of sales was due primarily to a refinement of our food and beverage purchasing process as well as a pricing increase implemented in fiscal

2004. We reduced cost of goods sold by becoming a primary source buyer and by reducing distribution charges through utilization of more efficient pack sizes and weights. We believe these purchasing arrangements adequately insulate us from increases in most commodity prices. We also anticipate that any movement in commodity food prices will have a minimal effect, in the short term, on cost of goods sold as the majority of our purchases are covered by these purchasing agreements.

Restaurant operating expenses.  Restaurant operating expenses decreased by $0.3 million, or 0.5%, to $67.0 million in fiscal 2004, compared to $67.3 million in fiscal 2003. This decrease is due primarily to a decrease in occupancy costs associated with locations closed during and subsequent to fiscal 2003 as well as cost reductions in paper and packaging as a result of an improved purchasing process and better management of supply. As a percentage of net sales, restaurant operating expenses decreased to 60.5% of net sales in fiscal 2004, from 62.8% in fiscal 2003. This decrease, as a percentage of sales, was primarily the result of improved labor scheduling and optimizing the deployment of employees during peak and non-peak hours as well as the closure of the breakfast daypart at 22 of our restaurants, as described above.

General and administrative costs.  General and administrative expenses decreased by 7.4%, or $1.6 million, to $20.7 million in fiscal 2004 as compared to $22.3 million in fiscal 2003. The decrease was due in large part to employee severance charges of $3.6 million recorded in fiscal 2003 partially offset by higher costs in fiscal 2004 for legal expenses, fees associated with our Sarbanes-Oxley 404 internal control compliance work and higher employee travel, recruiting and relocation costs. General and administrative costs, as a percentage of net sales, were 18.6% in fiscal 2004, as compared to 20.7% in fiscal 2003.

Corporate office relocation.  During fiscal 2004, we relocated our corporate office from New York, New York to Deerfield, Illinois and recorded approximately $1.1 million of expense for employee relocation, document and equipment transport costs, severance and travel associated with the move.

Stock compensation expense.  During fiscal 2004, we recorded a charge of approximately $2.2 million in accordance with APB 25 Accounting for Stock Issued to Employees, associated with 1,246,164 options repriced as of December 29, 2003, including $0.3 million which is included in restaurant operating expenses. In addition, we recorded $1.0 million of expense in fiscal 2004 related to restricted stock grants to an employee and members of the Board of Directors. During fiscal 2003, we recorded $0.9 million of expense related to an employee restricted stock grant.

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

Restaurant pre-opening expenses.  Restaurant pre-opening expenses were $0.4 million in fiscal 2004, due primarily to pre-opening payroll, supplies and training costs for the nine new stores opened associated with the foodservice partnership with Federated Department Stores, Inc. Restaurant pre-opening costs were $0.4 million in fiscal 2003 related to six new restaurant openings and one remodel. Restaurant pre-opening expenses also include all occupancy costs incurred prior to the opening of the restaurant.

Provision for losses on asset impairments and disposals.  During fiscal 2004, we recognized $1.4 million of asset impairment, disposals and store closure costs. This was due primarily to impairment charges of $0.5 million related to two underperforming restaurants, $0.8 million related to the disposal of fixed assets, primarily leaseholds and other equipment at the New York corporate office, and closure costs of $0.1 million related to the closing of one underperforming restaurant. During fiscal 2003, we recognized $8.5 million of asset impairment and store disposal costs. Of this, approximately $0.6 million represents charges related to the closure of three under performing restaurants during the first quarter, approximately $1.3 million were charges taken on twenty-five locations which were in our development pipeline but have been cancelled, and approximately $6.6 million represents impairment charges taken on fourteen underperforming restaurants, three of which have been identified for closure.

Lease termination benefits, net.  During fiscal 2004, we recognized $1.5 million of lease termination income related to the reversal of certain lease termination accruals, partially offset by $0.9 million of charges resulting in a net reversal for fiscal 2004 of $0.6 million. In fiscal 2003, we recognized $4.5 million of lease termination income related to the reversal of certain lease termination accruals where we were able to exit the lease on a more favorable basis than previously anticipated, which was partially offset by charges of $1.1 million for stores closed in 2003 resulting in a net reversal of $3.4 million.

We announced previously that our Board of Directors had concluded that our financial performance would be strengthened by closing in an orderly fashion as many as thirteen restaurants, eight of which were closed during fiscal 2003 and five of which were closed during fiscal 2004.

Allowance for notes receivable from stockholders.  During fiscal 2004, we recorded a charge of approximately $1.3 million to establish a reserve for certain notes receivable from stockholders based on the market value of the common stock, as of January 3, 2005, that was pledged as collateral for the notes.

Interest income and expense.  During fiscal 2004, we recognized approximately $0.2 million in interest income primarily from short term investments. Interest income was less than $0.1 million in fiscal 2003. Interest expense on notes payable was less than $0.1 million in fiscal 2004. Interest expense on notes payable was $0.2 million in fiscal 2003. In addition, we recorded a charge of $0.1 million during fiscal 2003 related to our equipment loan credit facility.

Other income (expense).  In fiscal 2004, we recorded a charge of $0.2 million for a fee to investors pursuant to the Securities Purchase Agreement among Cosi and the purchasers named therein, dated as of April 27, 2004, in connection with our private equity placement because the registration statement was not declared effective by the staff of the Securities and Exchange Commission by July 29, 2004. In fiscal 2003, we recorded $0.1 million of other income primarily relating to final content loss insurance proceeds received for the World Financial Center.

Liquidity and Capital Resources

Cash and cash equivalents were $2.0 million on January 2, 2006, compared with $1.1 million on January 3, 2005. In addition, we had $32.9 million of short term investments as of January 2, 2006, compared to $10.0 million of short term investments as of January 3, 2005. We had working capital of $26.6 million on January 2, 2006, compared with working capital of $0.8 million as of January 3, 2005. Our principal requirements for cash are for financing construction of new company-owned restaurants, funding working capital needs, maintaining or remodeling existing restaurants and funding the incorporation of a franchising and area developer model into our business strategy. During fiscal 2005, we financed our capital requirements and working capital needs with the proceeds from the public offering which was completed in June 2005 and cash flow from operations.

Cash flows from operating, investing and financing activities are summarized below:

Net cash used in operating activities for fiscal 2005 was $4.2 million compared to $9.6 million for fiscal 2004. The decrease in cash used in operating activities was due primarily to a decrease in our net loss for fiscal 2005 as compared to our net loss for fiscal 2004, adjusted for non cash items included in the net loss.

Net cash used in investing activities was $31.5 million in fiscal 2005 compared to $17.3 million in fiscal 2004. The increase of $14.2 million is due primarily to a $13.0 million increase in the purchases of certain debt securities as investments as compared to fiscal 2004 and capital expenditures of $9.8 million in fiscal 2005 primarily related to eight new company-owned restaurant locations and the remodel of two existing company-owned restaurants.

Net cash provided by financing activities was $36.6 million in fiscal 2005 compared to $20.0 million in fiscal 2004.

On June 20, 2005, we completed a public offering of our common stock, issuing 5,837,563 shares at $6.30 per share, including the underwriters’ exercise of their over-allotment option to purchase an additional 761,421 shares of common stock. The total net proceeds of the offering, net of offering expenses of approximately $2.5 million including underwriter’s discount, were approximately $34.3 million.

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

We plan to fund the construction of new company-owned restaurants, our working capital needs, the maintenance and remodel of our existing restaurants and our franchising program primarily through our investments, cash and cash equivalents on hand at the end of fiscal 2005 and our expected generated cash flows produced by our company-owned restaurants and franchising operations. We anticipate that our current investments, cash and cash equivalents and expected generated cash flows will be sufficient to fund these cash requirements for the next twelve months.

Our new company-owned restaurant capital requirements will depend on the number and timing of those openings within the given year. For fiscal 2006, we currently expect to open a total of 20 new company-owned restaurants, including three locations originally scheduled to open in fiscal 2005. The cash required for these new company-owned restaurants would be funded by our investments, cash and cash equivalents on hand and our expected internally generated cash flows produced by our existing company-owned restaurants.

We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The tables set forth below present a summary of these obligations as of January 2, 2006.

Contractual Obligations:

	Payments Due by Period
			Due	Due	Due
	Total	Due	Fiscal 2007	Fiscal 2009	After
Description	Obligations	Fiscal 2006	to Fiscal 2008	to Fiscal 2010	Fiscal 2010
	(In thousands)

Long-term debt	$150.0	$25.0	$50.0	$50.0	$25.0
Operating leases(1)(2)	79,837.3	12,959.7	25,114.3	21,246.9	20,516.4
Employee severance	58.4	58.4	—	—	—
Purchase Obligations(3)	904.8	904.8	—	—	—

Total contractual cash obligations	$80,950.5	$13,947.9	$25,164.3	$21,296.9	$20,541.4

(1)	Amounts shown are net of $1.4 million of total sublease rental income due under non-cancelable subleases.

(2)	Includes approximately $0.9 million of obligations on leases for restaurants that have been closed as of January 2, 2006.

(3)	Primarily contractual obligations related to new restaurant construction.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Selected Quarterly Financial Data

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All quarters in fiscal 2005 and 2004 include results for 13 weeks, except for the fourth quarter of fiscal 2004 which was 14 weeks.

The unaudited selected quarterly results for fiscal 2005 and 2004 are shown below:

	First	Second	Third	Fourth
Fiscal 2005	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)

Total revenues	$27,205.1	$30,619.6	$30,803.4	$28,552.3
Total cost of sales	22,864.3	24,201.2	24,902.8	24,005.6
Net loss	$(2,795.6)	$(1,866.3)	$(2,426.4)	$(6,037.7)

Basic and diluted loss per share:	$(0.09)	$(0.06)	$(0.06)	$(0.16)

	First	Second	Third	Fourth
Fiscal 2004	Quarter	Quarter	Quarter	Quarter

Total revenues	$24,917.2	$29,008.5	$28,170.0	$28,534.9
Total cost of sales	22,821.9	24,138.1	23,244.9	24,783.6
Net loss	$(6,378.1)	$(1,597.9)	$(3,815.4)	$(6,582.1)

Basic and diluted loss per share:	$(0.24)	$(0.05)	$(0.12)	$(0.21)

New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt the new standard in the first quarter of fiscal 2006. We currently estimate that the impact of adopting the new standard will be approximately $1.3 million for fiscal 2006.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

In October 2005, the FASB issued Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period (“FSP 13-1”). FSP 13-1 is effective for the fiscal period beginning after December 15, 2005 and requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. We expect the adoption of this Staff Position will not have a material impact on our operating results or financial condition as we already follow this practice.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-K and Annual Report or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including those described in Item 1A of this report. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if experience our future changes make it clear that any projected results expressed or implied therein will not be realized.

•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	labor shortages or increased labor costs;

•	changes in consumer preferences and demographic trends;

•	competition in our markets, both in our business and locating suitable restaurant sites;

•	our operation and execution in new and existing markets;

•	expansion into new markets;

•	our ability to attract and retain qualified franchisees;

•	our ability to locate suitable restaurant sites in new and existing markets and negotiate acceptable lease terms;

•	the rate of our internal growth, and our ability to generate increased revenue from our existing restaurants;

•	our ability to generate positive cash flow from existing and new restaurants;

•	fluctuations in our quarterly results due to seasonality;

•	increased government regulation and our ability to secure required governmental approvals and permits;

•	our ability to create customer awareness of our restaurants in new markets;

•	the reliability of our customer and market studies;

•	cost effective and timely planning, design and build-out of new restaurants;

•	our ability to recruit, train and retain qualified corporate and restaurant personnel and management;

•	market saturation due to new restaurant openings;

•	inadequate protection of our intellectual property;

•	adverse weather conditions which impact customer traffic at our restaurants; and

•	adverse economic conditions.

The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive,” “project” or similar words, or the negatives of these words, identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk exposures are related to our cash, cash equivalents, investments and interest that we pay on our debt. We have no derivative financial instruments or derivative commodity instruments in our cash, cash equivalents and investments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical one percentage point interest change from those in effect during fiscal 2005 would have resulted in interest income fluctuating by approximately $79,000. In fiscal 2005 and 2004, interest income was $0.8 million and $0.2 million, respectively.

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

The consolidated financial statements required to be filed hereunder are set forth on pages 39 through 62 of this Report.

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

We are also responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We maintain a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have concluded that, as of January 2, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our assessment of the effectiveness of internal control over financial reporting as of January 2, 2006 has been audited by BDO Seidman LLP, the independent registered public accounting firm who also audited our consolidated financial statements. BDO Seidman, LLP’s attestation report on management’s assessment of internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 2, 2006 to which this report relates that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be set forth in our definitive proxy statement for our Annual Meeting of Stockholders expected to be held on May 15, 2006 (the “Proxy Statement”), and is incorporated herein by reference.

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

(a). The following documents are filed as part of this Report:

1. The Financial Statements required to be filed hereunder are listed in the Index to Financial Statements on page 38 of this Report

(b). Exhibits

Exhibit
Number	Description of Exhibit

2.1	Merger Agreement by and among Xando, Incorporated, Xando Merger Corp. and Cosi Sandwich Bar, Inc. dated as of October 4, 1999 (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
3.1	Amended and Restated Certificate of Incorporation of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
3.2	Amended and Restated By-Laws of Cosi, Inc. (Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
4.1	Form of Certificate of Common Stock (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, file #333-86390).

Exhibit
Number		Description of Exhibit

4.2		Rights Agreement between Cosi, Inc. and American Stock Transfer and Trust Company as Rights Agent dated November 21, 2002 (Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
4.3		Amended and Restated Registration Agreement, dated as of March 30, 1999 (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
4.4		Supplemental Registration Rights Agreement, dated as of August 5, 2003 by and among the Company and the parties thereto (Filed as Exhibit 4.4.2 to the Company’s Registration Statement on Form S-1, file #333-107689).
4.5		Amendment No. 1 to Rights Agreement dated as of November 21, 2002, between Cosi, Inc. and American Stock Transfer and Trust Company, as rights agent (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).
4.6		Investment Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A, file #333-107689).
4.7		Letter Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A, file #333-107689).
10.1		Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (Filed as Exhibit C to the Company’s Proxy Statement on Schedule 14A filed on March 31, 2005, file #000-50052).
10.2		Cosi Employee Stock Purchase Plan. (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.3		Cosi Non-Employee Director Stock Incentive Plan. (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.4		Cosi Sandwich Bar, Inc. Incentive Stock Option Plan. (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, file #333-86390).
10	.5.1	Employment Agreement between Cosi, Inc. and Cynthia Jamison, dated as of July 7, 2004. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2004).
10	.5.2	Separation and Release Agreement between Cosi, Inc. and Jonathan M. Wainwright, Jr., dated January 3, 2005. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 6, 2005).
10	.5.3	Employment agreement between Cosi, Inc. and Kevin Armstrong, dated May 9, 2005. (Filed as Exhibit 10.5.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2005).
10	.5.4	Separation and Release Agreement between Cosi, Inc. and Cynthia Jamison, dated August 17, 2005. (Filed as Exhibit 10.1 to the Company’s Current report on Form 8-K, dated August 23, 2005).
10	.5.5	Employment Agreement between Cosi, Inc. and William D. Forrest, dated December 12, 2005. (Filed as Exhibit 10.1 to the Company’s Current report on Form 8-K, dated December 16, 2005).
10	.5.6	Terms of Employment between Cosi, Inc. and William E. Koziel, effective as of August 17, 2005 as described in the Company’s Current Report on Form 8-K. (Filed on August 23, 2005).
10	.6.1	Foodservice Distribution Agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of November 1, 2005. (1)
10	.7.1	Cosi, Inc. Form of Franchise Agreement (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10	.7.2	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10.8		Form of Senior Secured Note and Warrant Purchase Agreement. (Filed as Exhibit 10.7 to the Company’s Registration on Form S-1, file #333-86390).
10.9		Securities Purchase Agreement dated as of April 27, 2004 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2004).
10.10		Form of Restricted Stock Award Agreement (Filed as Exhibit 10.1 to the Company’s Current Report of Form 8-K, dated June 6, 2005).

Exhibit
Number	Description of Exhibit

16	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of August 13, 2004, acknowledging its agreement with the statements made in Current Report on Form 8-K (Filed as Exhibit 16 to the Company’s Current Report on Form 8-K, dated August 13, 2004).
21	Subsidiaries of Cosi, Inc. (Filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Portions of Exhibit 10.6.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cosi, Inc
Deerfield, IL

We have audited the accompanying consolidated balance sheets of Cosi, Inc. as of January 2, 2006 and January 3, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cosi, Inc. at January 2, 2006 and January 3, 2005, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cosi Inc.’s internal control over financial reporting as of January 2, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Chicago, Illinois
March 13, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Cosi, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Cosi, Inc. for the year ended December 29, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 29, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the 2003 information set forth therein.

/s/ Ernst & Young LLP

New York, New York
March 18, 2004, except for Note 1,
 as to which the date is March 14, 2005

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

Board of Directors and Shareholders
Cosi, Inc
Deerfield, IL

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Cosi, Inc. did maintain effective internal control over financial reporting as of January 2, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 2, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheet of Cosi, Inc. as of January 2, 2006, and the related consolidated statements of income, stockholder’s equity and cash flows for the year then ended and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/  BDO Seidman, LLP

Chicago, Illinois
March 13, 2006

COSI, INC.

Consolidated Balance Sheets
As of January 2, 2006 and January 3, 2005

	January 2,	January 3,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$1,952,343	$1,089,691
Investments	32,917,466	9,961,624
Accounts receivable, net of allowances of $7,972 and $152,355, respectively	496,259	613,226
Inventories	914,594	890,511
Prepaid expenses and other current assets	3,672,673	2,315,098

Total current assets	39,953,335	14,870,150
Furniture and fixtures, equipment and leasehold improvements, net	33,502,646	34,074,491
Intangibles, security deposits and other assets	3,088,016	2,193,701

Total assets	$76,543,997	$51,138,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,689,239	$3,972,952
Accrued expenses	9,837,187	9,677,544
Deferred franchise revenue	510,000	—
Current portion of long-term debt	18,779	74,904
Current portion of other long-term liabilities	345,040	363,000

Total current liabilities	13,400,245	14,088,400
Long-term debt, net of current portion	99,818	283,367
Other long-term liabilities, net of current portion	6,835,527	7,614,195

Total liabilities	20,335,590	21,985,962

Commitments and contingencies
Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 38,478,796 and 30,819,716 shares issued and outstanding, respectively	384,788	308,197
Additional paid-in capital	268,330,471	225,519,747
Unearned stock compensation	(3,866,398)	(899,986)
Treasury stock, 239,543 shares at cost	(1,197,715)	—
Notes receivable from stockholders	—	(1,458,817)
Accumulated deficit	(207,442,739)	(194,316,761)

Total stockholders’ equity	56,208,407	29,152,380

Total liabilities and stockholders’ equity	$76,543,997	$51,138,342

The accompanying notes are an integral part of these consolidated financial statements.

COSI, INC

Consolidated Statements of Operations
For the Fiscal Years Ended January 2, 2006, January 3, 2005 and December 29, 2003

	January 2,	January 3,	December 29,
	2006	2005	2003

Revenues
Restaurant net sales	$117,080,028	$110,630,624	$107,257,385
Franchise fees and royalties	100,511	—	—

Total revenues	117,180,539	110,630,624	107,257,385
Cost of sales:
Cost of goods sold	28,205,323	28,012,806	29,713,910
Restaurant expenses	67,768,572	66,975,678	67,321,817

Total cost of sales	95,973,895	94,988,484	97,035,727
General and administrative expenses	21,320,441	20,624,741	22,274,382
Corporate office relocation expense	—	1,093,699	—
Stock compensation expense	2,944,185	2,855,283	893,659
Depreciation and amortization	7,425,099	6,947,756	7,852,511
Restaurant pre-opening expenses	983,461	405,392	389,805
Provision for losses on asset impairments and disposals	3,880,387	1,405,512	8,531,841
Lease termination benefits, net	(178,745)	(588,786)	(3,391,252)
Gain on sale of assets	(1,431,739)	—	—

Operating loss	(13,736,445)	(17,101,457)	(26,329,288)
Interest income	802,000	158,918	40,501
Interest expense	(34,177)	(62,439)	(316,791)
Allowance on notes receivable from stockholders	(261,102)	(1,265,984)	—
Other income (expense)	103,746	(102,500)	111,985

Net loss	$(13,125,978)	$(18,373,462)	$(26,493,593)

Per Share Data:
Basic and diluted loss per share	$(0.38)	$(0.62)	$(1.53)

Weighted average common shares outstanding	34,928,990	29,432,050	17,304,480

The accompanying notes are an integral part of these consolidated financial statements.

COSI, INC.

Consolidated Statements of Stockholders’ Equity
As of January 2, 2006, January 3, 2005 and December 29, 2003

	Common Stock				Treasury Stock
			Additional	Unearned	Shares of	Amount	Stockholders
	Number of		Paid In	Stock	Treasury	Treasury	Notes	Accumulated
	Shares	Amount	Capital	Compensation	Stock	Stock	Receivable	Deficit	Total

Balance, December 30, 2002	16,573,514	$165,735	$189,255,034	$—	—	$—	$(2,974,804)	$(149,449,706)	$36,996,259

Issuance of restricted stock	1,678,471	16,785	2,712,654	(2,729,439)					—

Amortization of unearned

stock compensation				893,659					893,659

Return of shares for note					(21,978)	(250,003)	250,003		—

Exercise of warrants	3,036	30	(249,783)		21,978	250,003			250

Issuance of common stock	4,990,752	49,909	6,774,387						6,824,296

Conversion of debt to common stock	3,013,336	30,133	4,489,871						4,520,004

Stock compensation			93,246						93,246

Net loss								(26,493,593)	(26,493,593)

Balance, December 29, 2003	26,259,109	262,592	203,075,409	(1,835,780)	—	—	(2,724,801)	(175,943,299)	22,834,121

Issuance of common stock	4,284,403	42,844	19,566,282						19,609,126

Issuance of restricted stock	23,722	237	131,787	(7,024)					125,000

Stock compensation			2,151,295						2,151,295

Amortization of unearned stock compensation				942,818					942,818

Exercise of warrants	3,424	34							34

Exercise of stock options	249,058	2,490	594,975						597,465

Allowance for stockholders notes receivable							1,265,984		1,265,984

Net loss								(18,373,462)	(18,373,462)

Balance, January 3, 2005	30,819,716	308,197	225,519,747	(899,986)	—	—	(1,458,817)	(194,316,761)	29,152,380

Issuance of common stock, net of issuance costs	5,837,563	58,374	34,253,901						34,312,275

Issuance of restricted stock	885,610	8,858	5,271,267	(5,155,125)					125,000

Stock compensation			844,716						844,716

Amortization of unearned stock compensation				2,188,713					2,188,713

Exercise of warrants	115,958	1,160	(1,160)						—

Exercise of stock options	819,949	8,199	2,442,000						2,450,199

Allowance for stockholders notes receivable							261,102		261,102

Return of shares for notes									—

receivable from stockholders					239,543	(1,197,715)	1,197,715		—

Net loss								(13,125,978)	(13,125,978)

Balance, January 2, 2006	38,478,796	$384,788	$268,330,471	$(3,866,398)	239,543	$(1,197,715)	$—	$(207,442,739)	$56,208,407

The accompanying notes are an integral part of these consolidated financial statements.

COSI, INC.

Consolidated Statements of Cash Flows
For the Fiscal Years Ended January 2, 2006, January 3, 2005 and December 29, 2003

	January 2,	January 3,	December 29,
	2006	2005	2003

Cash flows from operating activities:
Net loss	$(13,125,978)	$(18,373,462)	$(26,493,593)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,425,099	6,947,756	7,852,511
Amortization of deferred financing costs	—	—	90,490
Gain on sale of assets	(1,431,739)	—	—
Non-cash portion of asset impairments and disposals	3,828,078	1,393,828	8,232,284
Provision (recovery) for bad debts	147,531	(39,206)	202,710
Impairment of intangible assets	—	—	607,900
Stock compensation expense	844,716	2,276,294	93,246
Amortization of unearned compensation	2,188,713	942,818	893,658
Non-cash portion of interest expense	—	—	20,004
Allowance on notes receivable from stockholders	261,102	1,265,984	—
Changes in operating assets and liabilities:
Accounts receivable	(30,564)	34,425	700,371
Inventories	(24,083)	92,344	482,875
Prepaid expenses and other current assets	(1,357,575)	(856,580)	240,232
Other assets	(799,017)	(335,649)	(155,538)
Accounts payable	(1,283,713)	(2,060,572)	(1,991,639)
Accrued expenses	(95,389)	620,281	1,630,929
Other liabilities	(796,628)	(1,539,363)	(3,794,126)

Net cash used in operating activities	(4,249,447)	(9,631,102)	(11,387,686)

Cash flows from investing activities:
Capital expenditures	(10,722,585)	(7,392,224)	(4,069,913)
Increase in net accounts payable for capital expenditures	953,995	—	—
Proceeds from sale of assets	1,284,066	—	—
Purchases of investments, net	(22,955,842)	(9,961,624)	—
(Payment) return of security deposits, net	(95,298)	85,893	315,122

Net cash used in investing activities	(31,535,664)	(17,267,955)	(3,754,791)

Cash flows from financing activities:
Proceeds from issuance of common stock	36,887,437	20,206,591	6,824,296
Exercises of warrants	—	34	250
Proceeds from long-term debt	—	—	4,500,000
Principal payments on long-term debt	(239,674)	(172,002)	(1,140,825)
Principal payments on capital lease obligations	—	(2,917)	(116,509)

Net cash provided by financing activities	36,647,763	20,031,706	10,067,212

Net increase (decrease) in cash and cash equivalents	862,652	(6,867,351)	(5,075,265)
Cash and cash equivalents, beginning of period	1,089,691	7,957,042	13,032,307

Cash and cash equivalents, end of period	$1,952,343	$1,089,691	$7,957,042

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$24,259	$74,324	$315,833

Corporate franchise and income taxes	$206,887	$288,165	$220,800

The accompanying notes are an integral part of these consolidated financial statements.

COSI, INC.

Notes to Consolidated Financial Statements
For the Fiscal Years Ended January 2, 2006, January 3, 2005 and December 29, 2003

1.	Organization and Summary of Significant Accounting Policies

Organization

Cosi, Inc., a Delaware corporation, owns, operates, and franchises premium convenience dining restaurants which sell high-quality sandwiches, salads and coffees along with a variety of other soft drink beverages, teas, baked goods and alcoholic beverages. As of January 2, 2006 there were 101 restaurants in 17 states and the District of Columbia, including five franchise locations and nine restaurants and a coffee kiosk operated within Macy’s stores under our foodservice partnership with Federated Department Stores, Inc. (“Macy’s”), including two that remain closed due to the effect of Hurricane Wilma.

On June 20, 2005, we completed a public offering of our common stock, issuing 5,837,563 shares at $6.30 per share, including the underwriters’ exercise of their over-allotment option to purchase and additional 761,421 shares of common stock. The total net proceeds of the offering, net of offering expenses of approximately $2.5 million including underwriter’s discount, were approximately $34.3 million.

In April 2004, we issued 3,550,000 shares of common stock to a limited number of institutional investors at a price of $5.65 per share pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended. This issuance provided us with gross proceeds of approximately $20.1 million.

In January 2004, a stockholder purchased 693,963 shares of common stock for approximately $1.0 million pursuant to an investment agreement.

In November 2002, we completed an initial public offering of our common stock, issuing 5,555,556 shares at $7.00 per share. Concurrently, all outstanding shares of Series A and Series C preferred stock were converted to common stock, and all of our outstanding obligations under our Senior Subordinated and Senior Secured Debt agreements were repaid. The total net proceeds of the offering, net of offering expenses of approximately $6.1 million including underwriter’s discount, were approximately $32.8 million.

Fiscal Year

Our fiscal year ends on the Monday closest to December 31. Fiscal years ended January 2, 2006, January 3, 2005, and December 29, 2003 are referred to as fiscal 2005, 2004 and 2003, respectively. Fiscal 2005 and 2003 included 52 weeks. Fiscal 2004 included 53 weeks.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

We consider all short-term investments with a maturity of three months or less from the date of purchase to be cash equivalents.

Investments

As of January 2, 2006, we had certain debt securities outstanding as investments. These investments consisted of United States government agency notes, highly rated commercial paper and auction rate securities.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 Accounting for Certain Investments in Debt and Equity Securities, and based on our intentions regarding these investments, we classify all marketable debt securities as held-to-maturity and account for them at amortized cost. The amortized principal amount of investments at January 2, 2006 and January 3, 2005 was $32.9 million and $10.0 million, respectively,

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

and the weighted average interest rate was 4.09% and 2.36%, respectively. The amortized principal amount approximated fair value at January 2, 2006 and at January 3, 2005. We determined the fair value of our investments in debt securities based upon public market rates. All investments mature within one year.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits, investments and accounts receivable. We place our cash deposits in Federal Insurance Corporation (“FDIC”) insured financial institutions, US government and government sponsored agency securities, auction rate securities, commercial paper and money market funds. Cash deposits may exceed FDIC insured levels from time to time.

Our accounts receivables consist principally of receivables from trade or “house” accounts representing corporate customers, as well as amounts due from certain landlords for reimbursement of tenant improvements. We have established credit procedures and analyses to control the granting of credit to customers.

Accounts Receivable

Accounts receivable are stated at net realizable value. When collection is in doubt, a reserve is recorded.

A summary of the reserve for doubtful accounts is as follows:

	(Dollars in thousands)

Balance as of December 30, 2002	$232.1
Charged to costs and expenses	202.4
Deductions	(41.4	)(a)

Balance as of December 29, 2003	393.1
Charged to costs and expenses	(39.2)
Deductions	(201.5	)(a)

Balance as of January 3, 2005	152.4
Charged to costs and expenses	(72.1)
Deductions	(72.3	)(a)

Balance as of January 2, 2006	$8.0

(a)	Write-off of uncollectible accounts.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out, basis, or market, and consist principally of food, beverages, liquor and packaging and related food supplies.

Accounting for Lease Obligations

In accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, we recognize rent expense on a straight line basis over the lease term commencing on the date we take possession. We record landlord allowances as deferred rent in other long-term liabilities on the consolidated balance sheet and amortize on a straight line basis over the term of the related lease in accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

Prior to the fourth quarter of fiscal 2004, we were recording rent expense on a straight-line basis over the lease term commencing on the opening date rather than the possession date. In addition, landlord allowances were recorded as reductions to leasehold improvements rather than recognizing them as a reduction of rent expense over the lease term. The corrections of these errors resulted in a restatement of the fiscal 2003 consolidated financial statements.

Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements are stated at cost and include leasehold improvements and costs incurred in the development and construction of new restaurants and remodels, equipment and furniture and fixtures. Depreciation is computed using the straight-line method over estimated useful lives that range from two to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the related leases. Expenditures that are deemed to extend the useful life of the asset and which are greater than $1,000 are capitalized.

Restaurant Impairment Charges

Impairment losses are recorded on long-lived assets on a restaurant by restaurant basis whenever impairment factors are determined to be present. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. During fiscal 2005, we identified that certain locations were impaired and accordingly recorded a charge of $3.9 million. Impairment charges of $1.4 million and $8.5 million were recorded for fiscal years 2004 and 2003, respectively.

We opened nine restaurants in the fourth quarter of fiscal 2004 as part of a pilot program under our strategic alliance with Federated Department Stores, Inc. After evaluating the performance of these pilot restaurants in fiscal 2005, Cosi and Macy’s agreed that their respective capital priorities prevent them from expanding the program further, and therefore we have agreed to conclude the pilot program. As a result, we have recorded an impairment charge of approximately $3.3 million in fiscal 2005 for eight locations in Macy’s stores, including four that we closed in January 2006. In addition, we recorded an impairment charge of $0.6 million during fiscal 2005 for two underperforming company-owned locations.

During fiscal 2004, we recorded a charge of $1.4 million for the impairment of three company-owned restaurants and charges related to the closing of the New York support center. For fiscal 2003, we recorded a charge of $8.5 million related to the impairment of fifteen company-owned restaurants.

Lease Termination Benefits, Net

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

During fiscal 2005, we recognized approximately $0.2 million in income due primarily to the reversal of accruals that are no longer required. During fiscal 2004, we recognized approximately $1.5 million in income related to the reversal of certain lease termination accruals, which was partially offset by charges of approximately $0.9 million. In fiscal 2003, we recognized $4.5 million of lease termination income related to the reversal of certain lease termination accruals where we were able to exit the lease on a more favorable basis than previously anticipated, which was partially offset by charges of $1.1 million for stores closed in 2003 resulting in a net reversal

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

of $3.4 million.

Summary of lease termination reserve activity is as follows:

	(Dollars in thousands)

Balance as of December 30, 2002	$6,625.6
Charged to costs and expenses	(3,391.3)
Deductions	(1,009.4	)(b)

Balance as of December 29, 2003	2,224.9
Charged to costs and expenses	(588.8)
Deductions	(699.1	)(b)

Balance as of January 3, 2005	937.0
Charged to costs and expenses	(178.7)
Deductions	(16.1	)(b)

Balance as of January 2, 2006	$742.2

(b)	Payments to landlords and others for leases.

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

Gain on Sale of Assets

During fiscal 2005 we recognized $1.4 million in income related to the gain on the sale of three Boston locations that were sold to a franchisee during the fourth quarter of fiscal 2005.

Intangibles, Security Deposits and Other Assets

Intangibles and other assets consist of costs associated with obtaining liquor licenses, trademarks and logos. Liquor licenses are stated at cost which, in the aggregate, is not in excess of market value. Security deposits primarily consist of deposits placed on leased locations.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review intangible assets, including purchased goodwill, for impairment on an annual basis, or more often if events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. Goodwill or other intangibles with indefinite lives are not amortized. Finite lived intangibles are to be amortized over their estimated useful lives. Our intangibles consist of costs associated with obtaining liquor licenses, trademarks and logos. These identifiable intangibles have indefinite lives and, accordingly, are no longer being amortized. No amortization expense was recorded in fiscal 2005, 2004 or 2003.

Other Liabilities

Other liabilities consist of deferred rent and accrued lease termination costs (see Note 17).

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Our deferred tax assets will remain fully reserved until such time that we can determine that it is more likely than not that we will recognize the deferred tax asset.

Revenue Recognition

We record revenue at the time of the purchase of our products by our customers.

Cost of Sales

Cost of sales includes the cost of food, beverages, liquor, packaging products and related food supplies, inbound freight, restaurant payroll and related fringe benefits, and store occupancy costs. Store occupancy costs include base rent, contingent rents, common area maintenance, real estate and personal property taxes, utilities, and repairs and maintenance.

Advertising Costs

Advertising costs are expensed as incurred and approximated $1.0 million, $0.9 million and $0.7 million for fiscal years 2005, 2004 and 2003, respectively.

Restaurant Pre-Opening Costs

All costs incurred prior to the opening of a location, which consist primarily of salaries, rent and other direct expenses incurred with the initial setup of restaurants and certain costs related to remodels, employee training and general restaurant management, are expensed as incurred. Restaurant pre-opening expenses also include all occupancy costs incurred prior to the opening of the restaurant.

Net Loss Per Share

Basic and diluted loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents if any, outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents, if any, outstanding. In-the-money stock options and warrants to purchase an aggregate of 5,011,509, 6,262,354, and 1,401,411 shares of common stock were outstanding at January 2, 2006, January 3, 2005, and December 29, 2003, respectively. These outstanding stock options and warrants outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in these periods and so the impact would be anti-dilutive. Out-of-the-money stock options and warrants to purchase an aggregate of 1,339,852, 1,175,732, and 5,193,989 shares of common stock were outstanding at January 2, 2006, January 3, 2005 and December 29, 2003, respectively.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt the new standard in the first quarter of fiscal 2006. We currently estimate that the impact of adopting the new standard will be approximately $1.3 million for fiscal 2006 for grants outstanding through the end of fiscal 2005.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

The following illustrates the pro forma effect on net loss attributable to common stockholders and net loss per common share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

Pro Forma:

	Fiscal Year
	2005	2004	2003

Net loss as reported	$(13,125,941)	$(18,373,462)	$(26,493,593)
Add: Stock-based compensation expense included in reported net loss	3,158,451	3,219,113	986,905
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(4,063,585)	(3,691,060)	(2,123,150)

Pro forma net loss	$(14,031,075)	$(18,845,409)	$(27,629,838)

Net loss per common share: basic and diluted
As reported	$(0.38)	$(0.62)	$(1.53)

Pro forma	$(0.40)	$(0.64)	$(1.60)

The pro forma amounts are not representative of the effects on reported earnings for future years.

Pursuant to a stock option repricing approved by stockholders on December 29, 2003, 1,246,164 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per common share. In accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, we have recorded a charge of approximately $0.4 million in fiscal 2005 resulting from an increase in our stock price from $6.09 at January 3, 2005, to a stock price of $8.30, as of the close of business on January 2, 2006. We may be required to record additional adjustments in the future, that may be material, depending upon the movement of our stock price. Any forfeitures of repriced options will be reversed against the stock compensation expense recorded in previous quarters related to the unvested portion of those options in the period that the forfeitures become effective. During fiscal 2004, we recorded a charge of approximately $2.2 million related to the repriced options. There were no charges in fiscal 2003.

The weighted average fair values of the options calculated in accordance with SFAS 123 were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2005	2004	2003

Expected dividend yield	0%	0%	0%
Expected stock price volatility	68%	68%	40%
Average risk-free interest rate	3.79%	3.47%	4.01%
Average expected life of options	5	5	5

The weighted average fair value of the options granted during fiscal 2005, 2004 and 2003 was $3.89 per share, $2.84 per share and $0.84 per share, respectively on the date of grant.

Fair Value of Financial Instruments

The carrying value of all financial instruments reflected in the accompanying balance sheets approximates fair value at January 2, 2006 and January 3, 2005.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. We consider our operations to be in the food service industry and, as a result, we have one reportable segment with all sales generated in the United States.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Reclassifications

Certain amounts in the fiscal 2004 and 2003 consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS 151, when applied, will have a material impact on our financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

In October 2005, the FASB issued Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period (“FSP 13-1”). FSP 13-1 is effective for the fiscal period beginning after December 15, 2005 and requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. We expect the adoption of this Staff Position will not have a material impact on our operating results or financial condition as we already follow this practice.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

2.	Accounts Receivable

Accounts receivable consist of the following:

	Fiscal Year
	2005	2004

Accounts receivable, trade	$72,558	$530,745
Reimbursements due from landlords	159,675	—
Other	271,998	234,836

Total receivables	504,231	765,581
Less allowance for doubtful accounts	(7,972)	(152,355)

Accounts receivable, net	$496,259	$613,226

3.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	Fiscal Year
	2005	2004

Prepaid insurance	$1,888,411	$2,102,120
Prepaid rent	1,378,384	51,983
Other	405,878	160,995

Prepaid expenses and other current assets	$3,672,673	$2,315,098

4.	Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements consist of the following:

	Fiscal Year
	2005	2004

Leasehold improvements	$38,213,411	$36,694,608
Furniture and fixtures	10,130,070	8,856,755
Restaurant equipment	14,017,377	12,885,967
Computer and telephone equipment	9,321,252	8,253,972
Construction in progress	1,250,728	530,104

Total furniture and fixtures, equipment and leasehold improvements	72,932,838	67,221,406
Less accumulated depreciation and amortization	(39,430,192)	(33,146,915)

Furniture and fixtures, equipment and leasehold improvements, net	$33,502,646	$34,074,491

Depreciation and amortization expense for fiscal 2005, 2004 and 2003 was $7,425,099, $6,947,756 and $7,852,511, respectively.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

5.	Intangibles, Security Deposits and Other Assets

Intangibles, security deposits and other assets consist of the following:

	Fiscal Year
	2005	2004

Liquor licenses	$631,365	$785,598
Trademarks	195,000	195,000
Security deposits	1,286,696	1,191,398
Other	974,955	21,705

Total other assets	$3,088,016	$2,193,701

For fiscal 2003, we determined that certain trademarks and liquor licenses had been impaired, resulting in a charge of $0.6 million, which was included in general and administrative expense in the accompanying statement of operations.

6.	Accrued Expenses

Accrued expenses consist of the following:

	Fiscal Year
	2005	2004

Payroll and related benefits and taxes	$2,933,332	$2,648,324
Taxes payable, other than income taxes	673,597	762,305
Professional and legal	453,597	553,044
Rent	529,653	417,418
Gift cards/certificates	438,878	334,731
Severance	58,447	380,741
Insurance	1,235,485	2,216,698
Utilities	649,883	332,189
New restaurant construction	953,995	—
Unearned revenue	601,241	539,727
Other	1,309,079	1,492,367

Total accrued expenses	$9,837,187	$9,677,544

7.	Long-Term Debt

In May 1998, we entered into a construction note payable which accrued interest at a rate of 10% per annum and required monthly payments of $3,097 through 2007. However, during fiscal 2005, all outstanding principal and interest obligations under this note were paid in full.

In April 2003, we entered into a construction note payable with a landlord that required monthly payments of $1,742 and accrued interest at the rate of 7% per annum. The note was to mature in March 2013, however, during fiscal 2005, all outstanding principal and interest obligations under this note were paid in full.

In fiscal 2001 we entered into a settlement agreement involving a trademark dispute. The purchase agreement requires us to make annual payments of $25,000 through 2011. The estimated present value of those future payments is included in the long-term debt in the accompanying balance sheets.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

In July 2002, we purchased a liquor license. The agreement requires that we make monthly payments of $1,528 through February 2006. The outstanding obligation at January 2, 2006 was $3,025.

8.	Capital Lease Obligations

During fiscal 2004, we paid all remaining principal and interest due under our capital lease agreements which then terminated in accordance with the terms of the agreement.

9.	Income Taxes

Significant components of our deferred tax assets are as follows:

	Fiscal Year
	2005	2004

Deferred tax assets:
Net operating loss carryforward	$50,423,195	$47,673,687
Deferred compensation	1,469,231	341,995
Depreciation expense and impairment of long-lived assets	11,720,494	11,417,515
Lease termination accrual	282,009	356,046
Allowance for doubtful accounts	3,029	57,895
Contractual lease increases	1,994,001	1,578,249
Accrued expenses	86,146	130,788

Total deferred tax assets	65,978,105	61,556,175
Valuation allowance	(65,978,105)	(61,556,175)

Net deferred taxes	$—	$—

As of January 2, 2006, we have Federal net operating tax loss carryforwards of approximately $133.3 million, which if not used, will expire from 2016 through 2024. Utilization of the net operating losses may be subject to an annual limitation due to the change in ownership provisions of the Internal Revenue Code and similar state provisions. These annual limitations may result in the expiration of these net operating losses before their utilization. The Company has recorded a valuation allowance to offset the benefit associated with the deferred tax assets described above due to the uncertainty of realizing the related benefits.

10.	Stockholders’ Equity

Common Stock Purchase Rights

On November 18, 2002, the Board of Directors resolved to adopt a Shareholders’ Rights Plan (“Rights Plan”). At that time the Board declared a dividend distribution of one right (“Right”) for each share of common stock to shareholders of record on November 25, 2002. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of our preferred stock designated as Series D Preferred Stock at a price of $100 per one one-hundredth of a share. The Board of Directors also resolved to amend its certificate of incorporation, to designate 1,000,000 shares of Series D Preferred Stock for such issuance.

The exercise price and the number of Series D preferred shares issuable upon exercise are subject to adjustments from time to time to prevent dilution. The share purchase rights are not exercisable until the earlier to occur of (1) 10 days following a public announcement that a person or group of affiliated or associated persons, referred to as an acquiring person, have acquired beneficial ownership of 15% or more of our outstanding voting common stock or (2) 10 business days following the commencement of, or announcement of an intention to make, a

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

tender offer or exchange offer which would result in an acquiring person beneficially owning 15% or more of our outstanding voting shares of common stock.

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

Before the date the Rights are exercisable, the Rights may not be detached or transferred separately from the common stock. The Rights will expire in 2012, or, if the Rights become exercisable before 2012, at the close of business on the 90th day following such date the Rights become exercisable, provided that the Company’s Board of Directors does not extend or otherwise modify the Right. At any time on or prior to 10 business days following the time an acquiring person acquires beneficial ownership of 15% or more of the Company’s outstanding voting common stock, the Company’s Board of Directors may redeem the Rights in whole, but not in part, at a price of $.01 per Right. Immediately upon any Rights redemption, the exercised Rights terminate, and the holders will only be entitled to receive the redemption price.

Stock Purchase Warrants

Warrants, issued in conjunction with previous equity and debt securities, to purchase 2,154,286 shares of our common stock were outstanding as of January 2, 2006; 49,203 of which have an exercise price of $.01 per share and expire from November 2006 to April 2008; 2,069,280 of which have an exercise price of $6.00 per share, became exercisable after August 16, 2003 and expire from August 2007 to November 2007; 20,674 of which have an exercise price of $8.50 per share and expire in November 2007; 2,526 of which have an exercise price of $9.50 per share and expire in December 2006 and 12,603 of which have an exercise price of $14.88 per share and expire in November 2007; all of the warrants provide for anti-dilution adjustments in the event of stock splits, stock dividends, or recapitalization, reorganization, reclassification, consolidation, merger, stock exchange, sale of all or substantially all of the Company’s assets or other similar transactions. 85,006 of these warrants also provide for anti-dilution adjustments in the event we sell our stock at, or issue options, warrants, rights or other convertible securities having an exercise price of, less than the exercise price of such warrants or less than the market price as of the date of such issue or sale. All of the holders of these warrants are entitled to participate in any dividends declared upon shares of our common stock (other than dividends payable solely in shares of common stock) as if these holders had fully exercised such warrants.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Rights Offering

On December 29, 2003, we consummated a rights offering and raised an aggregate of approximately $7.5 million in cash from the sale of common stock in connection with the rights offering and pursuant to an investment agreement among us and certain investors that was approved by our stockholders at our 2003 Annual Meeting. We issued approximately 3.6 million shares of common stock pursuant to the rights offering. In addition, we issued approximately 1.4 million shares of common stock pursuant to the investment agreement and approximately 3.0 million shares of common stock pursuant to the conversion of $4.5 million of senior secured notes held by certain of the parties to the investment agreement in connection with the rights offering. In January 2004, pursuant to the investment agreement, LJCB Nominees Pty, Ltd. purchased an additional 693,963 shares for approximately $1.0 million. In August 2004, we issued an additional 29,641 shares of common stock resulting from an adjustment pursuant to the rights offering.

Private Placement

On April 30, 2004, we issued 3,550,000 shares of common stock to a limited number of institutional investors at a price of $5.65 per share pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended. This issuance provided us with gross proceeds of approximately $20.0 million.

Pursuant to the Securities Purchase Agreement relating to the private placement, we filed a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the shares purchased in the private placement. Because the registration statement was not declared effective by the staff of the SEC by July 29, 2004, pursuant to the Securities Purchase Agreement, we were required to make a payment to the purchasers of approximately $190,000. The payment was recorded in the other expense caption of the consolidated statement of operations in fiscal 2004. The registration statement was declared effective by the SEC on August 11, 2004.

Secondary Public Offering

On June 20, 2005, we completed a public offering of our common stock, issuing 5,837,563 shares at $6.30 per share, including the underwriters’ exercise of their over-allotment option to purchase and additional 761,421 shares of common stock. The total net proceeds of the offering, net of offering expenses of approximately $2.5 million including underwriter’s discount, were approximately $34.3 million.

11.	Stock-Based Employee Compensation

We have had several long-term incentive compensation plans, including the Amended and Restated Cosi, Inc. Long-Term Incentive Plan that provided for the granting of incentive and nonqualified stock options to employees. On May 2, 2005 the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”) went into effect superseding all prior long-term incentive plans. The Omnibus Plan provides for the issuance of restricted stock, restricted stock units, incentive and nonqualified stock options, and any other stock awards that may be payable in shares, cash, other securities, and any other form of property as may be determined by the Compensation Committee of our Board of Directors. The purpose of this plan is to attract and retain qualified individuals and to align their interest with those of stockholders by providing certain employees of Cosi, Inc. and its affiliates with the opportunity to receive stock-based and other long-term incentive grants. The terms and conditions of stock-based

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

awards under the plans are determined by the Compensation Committee of the Board of Directors. The grants are issued at fair market value and generally vest over a period of five years. We currently account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

When the Omnibus Plan went into effect, 3.7 million authorized but unissued common shares that were reserved under the Amended and Restated Cosi, Inc. Long Term Incentive Plan continued to be reserved for issuance under the Omnibus Plan. No additional awards will be granted under any of the prior long-term incentive plans including the Amended and Restated Cosi, Inc. Long-Term Incentive Plan.

As of January 2, 2006, approximately 7.0 million shares of common stock, in the aggregate, were reserved for issuance under the Omnibus Plan and for outstanding grants under the prior long-term incentive plans.

A summary of non-cash compensation is as follows:

	For the Fiscal Year Ended
	January 2,	January 3,	December 29,
	2006	2005	2003

Stock options variable accounting	$844,738	$2,151,295	$—
Amortization of unearned compensation related to restricted stock grants to employees	2,188,713	942,818	893,659
Awards of restricted stock to non-employee directors	125,000	125,000	—

Total non-cash stock compensation expense	3,158,451	3,219,113	893,659
Compensation included in restaurant operating expenses	214,266	363,830	—

Separately captioned stock compensation expense	$2,944,185	$2,855,283	$893,659

On December 12, 2005, we entered into a new employment agreement with William D. Forrest. Pursuant to the agreement, Mr. Forrest will continue to serve as Executive Chairman through December 31, 2006. After that date, Mr. Forrest will serve as Non-Executive Chairman. Pursuant to the agreement, we have granted Mr. Forrest 200,000 shares of restricted stock under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan. Mr. Forrest’s rights in the shares vest as follows: (i) 20% of the shares vested upon issuance; and (ii) 20% of the shares will vest on each of December 12, 2006, December 12, 2007, December 12, 2008, and December 12, 2009, provided that at each such date Mr. Forrest is still serving as Executive or Non-Executive Chairman. All shares issued pursuant to the employment agreement that are not then vested will fully vest upon the termination of his employment by Cosi without cause (as defined in the employment agreement), or upon a change of control (as defined in the employment agreement). If Mr. Forrest voluntarily terminates his employment or is terminated by Cosi for cause (as defined in the employment agreement), all unvested shares at the time of termination will be forfeited. The value of Mr. Forrest’s shares, based on the closing price of our common stock on the date of the grant, was $1,590,000, which was recorded as unearned stock compensation within stockholder’s equity. Amortization of unearned stock compensation expense of $331,000 for this grant is included in stock compensation expense in the accompanying 2005 consolidated statements of operations. Mr. Forrest had been granted 1,681,435 shares of restricted stock under his previous employment agreement, for which $718,000, $942,818 and $893,659 of stock compensation expense was recorded in 2005, 2004 and 2003, respectively. The remaining unamortized balance is being amortized evenly as stock compensation expense through March 31, 2006. We may issue additional grants to Mr. Forrest of up to 50,000 shares of restricted stock in each of fiscal 2006 and fiscal 2007, pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan and in accordance with terms and conditions prescribed by the Compensation Committee of our Board of Directors, including, without limitation, the timing, vesting and performance measures applicable to each such grant.

On May 9, 2005, we entered into an employment agreement with Kevin Armstrong to serve as Chief Executive Officer and President. Pursuant to the agreement, we issued 300,000 shares of our authorized but unissued common

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

stock to him. Mr. Armstrong’s rights in the shares vest as follows: (i) 20% of the shares vested upon issuance; and (ii) an additional 20% of the shares will vest on each of May 9, 2006, May 9, 2007, May 9, 2008, and May 9, 2009, provided that at each such date Mr. Armstrong continues to be employed by us. In addition, Mr. Armstrong may also receive an additional grant of an aggregate of 800,000 shares of our authorized but unissued common stock, to be awarded over fiscal years 2006 through 2009, pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan and in accordance with terms and conditions prescribed by the Compensation Committee of our Board of Directors, including, without limitation, the timing, vesting and performance measures applicable to each such grant. All shares issued pursuant to the employment agreement that are not then vested will fully vest upon the termination of his employment by Cosi without cause, as defined in the employment agreement, or upon a change of control (as defined in the employment agreement). If Mr. Armstrong voluntarily terminates his employment or is terminated by Cosi for cause, as defined in the employment agreement, all unvested shares at the time of termination will be forfeited. The value of Mr. Armstrong’s shares, based on the closing price of our common stock on the date of the grant, was $1,557,000 which was recorded as unearned stock compensation within stockholder’s equity. Amortization of unearned stock compensation expense of $513,810 is included in stock compensation expense in the accompanying 2005 consolidated statements of operations.

During fiscal 2005, pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 360,000 shares of our authorized but unissued common stock to certain key employees. The vesting of these shares will occur as follows: (i) 20% of the shares vested on the grant date: and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares for these certain key employees, based on the closing price of our common stock on the date of the grants, was $2,008,125 which was recorded as unearned stock compensation within stockholder’s equity. Amortization of unearned stock compensation expense of $624,982 is included in stock compensation expense in the accompanying 2005 consolidated statement of operations.

On May 02, 2005, we issued 25,610 shares of restricted common stock to certain members of the Board of Directors pursuant to the Cosi Non-Employee Director Stock Incentive Plan.

A summary of option activity for fiscal 2005, 2004 and 2003 follows:

	Number of	Range of	Weighted Average
	Options	Exercise Price	Exercise Price

Balance as of December 30, 2002	3,406,332	$1.56 - $18.81	$10.41
Granted	2,845,689	$1.36 - $ 7.00	$2.13
Cancelled/Expired	(1,841,182)	$1.36 - $12.25	$8.72

Balance as of December 29, 2003	4,410,839	$1.36 - $12.25	$5.68
Granted	1,514,291	$2.85 - $ 6.53	$4.59
Exercised	(249,058)	$1.56 - $ 5.30	$2.40
Cancelled/Expired	(419,122)	$1.63 - $ 12.3	$8.90

Balance as of January 3, 2005	5,256,950	$1.36 - $12.25	$5.26
Granted	146,845	$5.06 - $ 6.94	$6.54
Exercised	(819,949)	$1.37 - $ 6.11	$2.99
Cancelled/Expired	(386,771)	$1.63 - $ 6.87	$5.07

Balance as of January 2, 2006	4,197,075	$1.36 - $12.25	$6.09

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

Total exercisable at the end of the year:

		Weighted
		Average
		Exercise
	Options	Price

As of January 2, 2006	2,794,564	$6.87

As of January 3, 2005	2,763,986	$6.35

As of December 29, 2003	1,853,950	$7.63

The following table summarizes information about stock options outstanding at January 2, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$1.36 - $ 2.02	987,400	7.5	$1.79	707,800	$1.78
$2.09 - $ 2.99	592,472	7.3	2.60	419,910	2.63
$3.30 - $ 4.94	555,530	8.3	4.66	139,680	4.66
$5.08 - $ 7.00	757,624	7.6	5.93	262,060	5.87
$8.93 - $12.25	1,304,049	4.3	11.62	1,265,114	11.60

	4,197,075	6.6	$6.09	2,794,564	$6.87

12.	Defined Contribution Plan

We have a 401(k) Plan (the “Plan”) for all qualified employees. The Plan provides for a matching employer contribution of 25% of up to the first 4% of the employees’ deferred savings. The employer contributions vest over five years. The deferred amount cannot exceed 15% of an individual participant’s compensation in any calendar year. Our contribution to the Plan was approximately $49,000, $15,000 and $19,000 for fiscal years 2005, 2004 and 2003, respectively.

13.	Commitments and Contingencies

Commitments

As of January 2, 2006, we are committed under lease agreements expiring through 2015 for occupancy of our retail restaurants and for office space at the following minimum annual rentals:

2006	$12,959,696
2007	13,052,507
2008	12,061,788
2009	11,300,077
2010	9,946,826
Thereafter	$20,516,353

Amounts shown are net of approximately $1.4 million of sublease rental income under non-cancelable subleases. Rental expense for fiscal 2005, 2004 and 2003 totaled $12,583,335, $12,058,259 and $13,055,402, respectively. Certain lease agreements have renewal options ranging from 3 years to 15 years. In addition, certain leases obligate us to pay additional rent if restaurant sales reach certain minimum levels (percentage rent). Also, during fiscal 2004, we entered into agreements with Federated Department Stores, Inc. under which rent is based on

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

restaurant sales (percentage rent). Amounts incurred under these additional rent provisions and agreements were $756,192, $476,499 and $281,290, for fiscal years 2005, 2004 and 2003, respectively.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. In accordance with SFAS No. 13, Accounting for Leases, rent expense is recognized on a straight-line basis over the term of the respective leases. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in other liabilities in the accompanying consolidated balance sheets. The outstanding liability was $5,254,435 and $5,792,268 as of the end of fiscal 2005 and 2004, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, these allowances are recorded as deferred liabilities and amortized against rent expense over the term of the related lease. Included in other long-term liabilities in the accompanying consolidated balance sheets for fiscal 2005 and 2004 were landlord allowances of $1,184,004 and $1,247,964 , respectively.

As of January 2, 2006, the Company had outstanding approximately $520,000 in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal. These amounts are included as a component of Intangibles, Security Deposits and Other Assets in the accompanying consolidated balance sheets.

During fiscal 2005, we recognized approximately $178,000 in income due primarily to the reversal of lease termination accruals no longer required. During fiscal 2004 we recognized income of approximately $600,000 of lease termination income as we revised our estimates. Additionally, in fiscal 2003 we recognized approximately $3,400,000 in lease termination income related to the reversal of certain lease termination accruals where we were able to exit the lease on a more favorable basis than previously anticipated. During fiscal 2005, 2004 and 2003 we made cash payments of approximately $221,000, $699,000 and $1,000,000 related to restaurants in the lease termination accrual.

As of January 2, 2006, future minimum lease payments related to restaurants that have been closed is approximately $900,000, with remaining lease terms ranging from 2 to 8 years. For each of these locations, a lease termination reserve has been established based upon management’s estimate of the cost to exit the lease.

Other liabilities in the accompanying consolidated balance sheet as of January 2, 2006 includes $742,129 in accrued lease termination costs (including a current portion of $194,834), $5,254,435 in accrued contractual lease increases and $1,184,004 in landlord allowances. Other liabilities in the accompanying consolidated balance sheet as of January 3, 2005 includes $936,963 in accrued lease termination costs (including a current portion of $363,000), $5,792,268 in accrued contractual lease increases and $1,247,964 in landlord allowances.

Purchase Commitments

We purchase all contracted coffee products through a single supplier, Coffee Bean International, Inc. (“Coffee Bean International”), under an agreement that expires in June 2010. In the event of a business interruption, Coffee Bean International is required to utilize the services of a third party roaster to fulfill its obligations. If the services of a third party roaster are used, Coffee Bean International will guarantee that the product fulfillment standards stated in our contract will remain in effect throughout such business interruption period. Either party may terminate the agreement by written notice in accordance and subject to the terms of the agreement.

We have a long term beverage marketing agreement with Coca-Cola Company. We have received approximately $600,000 in allowances under this agreement, which is being recognized ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received as of January 2, 2006.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

Currently, we do not have any long-term contracts with suppliers other than the agreements noted above. However, we do have an agreement with Distribution Market Advantage, Inc. (“DMA”) that provides us access to a national network of independent distributors. Under this agreement, which expires in November 2010, these independent distributors will supply us with approximately 74% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers.

As of January 2, 2006, the Company had approximately $905,000 of construction obligations.

Self-Insurance

We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum liability of $100,000 per participant during a plan year. Benefits paid in excess of $100,000 are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. Health insurance expense for the fiscal years 2005, 2004 and 2003 was approximately $1,310,000, $1,251,000 and $1,316,000, respectively.

Litigation

In the normal course of business, we are routinely named as a defendant in or are a party to pending and threatened legal actions, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations, employment related claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. To date, none of such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSI, INC.

By:	/s/ WILLIAM KOZIEL
William Koziel
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM D. FORREST William D. Forrest	Chairman of the Board	March 15, 2006

/s/ KEVIN ARMSTRONG Kevin Armstrong	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2006

/s/ WILLIAM KOZIEL William Koziel	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2006

/s/ ELI COHEN Eli Cohen	Director	March 15, 2006

/s/ CREED L. FORD III Creed L. Ford III	Director	March 15, 2006

/s/ TERRY DIAMOND Terry Diamond	Director	March 15, 2006

/s/ EDNA MORRIS Edna Morris	Director	March 15, 2006

/s/ MARK DEMILIO Mark Demilio	Director	March 15, 2006

/s/ ROBERT MERRITT Robert Merritt	Director	March 15, 2006

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2.1		Merger Agreement by and among Xando, Incorporated, Xando Merger Corp. and Cosi Sandwich Bar, Inc. dated as of October 4, 1999 (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
3.1		Amended and Restated Certificate of Incorporation of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
3.2		Amended and Restated By-Laws of Cosi, Inc. (Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
4.1		Form of Certificate of Common Stock (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
4.2		Rights Agreement between Cosi, Inc. and American Stock Transfer and Trust Company as Rights Agent dated November 21, 2002 (Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
4.3		Amended and Restated Registration Agreement, dated as of March 30, 1999 (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
4.4		Supplemental Registration Rights Agreement, dated as of August 5, 2003 by and among the Company and the parties thereto (Filed as Exhibit 4.4.2 to the Company’s Registration Statement on Form S-1, file #333-107689).
4.5		Amendment No. 1 to Rights Agreement dated as of November 21, 2002, between Cosi, Inc. and American Stock Transfer and Trust Company, as rights agent (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).
4.6		Investment Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A, file #333-107689).
4.7		Letter Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A, file #333-107689).
10.1		Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (Filed as Exhibit C to the Company’s Proxy Statement on Schedule 14A filed on March 31, 2005, file #000-50052.
10.2		Cosi Employee Stock Purchase Plan. (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, file #333-86390)
10.3		Cosi Non-Employee Director Stock Incentive Plan. (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, file #333-86390)
10.4		Cosi Sandwich Bar, Inc. Incentive Stock Option Plan. (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, file #333-86390)
10	.5.1	Employment Agreement between Cosi, Inc. and Cynthia Jamison, dated as of July 7, 2004. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2004).
10	.5.2	Separation and Release Agreement between Cosi, Inc. and Jonathan M. Wainwright, Jr., dated January 3, 2005. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 6, 2005).
10	.5.3	Employment Agreement between Cosi, Inc. and Kevin Armstrong, dated May 9, 2005. (Filed as Exhibit 10.51.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2005).
10	.5.4	Separation and Release Agreement between Cosi, Inc. and Cynthia Jamison, dated August 17, 2005. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 23, 2005).
10	.5.5	Employment Agreement between Cosi, Inc. and William D. Forrest, dated December 12, 2005. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 16, 2005).
10	.5.6	Terms of Employment between Cosi, Inc. and William E. Koziel, effective as of August 17, 2005 as described in the Company’s Current Report on Form 8-K. (Filed on August 23, 2005).

Exhibit
Number		Description of Exhibit

10	.6.1	Foodservice Distribution Agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of November 1, 2005. (1)
10	.7.1	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10	.7.2	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10.8		Form of Senior Secured Note and Warrant Purchase Agreement. (Filed as Exhibit 10.7 to the Company’s Registration on Form S-1, file #333-86390).
10.9		Securities Purchase Agreement dated as of April 27, 2004 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2004).
10.10		Form of Restricted Stock Award Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 6, 2005).
16		Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of August 13, 2004, acknowledging its agreement with the statements made in Current Report on Form 8-K (Filed as Exhibit 16 to the Company’s Current Report on Form 8-K, dated August 13, 2004.
21		Subsidiaries of Cosi, Inc. (Filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
23.1		Consent of Independent Registered Public Accounting Firm.
23.2		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Portions of Exhibit 10.6.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.