Form 10-Q
period 2006-04-03
COSI INC
filed 2006-05-10
CIK 1171014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock, $.01 par value, outstanding at May 5, 2006: 39,357,339

COSI, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cosi, Inc.
Consolidated Balance Sheets
As of April 3, 2006 and January 2, 2006
(dollars in thousands, except per share data)

	April 3, 2006	January 2, 2006
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,914.1	$1,952.3
Investments	26,909.0	32,917.5
Accounts receivable, net of allowances of $10.0 and $8.0, respectively	1,390.2	496.2
Inventories	791.1	914.6
Prepaid expenses and other current assets	3,160.2	3,672.7

Total current assets	38,164.6	39,953.3

Furniture and fixtures, equipment and leasehold improvements, net	34,051.4	33,502.7
Intangibles, security deposits and other assets, net	2,904.7	3,088.0

Total assets	$75,120.7	$76,544.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,786.8	$2,689.2
Accrued expenses	8,291.0	9,837.2
Deferred franchise revenue	1,572.5	510.0
Current portion of other long-term liabilities	515.5	345.0
Current portion of long-term debt	15.8	18.8

Total current liabilities	13,181.6	13,400.2

Long-term debt, net of current portion	99.8	99.9
Other long-term liabilities, net of current portion	6,667.6	6,835.5

Total liabilities	19,949.0	20,335.6

Commitments and contingencies

Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 39,313,247 and 38,478,796 shares issued and outstanding, respectively	393.1	384.8
Additional paid-in capital	267,347.4	268,330.5
Unearned stock compensation	—	(3,866.4)
Treasury stock, 239,543 shares at cost	(1,197.7)	(1,197.7)
Accumulated deficit	(211,371.1)	(207,442.8)

Total stockholders’ equity	55,171.7	56,208.4

Total liabilities and stockholders’ equity	$75,120.7	$76,544.0

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Operations
For the Three Month Period Ended April 3, 2006 and April 4, 2005
(dollars in thousands, except per share data)

	Three Months Ended
	April 3,	April 4,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$29,457.7	$27,205.1
Franchise fees and royalties	187.3	—

Total revenues	29,645.0	27,205.1

Costs and expenses:
Cost of food and beverage	6,975.1	6,673.8
Labor and related benefits	9,876.8	9,438.5
Occupancy and other operating expenses	7,463.2	6,752.0

	24,315.1	22,864.3
General and administrative expenses	5,553.5	5,180.7
Stock-based compensation expense	1,940.4	231.2
Depreciation and amortization	1,832.1	1,765.1
Restaurant pre-opening expenses	265.3	21.9
Lease termination expense	26.6	—

Total costs and expenses	33,933.0	30,063.2

Operating loss	(4,288.0)	(2,858.1)

Interest income	361.7	30.8
Interest expense	(2.3)	(6.3)
Allowance for notes receivable from stockholders	—	16.8
Other income (expense)	0.3	21.2

Net loss	$(3,928.3)	$(2,795.6)

Per Share Data:
Net loss per share, basic and diluted	$(0.10)	$(0.09)

Weighted average shares outstanding:	37,812,590	31,200,458

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statement of Stockholders’ Equity
For the Three Months Ended April 3, 2006
(unaudited)
(dollars in thousands, except share data)

	Common Stock				Treasury Stock
			Additional	Unearned
	Number of		Paid In	Stock	Number of		Accumulated
	Shares	Amount	Capital	Compensation	Shares	Amount	Deficit	Total
Balance, January 2, 2006	38,478,796	$384.8	$268,330.5	$(3,866.4)	239,543	$(1,197.7)	$(207,442.8)	$56,208.4

Exercise of options	198,979	1.9	919.1	—	—	—	—	921.0
Adoption of FAS 123R	—	—	(3,866.4)	3,866.4	—	—	—	—
Issuance of restricted stock	485,000	4.9	(4.9)	—	—	—	—	—
Stock-based compensation	—	—	1,954.1	—	—	—	—	1,954.1
Exercise of warrants	150,472	1.5	15.0	—	—	—	—	16.5
Net loss	—	—	—	—	—	—	(3,928.3)	(3,928.3)

Balance, April 3, 2006	39,313,247	$393.1	$267,347.4	$—	239,543	$(1,197.7)	$(211,371.1)	$55,171.7

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Cash Flows
For the Three Month Periods Ended April 3, 2006 and April 4, 2005
(dollars in thousands)

	April 3, 2006	April 4, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,928.3)	$(2,795.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,832.1	1,765.1
Non-cash portion of asset disposals	17.4	3.4
Recovery for bad debts	2.0	21.0
Stock-based compensation expense	1,954.1	251.7
Reserve on notes receivable from stockholders	—	(16.8)
Changes in operating assets and liabilities:
Accounts receivable	(896.0)	(19.8)
Inventories	123.5	34.7
Prepaid expenses and other current assets	512.5	(1,018.9)
Other assets	205.4	(115.6)
Accounts payable	97.6	(1,007.4)
Accrued expenses	(1,260.8)	(2,504.0)
Other liabilities	1,575.0	(64.2)

Net cash provided by (used in) operating activities	234.5	(5,466.4)

Cash flows from investing activities:
Capital expenditures	(2,380.9)	(323.2)
Decrease in accounts payable for capital expenditures	(781.2)	—
Purchase of investments	(66,232.9)	—
Redemption of investments	72,241.4	7,973.3
Net payment of security deposits	(22.1)	(22.8)

Net cash provided by investing activities	2,824.3	7,627.3

Cash flows from financing activities:
Net proceeds from issuance of common stock	906.0	1,882.5
Principal payments on long-term debt	(3.0)	(16.1)

Net cash provided by financing activities	903.0	1,866.4

Net increase in cash and cash equivalents	3,961.8	4,027.3
Cash and cash equivalents, beginning of period	1,952.3	1,089.7

Cash and cash equivalents, end of period	$5,914.1	$5,117.0

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2.3	$4.5

Corporate franchise and income taxes	$112.3	$84.3

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
The balance sheet at January 2, 2006 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The results for the three month period ended April 3, 2006 may not be indicative of the results for the fiscal year.
Certain amounts in the fiscal 2005 consolidated financial statements have been reclassified to conform to the fiscal 2006 presentation.
This Report should be read in conjunction with our Annual Report on Form 10-K for the year ended January 2, 2006, as filed with the Securities and Exchange Commission (“SEC”).
Note 2 – Investments
As of April 3, 2006, investments consisted of United States government agency notes, highly rated commercial paper and auction rate securities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our intentions regarding these instruments, we classify all marketable debt securities as held-to-maturity and account for these investments at amortized cost. The amortized principal amount of investments at April 3, 2006 and January 2, 2006 was $26.9 million and $32.9 million, respectively, and the weighted average interest rate was 4.55% and 4.09%, respectively. The amortized principal amount approximates fair value at April 3, 2006 and at January 2, 2006. We determine the fair value of our investments in debt securities based upon public market rates. All investments mature within one year. None of the short-term investments purchased during 2005 or to date through 2006 have been sold prior to their maturity.
Investments on April 3, 2006 consisted of the following:

		Unrealized
		Pre-Tax
	Cost Basis	Net Gains	Fair Value
	(in thousands)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$19,831.4	$84.6	$19,916.0
Debt securities issued by states of the United States and political subdivisions of the states	5,000.0	—	5,000.0
Corporate debt securities	1,992.2	0.80	1,993.0

	$26,823.6	$85.4	$26,909.0

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
Note 3 – Stock-Based Compensation
A summary of non-cash compensation is as follows:

	For the Three Months Ended
	(in thousands)
	April 3, 2006	April 4, 2005
Stock options variable accounting	$—	$71.7
Stock option compensation expense	273.9	—
Restricted stock compensation expense	1,680.2	180.0

Total non-cash stock compensation expense	1,954.1	251.7

Non-cash compensation included in labor and related benefits	13.7	20.5

Separately captioned stock compensation expense	$1,940.4	$231.2

As of April 3, 2006, there was approximately $2.8 million of total unrecognized compensation cost related to stock options granted under the Company’s various incentive plans which will be recognized over the remaining vesting period of the options through fiscal 2010. In addition, as of April 3, 2006, there was approximately $7.5 million of total unrecognized compensation cost related to restricted stock granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan. The cost related to restricted stock grants will be recognized on a straight-line basis over a period of four years from the date of each grant through fiscal 2010.
Effective January 3, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation cost be recognized in the financial statements. We selected the modified prospective method of adoption. Under this method, compensation expense that we recognized for the quarter ended April 3, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 3, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after January 3, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, our stock compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. Results for prior periods have not been restated. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant.
In the first quarter of 2005, had compensation expense been recognized for our share-based compensation plans by applying the fair value recognition provisions of FAS 123, we would have recorded a net loss and net loss per share as follows for the three month period ended April 4, 2005:

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Three Months Ended
April 4, 2005
(dollars in thousands
except per share data)
Net loss as reported	$(2,795.6)

Add: stock-based compensation expense included in reported net loss	251.7

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(781.6)

Pro forma net loss	$(3,325.5)

Net loss per common share: basic and diluted
As reported	$(0.09)
Pro forma	$(0.11)
SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. Furthermore, in accordance with the provisions of SFAS 123R, we reclassified the balance in unearned compensation to additional paid-in capital in our consolidated balance sheet as of January 3, 2006.
Pursuant to a stock option repricing previously approved by shareholders, on December 29, 2003, 1,246,164 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per common share. In accordance with APB 25, we recorded a charge for the three months ended April 4, 2005 of approximately $72,000 resulting from an increase in our stock price from $6.09, as of the close of business on January 3, 2005, to a stock price of $6.16, as of the close of business on April 4, 2005, on the remaining options outstanding partially offset by a decrease in the total number of repriced options outstanding due to forfeitures during the quarter. As a result of the adoption of FAS123R, we did not record any variable accounting charges or income during the first quarter of fiscal 2006.
Pursuant to the terms of his employment agreement, dated December 12, 2005, we granted to William D. Forrest 200,000 shares of our authorized but unissued common stock on December 12, 2005 and an additional 40,000 shares on March 30, 2006, all under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan. Mr. Forrest’s rights in the shares vested 20% on the grant date and an additional 20% vests annually for a period of four years on the anniversary of the grant date, provided that at each such date Mr. Forrest is still serving as Executive or Non-Executive Chairman. Mr. Forrest may also receive additional grants up to an aggregate of 50,000 shares of our authorized but unissued common stock in fiscal 2007, pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan and in accordance with terms and conditions prescribed by the Compensation Committee of our Board of Directors, including, without limitation, the timing, vesting and performance measures applicable to each such grant. All shares issued pursuant to the employment agreement that are not then vested will fully vest upon the termination of his employment by Cosi without cause (as defined in the employment agreement), or upon a change of control (as defined in the employment agreement). If Mr. Forrest voluntarily terminates his employment or is terminated by Cosi for cause (as defined in the employment agreement), all unvested shares at the time of termination will be forfeited. The value of Mr. Forrest’s shares, based on the closing price of our common stock on the date of the grants, was $1,590,000 and $428,000, respectively. Stock compensation expense of approximately $165,000 for these grants is included in stock compensation expense in the accompanying consolidated statements of operations for the quarter ended April 3, 2006. Mr. Forrest had been granted 1,681,435 shares of restricted stock under his previous employment agreement, for which approximately $181,000 and $180,000 of stock compensation expense was recorded in the quarters ended April 3, 2006, and April 4, 2005, respectively.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
Pursuant to the terms of his employment agreement, dated May 9, 2005, we granted to Kevin Armstrong 300,000 shares of our authorized but unissued common stock on May 9, 2005, and an additional 160,000 shares on March 30, 2006, all under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan. Mr. Armstrong’s rights in the shares vested 20% on the grant date and an additional 20% vests annually for a period of four years on the anniversary of the grant date, provided that at each such date Mr. Armstrong continues to be employed by us. Mr. Armstrong may also receive additional grants up to an aggregate of 640,000 shares of our authorized but unissued common stock, to be awarded in fiscal years 2007 through 2009, pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan and in accordance with terms and conditions prescribed by the Compensation Committee of our Board of Directors, including, without limitation, the timing, vesting and performance measures applicable to each such grant. All shares issued pursuant to the employment agreement that are not then vested will fully vest upon the termination of his employment by Cosi without cause (as defined in the employment agreement), or upon a change of control (as defined in the employment agreement). If Mr. Armstrong voluntarily terminates his employment or is terminated by Cosi for cause (as defined in the employment agreement), all unvested shares at the time of termination will be forfeited. The value of Mr. Armstrong’s shares, based on the closing price of our common stock on the date of the grants, was $1,557,000 and $1,712,000, respectively. Stock compensation expense of approximately $420,000 for these grants is included in stock compensation expense in the accompanying consolidated statement of operations for the quarter ended April 3, 2006.
During fiscal 2005, pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 360,000 shares of our authorized but unissued common stock to certain key employees. The vesting of these shares will occur as follows: (i) 20% of the shares vested on the grant date: and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares for these certain key employees, based on the closing price of our common stock on the date of the grants, was $2,008,125. Stock compensation expense of approximately $90,000 is included in stock compensation expense in the accompanying consolidated statement of operations for the quarter ended April 3, 2006.
During the first quarter of 2006, pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 315,000 shares of our authorized but unissued common stock to certain key employees. The vesting of these shares will occur as follows: (i) 20% of the shares vested on the grant date: and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares for these certain key employees, based on the closing price of our common stock on the date of the grants, was $3,259,500. Stock compensation expense relating to these grants of approximately $816,000 is included in stock compensation expense in the accompanying consolidated statement of operations for the quarter ended April 3, 2006.
NOTE 4 – Warrants
During the three month period ended April 3, 2006, we sold 385,834 shares of our common stock for an aggregate consideration of $2.3 million pursuant to the exercise of warrants, of which $16,398 was received in cash and the balance was settled under the net exercise method. There were no exercises of warrants during the three month period ended April 4, 2005.
The exercise prices of the warrants are fixed as of the date of issuance, and the warrants are exercisable for a period of 10 years after the date of issuance. The aggregate exercise price may be payable by check or by surrender of shares based on market price equal in value to the aggregate exercise price. All of the warrants provide for adjustment of the number of warrant shares and the exercise price in the event we subdivide the outstanding common stock into a greater number of shares or combine the outstanding shares of common stock into a smaller number of shares. All of the warrants also give warrant holders the right to acquire and receive warrant stock in the event of a reorganization, reclassification, consolidation, merger or sale of all or substantially all of the Company’s assets or other transaction, which in each case is effected in such a way that the holders of the Company’s common stock are entitled to receive stock, securities or assets with respect to or in exchange for common stock. Certain warrants issued prior to 2002 also

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
provide for full anti-dilution adjustments to the number of shares of stock obtainable upon exercise of the warrants and the exercise price in the event of (i) the sale or issuance of the Company’s common stock, other than the sale or issuance of warrants to employees, directors or consultants pursuant to stock option plans and stock ownership plans approved by the Company’s board of directors, (ii) the sale or issuance of stock rights or stock options for the Company’s common stock, or (iii) the sale or issuance of convertible securities convertible into the Company’s common stock, or (iv) adjustments for terminated or expired stock options or shares of the Company’s common stock. The warrants are exercisable by the holder giving written notice to the Company of its desire to exercise, along with payment in full of the aggregate exercise price if paying by check, or direction to utilize the cashless exercise method whereby the holder will surrender shares of stock equal in value to the aggregate exercise price, using the market price on the date of the exercise notice to the Company.
NOTE 5 – Inventories
Inventories are stated at the lower of cost (“First In, First Out” method) or market, and consist principally of food, beverage, liquor and packaging and related food supplies.
NOTE 6 – Furniture and Fixtures, Equipment, and Leasehold Improvements
Furniture and fixtures, equipment and leasehold improvements consist of the following:

	As of	As of
	April 3,	January 2,
(in thousands)	2006	2006
Leasehold improvements	$39,218.3	$38,213.4
Furniture and fixtures	10,394.9	10,130.0
Restaurant equipment	14,225.6	14,017.4
Computer and telephone equipment	9,596.9	9,321.3
Construction in progress	1,574.4	1,250.8
Vehicles	29.7	—

	75,039.8	72,932.9

Less: accumulated depreciation and amortization	(40,988.4)	(39,430.2)

Net furniture and fixtures, equipment and leasehold improvements	$34,051.4	$33,502.7

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
Note 7 – Accrued Expenses
Accrued expenses consist of the following:

	April 3,	January 2,
(in thousands)	2006	2006
Payroll and related benefits and taxes	$3,314.2	$2,933.3
Professional and legal costs	361.6	453.6
Taxes payable	925.9	673.6
Rent obligations	244.6	529.7
Gift cards/certificates	370.7	438.9
Utilities	595.8	649.9
New restaurant construction	172.8	954.0
Insurance	597.7	1,235.5
Unearned revenue	592.5	601.2
Other	1,115.2	1,367.5

Accrued expenses	$8,291.0	$9,837.2

Note 8 — Long-Term Debt
Notes Payable:
In July 2002, we entered into an agreement to purchase a liquor license. Under the agreement, we were required to make monthly payments of $1,528 through February 2006. All outstanding principal and interest obligations under that note were paid in full during the quarter ended April 3, 2006.
In 2001, we entered into a settlement agreement involving a trademark dispute. Under that agreement, we are obligated to make annual payments of $25,000 per year through 2011. The present value of those future payments is included in Long-Term Debt in the accompanying balance sheet.
NOTE 9 – Earnings Per Share
Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. In-the-money stock options and warrants to purchase an aggregate of 4,731,119 and 3,168,781 shares of common stock plus 1,055,000 and 419,686 of unvested restricted shares, were outstanding at April 3, 2006, and April 4, 2005, respectively. These stock options, warrants, and unvested shares outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and hence, the impact would be anti-dilutive. Out-of-the-money stock options and warrants to purchase an aggregate of 994,677 and 3,562,561 shares of common stock were outstanding at April 3, 2006 and April 4, 2005, respectively. All of the warrants provide for anti-dilution adjustments in the event of stock splits, stock dividends, or recapitalization, reorganization, reclassification, consolidation, merger, stock exchange, sale of all or substantially all of the Company’s assets or other similar transactions. In addition, 85,006 of these warrants also provide for anti-dilution adjustments in the event we sell our stock at, or issue options, warrants, rights or other convertible securities having an exercise price of, less than the exercise price of such warrants or less than the market price as of the date of such issue or sale.
NOTE 10 — Lease Termination Costs
During the first quarter of fiscal 2006 we recorded lease termination charges of approximately $40,000 partially offset by approximately $10,000 of income due primarily to the reversal of lease termination accruals deemed no longer required.
Future store closings, if any, may result in lease termination charges. Charges for lease termination costs will be

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended April 3, 2006, and April 4, 2005 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2005 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.
OVERVIEW
System wide restaurants:

	For the Three Months Ended				For the Three Months Ended
	April 3, 2006				April 4, 2005
	Company-				Company-
	Owned		Franchise	Total	Owned	Franchise	Total
Restaurants at beginning of period	96	(a)	5	101	92	—	92
New restaurants opened	2		—	2	—	—	—
Restaurants permanently closed	4		—	4	—	—	—

Restaurants at end of period	94	(a)	5	99	92	—	92

(a)	Includes two company-owned locations that currently remain closed as a result of Hurricane Wilma. Their re-opening as yet undertermined.
We currently own and operate 95 company-owned premium convenience restaurants in 15 states and the District of Columbia, including one restaurant opened in Pennsylvania, subsequent to the first quarter of fiscal 2006. We opened two new restaurants during the first quarter of fiscal 2006, including one in the Connecticut market and one within a Federated Department Store (“Macy’s”) located in the California market, the final location under the recently concluded pilot program.
During fiscal 2005, we concluded our pilot program with Macy’s which was launched in March 2004. After evaluating the pilot program, Cosi and Macy’s agreed that, while Cosi fulfilled Macy’s goals for a distinctive “rest and refresh” service offering for its guests, our respective capital priorities prevented any further expansion of the program. During the first quarter of fiscal 2006, we permanently closed four locations operated in Macy’s stores around the country and in addition, two Macy’s locations remain closed due to Hurricane Wilma.
Our restaurants offer innovative savory made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi Bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers.
Our menu features high-quality sandwiches, freshly tossed salads, Cosi bagels, pizzas, S’mores and other desserts, and a variety of coffees along with other soft drink beverages, teas and alcoholic beverages. Our restaurants offer lunch and afternoon coffee in a counter service format, with most offering breakfast and/or dinner and dessert menus as well. We operate our company-owned restaurants in two formats: Cosi and Cosi Downtown. Cosi Downtown restaurants, which are located in nonresidential central business districts, close for the day in the early evening, while Cosi restaurants offer dinner and dessert in a casual dining atmosphere.
Our goal is to become the leading national premium convenience restaurant, and we are focused on knowing our customers and their needs. We conducted a study of our target customers and their geographic distribution to determine our market potential in different real estate sites. Based on this study, we determined that our target customers are adults aged 18 to 34 without children, upscale suburbanites and metro elites of all ages, and we believe there are approximately 40 million heads of households in this demographic mix. We utilized these results to determine our overall market potential. As a result, we believe we can more accurately assess the viability of different real estate sites. Our study indicated that the top 75 markets where our target customers are concentrated can support up to approximately 1,900 restaurants. We also developed a new restaurant design that enhances our customers’ experience and that we believe is more efficient to operate. This new design was unveiled in Avon, Connecticut in March 2004. There are currently 15 locations system wide that incorporate the new design, including three locations that were remodels.
We are currently eligible to offer franchises in 47 states and the District of Columbia. We offer franchises to area developers and individual franchise operators. The initial franchise fee, payable to us, for both an area developer and an individual franchise operator is $40,000 for the first restaurant and $35,000 for each additional restaurant.
We believe that offering Cosi franchised restaurants to area developers and individual franchisees offers the prospects of strong financial returns. By franchising, we believe we will be able to increase the presence of our restaurants in various markets throughout the country and generate additional revenue without the large upfront capital commitments and risk associated with opening company-owned restaurants. We currently have secured franchise commitments from 18 area developers for 218 locations, including five locations open as of the end of the first quarter of fiscal 2006.
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
Long lived assets: Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144 has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level and record an impairment loss whenever we determine impairment factors are present. We have developed and implemented an operational improvement plan, and we undertake impairment reviews periodically. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. No impairments were recorded during the first quarters of fiscal 2006 or fiscal 2005.
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
In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002. During the first quarter of fiscal 2006 we recorded charges of approximately $40,000 partially offset by approximately $10,000 of income due primarily to the reversal of accruals deemed no longer required.
Stock options: Effective January 3, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation cost be recognized in the financial statements. We selected the modified prospective method of adoption. Under this method, compensation expense that we recognized for the quarter ended April 3, 2006 included: (a) compensation expense for all share based payments granted prior to, but not yet vested as of January 3, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after January 3, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, our stock compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. As a result, we recognized stock option compensation expense of $0.3 million during the quarter ended April 3, 2006. Results for prior periods have not been restated. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant
Furniture and Fixtures, Equipment, and Leasehold Improvements: Our property and equipment is stated at cost. We compute depreciation and amortization of property and equipment on a straight-line basis over the estimated useful lives of the related assets. We amortize leasehold improvements over the shorter of the estimated useful life or term of the lease.
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
REVENUE
Restaurant Net Sales. Our company-owned and operated restaurant sales are composed almost entirely of food and beverage sales. We record revenue at the time of the purchase of our products by our customers.
Franchise Fees and Royalties. Franchise fees and royalties includes fees earned from franchise agreements entered into with area developers and franchise operators as well as royalties received based on sales generated at franchised restaurants. We recognize the franchise fee in the period in which each franchise location opens. We recognize franchise royalties in the period in which sales are made by our franchise operators.

Gift Card Sales. We offer our customers the opportunity to purchase gift cards at our restaurants and through our website. Customers can purchase these cards at varying dollar amounts. At the time of purchase by the customer, we record a gift card liability for the face value of the card purchased. We recognize the revenue and reduce the gift card liability when the gift card is redeemed. We do not reduce our recorded liability for potential non-use of purchased gift cards.
COMPARABLE RESTAURANT SALES
In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. At April 3, 2006 and April 4, 2005, there were 82 and 83 restaurants in our comparable restaurant base, respectively.
COSTS AND EXPENSES
Cost of food and beverage. Cost of food and beverage is composed of food and beverage costs. Food and beverage costs are variable and increase with sales volume.
Labor and related benefits. The costs of labor and related benefits include direct hourly and management wages, bonuses, payroll taxes, health insurance and all other fringe benefits.
Occupancy and other operating expenses. Occupancy and other operating expenses include direct restaurant level operating expenses, including the cost of paper and packaging, supplies, restaurant repairs and maintenance, utilities, rents and related occupancy costs.
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
Stock compensation expense. Stock compensation expense includes the charges related to recognizing the fair value of stock options and restricted stock as compensation for awards to certain key employees and non-employee directors, except the costs related to compensation for restaurant employees which are included in labor and related benefits.
Depreciation and amortization. Depreciation and amortization principally includes depreciation on restaurant assets.
Restaurant pre-opening expenses. Restaurant pre-opening expenses, which are expensed as incurred, include the costs of recruiting, hiring and training the initial restaurant work force, travel, the cost of food and labor used during the period before opening, the cost of initial quantities of supplies and other direct costs related to the opening of, or remodeling, of a restaurant. Pre-opening expenses also includes rent expense recognized on a straight line basis from the date we take possession through the period of construction, renovation and fixturing prior to opening the restaurant.

RESULTS OF OPERATIONS
Our operating results for the three month periods ended April 3, 2006 and April 4, 2005, expressed as a percentage of total revenues, except where otherwise noted, were as follows:

	Three Months Ended
	April 3,	April 4,
	2006	2005
Revenues:
Restaurant net sales	99.4%	100.0%
Franchise fees and royalties	0.6	0.0

Total revenue	100.0	100.0

Costs and expenses:
Cost of food and beverage(1)	23.7	24.5
Labor and related benefits(1)	33.5	34.7
Occupancy and other operating expenses(1)	25.3	24.8

	82.5	84.0
General and administative expenses	18.7	19.0
Stock compensation expense	6.5	0.8
Depreciation and amortization	6.2	6.5
Restaurant pre-opening expenses	0.9	0.2
Lease termination expense	0.1	—

Total costs and expenses	114.9	110.5

Operating loss	(14.5)	(10.5)

Other income (expense):
Interest income	1.2	0.1
Interest expense	—	—
Allowance for stockholders notes receivables	—	—
Other income	—	0.1

Net loss	(13.3)%	(10.3)%

(1)	As a percentage of restaurant net sales
Restaurant Net Sales
Restaurant net sales increased 8.3%, or $2.3 million, to $29.5 million in the first quarter of fiscal 2006 from $27.2 million in the comparable quarter of fiscal 2005 due primarily to a 5.3%, or $1.4 million, increase in comparable restaurant net sales and $2.2 million in net sales at restaurants opened subsequent to the first quarter of fiscal 2005, partially offset by approximately $1 million in net sales related to the three Boston restaurants sold to a franchise area developer at the end of fiscal 2005 and approximately $0.4 million in net sales related to restaurants closed during and subsequent to the first quarter of fiscal 2005. During the first quarter of fiscal 2006, our transaction count and average guest check in comparable restaurants increased 2.1% and 3.2%, respectively, compared to the same period last year. The 3.2% increase in average guest check is due primarily to a 1.6% favorable shift in sales mix and the impact of a 1.6% increase in pricing.
Franchise Fees and Royalties
Franchise fees and royalties were approximately $0.2 million for the three month period ended April 3, 2006, due primarily to approximately $0.1 million in franchise fees related to the conversion of three company-owned Boston area restaurants to franchise restaurants. In addition we recorded approximately $0.1 million in franchise royalties from sales at the five franchise restaurants operating during the quarter.

Costs and Expenses
Cost of food and beverage. The cost of food and beverage increased by 4.5%, or $0.3 million, in the first quarter of fiscal 2006 as compared to the same period last year. As a percentage of restaurant net sales, food and beverage costs decreased to 23.7% of restaurant net sales in the first quarter of fiscal 2006 from 24.5% in the comparable quarter of fiscal 2005. The decrease in food and beverage costs as a percentage of net sales was due primarily to the continued refinement of our food purchasing processes and more effective field execution related to management of inventory from receipt at the restaurants through the preparation process. We continue to realize advantageous pricing opportunities as a primary source buyer, and we have also been able to reduce distribution charges as a result of the distribution agreement entered into with Distribution Market Advantage, Inc in late fiscal 2005, which provides us broader access to a nationwide network of independent distributors. Finally, the improvement in food and beverage costs as a percentage of net sales also reflects the impact of slightly lower promotional and complimentary discounts in the first quarter of fiscal 2006 as compared to the same period last year.
Labor and related benefits. Labor and related benefits increased by approximately $0.5 million, or 4.6%, to $9.9 million in the first quarter of fiscal 2006 from $9.4 million in the first quarter of fiscal 2005. As a percentage of restaurant net sales, labor and related benefits decreased to 33.5% in the first quarter of fiscal 2006, from 34.7% in the first quarter of fiscal 2005, due primarily to the leveraging of fixed labor costs against higher restaurant net sales and continued improvements in labor scheduling of hourly employees during peak and non-peak periods. Employee benefit expense as a percentage of restaurant net sales was comparable for both periods.
Occupancy and other operating expenses. Restaurant occupancy and operating expenses increased by $0.7 million, or 10.5%, to $7.5 million in the first quarter of fiscal 2006 from $6.8 million in the first quarter of fiscal 2005. As a percentage of restaurant net sales, restaurant operating expenses increased by 0.5% to 25.4% in the first quarter of fiscal 2006, from 24.8% in the first quarter of fiscal 2005, due primarily to higher marketing costs, higher real estate and personal property taxes, and higher property and general liability insurance costs.
General and administrative costs. General and administrative expenses increased by 7.2%, or $0.4 million, to $5.6 million in the first quarter of fiscal 2006 as compared to $5.2 million for the same period last year due primarily to higher payroll and related benefits resulting from the execution of our franchising initiative, partially offset by lower costs for computer systems maintenance and lower general insurance costs. As a percentage of total revenue, general and administrative costs were 18.7% in the first quarter of fiscal 2006 as compared to 19.0% in the first quarter of fiscal 2005.
Stock compensation expense. During the first quarter of fiscal 2006, we recorded a charge of approximately $1.7 million related to the vesting of restricted stock grants. In addition, we recorded a charge of approximately $0.3 million, in accordance with SFAS No. 123R Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, associated with the fair value of employee stock options that vested during the first quarter of fiscal 2006. During the first quarter of fiscal 2005, we recorded a charge of $0.1 million, including approximately $0.02 million which is included in labor and related benefits, in accordance with APB 25 Accounting for Stock Issued to Employees, associated with the options repriced as of December 29, 2003, as well as a charge of $0.2 million related to the vesting of a restricted stock grant.
Depreciation and amortization. Depreciation and amortization increased by 3.8%, or $0.07 million in the first quarter fiscal 2006, as compared to the same period last year due to the opening of ten new restaurants, including eight opened during fiscal 2005 and two opened during the first quarter of fiscal 2006, partially offset by impairments booked in the fourth quarter of fiscal 2005 related to eight locations in Macy’s stores, including four that we closed in January 2006, and two additional underperforming company-owned locations.
Restaurant pre-opening expenses. Restaurant pre-opening expenses were approximately $0.3 million in the first quarter of fiscal 2006 as compared to $0.02 million during the same period last year. Approximately 47% of the fiscal 2006 charge is related to pre-opening occupancy costs for the three restaurants that have opened during and subsequent to the first quarter of fiscal 2006 and additional restaurants expected to open in the second quarter of fiscal 2006 where we have taken possession of the property for purposes of construction, renovation and fixturing prior to opening. The remaining charges are for payroll, food product used in training, supplies and travel incurred prior to the opening of the restaurant.
Lease termination costs. During the first quarter of fiscal 2006, we recorded lease termination charges of approximately $40,000, partially offset by approximately $10,000 of income due primarily to the reversal of lease termination accruals deemed no longer required. There were no lease termination charges or benefits recorded during the first quarter of fiscal 2005.
Reserve for notes receivable from stockholders. During the first quarter of fiscal 2005, we recorded income of approximately $0.02 million related to a note reserve established for certain notes receivable form stockholders based on the market value of the common stock, as of April 4, 2005, that was pledged as collateral for the notes. The notes matured and the common stock shares pledged as collateral were surrendered on April 9, 2005.
Interest income and expense. During the first quarter of fiscal 2006, interest income was approximately $0.4 million, compared to approximately $0.03 million in the comparable period of fiscal 2005 as a result of interest income earned on higher average levels of short-term investments and higher average interest rates in fiscal 2006. Interest expense was less than $0.01 million for both the first quarters of fiscal 2006 and fiscal 2005.
Other income. During the first quarter of fiscal 2006, other income was minimal. During the first quarter of fiscal 2005, we recorded other income of approximately $21,000 due primarily to the sale of a liquor license.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $5.9 million on April 3, 2006, compared with $2.0 million on January 2, 2006. In addition, we had $26.9 million in short-term investments as of April 3, 2006, compared to $32.9 million as of January 2, 2006. Our working capital was $25.0 million on April 3, 2006, compared with working capital of $26.6 million as of January 2, 2006. Our principal requirements for cash are for financing construction of new restaurants, maintaining or remodeling existing restaurants, funding our franchising initiative, and other working capital needs.
Net cash provided by operating activities for the three month period ended April 3, 2006, was $0.2 million, compared to $5.5 million of net cash used in operating activities for the three month period ended April 4, 2005. The decrease in cash used in operating activities was due primarily to a decrease in cash used to fund accounts payable in the first quarter of 2006 compared to the first quarter of 2005 as well as a decrease in cash used in the first quarter of 2006 to fund amortization of our annual insurance premiums as compared to the prior year quarter. In addition, we received approximately $1.2 million in franchise fees during the first quarter of fiscal 2006. No franchise fees were received during the first quarter of fiscal 2005.
Total cash provided by investing activities was $2.8 million for the three month period ended April 3, 2006 compared to cash provided by investing activities of $7.6 million for the three month period ended April 3, 2005. During the three month period ended April 3, 2006, we had $6.0 million of net redemptions of short-term investments. Total capital expenditures for the three month period ended April 3, 2006 were $3.2 million, compared to expenditures of $0.3 million for the comparable period in fiscal 2005. Capital expenditures for the first three months of fiscal 2006 were primarily associated with new restaurants opening during the fourth quarter of fiscal 2005, the first quarter of fiscal 2006, and new restaurants planned to open during the second quarter of fiscal 2006.
The cash provided by financing activities of $0.9 million for the first three months of fiscal 2006 was due primarily to proceeds from the exercise of stock options.
For fiscal 2006, we expect to open a total of 20 new company-owned restaurants, including three originally scheduled to open in 2005. We estimate the cost to open each company-owned restaurant is approximately $0.7 million, net of landlord contributions and including pre-opening expenses for a total estimated aggregate cost of $14 million. We expect to fund new restaurant opening costs with cash, cash equivalents and short-term investments on hand, expected cash flows generated by existing company-owned and new company-owned restaurants and expected franchise fees and royalties. During the first quarter of fiscal 2006, we entered into franchise agreements with area developers which generated upfront franchising fees of approximately $1.2 million.

We believe that our current cash and cash equivalents, short-term investments, and expected cash flows from company-owned restaurant operations and franchising will be sufficient to fund our cash requirements for new restaurant construction, maintaining and remodeling existing restaurant locations, franchising initiatives and other working capital needs for the next twelve months. Additionally, we expect to continue to open new company-owned restaurants in fiscal 2007 and beyond which we also expect to fund from the same sources. If our existing company-owned restaurants do not generate the positive cash flow that we expect, if we do not open new company-owned restaurants according to our plan, if our new company-owned restaurants do not generate the positive cash flow that we expect, or if we do not generate the franchise fees and royalties that we currently expect, then we may seek other sources of funding or adjust the number and/or the timing of new company-owned restaurant openings.
We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of April 3, 2006.

Contractual Obligations:		Payments Due by Period (in thousands)
		Due
		2nd through	Due	Due	Due
	Total	4th Quarter	Fiscal 2007	Fiscal 2009	After
Description	Obligations	Fiscal 2006	to Fiscal 2008	to Fiscal 2010	Fiscal 2010
Long-term debt (1)	$150.0	$25.0	$50.0	$50.0	$25.0

Operating leases (2) (3)	83,490.4	10,205.3	26,530.0	22,504.4	24,250.7

Purchase obligations (4)	2,000.0	2,000.0	—	—	—

Total contractual cash obligations	$85,640.4	$12,230.3	$26,580.0	$22,554.4	$24,275.7

(1)	Amounts shown include aggregate scheduled interest payments of $0.03 million.

(2)	Amounts shown are net of an aggregate $1.0 million of sublease rental income due under non-cancelable subleases.

(3)	Includes approximately an aggregate $0.8 million of obligations on leases for restaurants that have been closed as of April 3, 2006.

(4)	Primarily contractual obligations related to new restaurant construction.
We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally for ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance and common area and other operating costs. Some restaurant leases provide for contingent rental payments which are not included in the above table.
PURCHASE COMMITMENTS
We purchase all contracted coffee products through a single supplier, Coffee Bean International, Inc. (“Coffee Bean International”), under an agreement that expires in June 2010. In the event of a business interruption, Coffee Bean International is required to utilize the services of a third-party roaster to fulfill its obligations. If the services of a third-party roaster are used, Coffee Bean International will guarantee that the product fulfillment standards stated in our contract will remain in effect throughout such business interruption period. Either party may terminate the agreement by written notice in accordance and subject to the terms of the agreement.
We have a long-term beverage marketing agreement with the Coca-Cola Company. We received approximately $0.6 million in allowances under this agreement, which are being recognized as income ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received as of April 3, 2006.

Currently, we do not have any long-term contracts with suppliers other than the agreements noted above. However, we do have an agreement with Distribution Market Advantage, Inc. (“DMA”) that provides us access to a national network of independent distributors. Under this agreement, which expires in November 2010, the independent distributors will supply us with approximately 73% of our food and 97% of our paper products, primarily under pricing agreements that we negotiate directly with the suppliers.
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-Q and Quarterly Report or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including those described in Item 1A of this report. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if experience our future changes make it clear that any projected results expressed or implied therein will not be realized.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risk exposures are related to our cash, cash equivalents, investments and interest that we pay on our debt. We have no derivative financial instruments or derivative commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations. The impact of a hypothetical 1% change in interest rates from those in effect during the first quarter of fiscal 2006 would have resulted in interest income fluctuating by approximately $0.07 million.
All of our transactions are conducted, and our accounts are denominated, in United States’ dollars. Accordingly, we are not exposed to foreign currency risk.
Item 4. Controls and Procedures
Our management, with the participation of both our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, both our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A: RISK FACTORS
During the three months ended April 3, 2006, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 2, 2006. For a discussion of our risk factors, see Item 1A of such Annual Report on Form 10-K.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We sold the following unregistered securities in reliance upon the exemption from registration provided pursuant to Section 4(2) of the Securities Act of 1933, as amended.
(a) Issuances of Shares of Common Stock
On January 23, 2006, 75,000 shares of restricted common stock were issued to an employee pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan.
(b) Exercise of Warrants
On January 11, 2006, we sold 296,919 shares of our common stock to a shareholder for an aggregate consideration of $1,781,514, pursuant to the exercise of warrants. Using the net exercise method, a net 114,199 shares were issued and 182,720 shares were surrendered.
On January 26, 2006, we sold 84,925 shares of our common stock to a shareholder for an aggregate consideration of $509, 550, pursuant to the exercise of warrants. Using the net exercise method, a net 32,285 shares were issued and 52,640 shares were surrendered.
On February 6, 2006, we sold 1,257 shares of our common stock to two shareholders for an aggregate consideration of $10.99, pursuant to the exercise of warrants. Using the net exercise method, a net 1,255 shares were issued and 2 shares were surrendered.
On February 27, 2006, we sold 2,733 shares of our commons stock to a shareholder for an aggregate cash consideration of $16, 398, pursuant to the exercise of warrants.
Item 6: EXHIBITS
(a) Exhibits:

Exhibit Number	Description
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: May 10, 2006	By: /s/ KEVIN ARMSTRONG

Kevin Armstrong
Chief Executive Officer

Date: May 10, 2006	By: /s/ WILLIAM KOZIEL

William Koziel
Chief Financial Officer (chief accounting officer) Treasurer and Secretary

EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.