Form 10-Q
period 2006-07-03
COSI INC
filed 2006-08-09
CIK 1171014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock, $.01 par value, outstanding at July 28, 2006: 39,572,375

COSI, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cosi, Inc.
Consolidated Balance Sheets
As of July 3, 2006 and January 2, 2006
(in thousands, except per share data)

	July 3, 2006	January 2, 2006
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$2,926.6	$1,952.3
Investments	27,941.3	32,917.5
Accounts receivable, net of allowances of $3.0 and $8.0, respectively	676.8	496.2
Inventories	916.8	914.6
Prepaid expenses and other current assets	2,764.9	3,672.7

Total current assets	35,226.4	39,953.3

Furniture and fixtures, equipment and leasehold improvements, net	39,574.1	33,502.7
Intangibles, security deposits and other assets, net	2,824.6	3,088.0

Total assets	$77,625.1	$76,544.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,188.1	$2,689.2
Accrued expenses	9,450.5	9,837.2
Current portion of deferred franchise revenue	728.8	251.3
Current portion of other long-term liabilities	562.5	345.0
Current portion of long-term debt	15.8	18.8

Total current liabilities	12,945.7	13,141.5

Deferred franchise revenue, net of current portion	1,676.3	258.8
Other long-term liabilities, net of current portion	6,903.2	6,835.4
Long-term debt, net of current portion	99.8	99.9

Total liabilities	21,625.0	20,335.6

Commitments and contingencies

Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 39,572,375 and 38,478,796 shares issued and outstanding, respectively	395.7	384.8
Additional paid-in capital	268,922.1	268,330.5
Unearned stock compensation	—	(3,866.4)
Treasury stock, 239,543 shares at cost	(1,197.7)	(1,197.7)
Accumulated deficit	(212,120.0)	(207,442.8)

Total stockholders’ equity	56,000.1	56,208.4

Total liabilities and stockholders’ equity	$77,625.1	$76,544.0

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Operations
For the Three and Six Month Periods Ended July 3, 2006 and July 4, 2005
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$32,378.6	$30,566.9	$61,836.2	$57,772.1
Franchise fees and royalties	130.9	52.7	318.2	52.7

Total revenues	32,509.5	30,619.6	62,154.4	57,824.8

Costs and expenses:
Cost of food and beverage	7,293.2	7,347.3	14,268.3	14,021.1
Labor and related benefits	10,320.2	9,900.0	20,197.0	19,338.5
Occupancy and other operating expenses	7,762.4	6,954.0	15,225.6	13,705.9

	25,375.8	24,201.3	49,690.9	47,065.5
General and administrative expenses	4,788.2	4,953.1	10,341.9	10,133.8
Stock-based compensation expense	991.0	1,073.7	2,931.5	1,304.9
Depreciation and amortization	1,841.7	1,850.3	3,673.7	3,615.5
Restaurant pre-opening expenses	653.3	116.5	918.5	138.5
Provision for losses on asset impairments and disposals	—	51.0	—	51.0
Lease termination benefit	(8.8)	—	17.7	—

Total costs and expenses	33,641.2	32,245.9	67,574.2	62,309.2

Operating loss	(1,131.7)	(1,626.3)	(5,419.8)	(4,484.4)

Interest income	384.6	53.7	746.4	84.6
Interest expense	(2.3)	(17.5)	(4.7)	(23.8)
Allowance for notes receivable from stockholders	—	(277.9)	—	(261.1)
Other income	0.5	1.7	0.8	22.8

Net loss	$(748.9)	$(1,866.3)	$(4,677.3)	$(4,661.9)

Per Share Data:
Net loss per share, basic and diluted	$(0.02)	$(0.06)	$(0.12)	$(0.15)

Weighted average shares outstanding:	38,188,028	32,619,760	38,008,655	31,910,109

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statement of Stockholders’ Equity
For the Six Months Ended July 3, 2006
(unaudited)
(in thousands, except share data)

	Common Stock				Treasury Stock
			Additional	Unearned
	Number of		Paid In	Stock	Number of		Accumulated
	Shares	Amount	Capital	Compensation	Shares	Amount	Deficit	Total
Balance, January 2, 2006	38,478,796	$384.8	$268,330.5	$(3,866.4)	239,543	$(1,197.7)	$(207,442.8)	$56,208.4

Exercise of options	281,925	2.8	1,066.9	—	—	—	—	1,069.7
Adoption of FAS 123R	—	—	(3,866.4)	3,866.4	—	—	—	—
Issuance of restricted stock	577,000	5.8	(5.8)	—	—	—	—	—
Stock-based compensation	11,376	0.1	2,956.3	—	—	—	—	2,956.4
Exercise of warrants	223,278	2.2	440.6	—	—	—	—	442.8
Net loss	—	—	—	—	—	—	(4,677.2)	(4,677.2)

Balance, July 3, 2006	39,572,375	$395.7	$268,922.1	$—	239,543	$(1,197.7)	$(212,120.0)	$56,000.1

The accompanying notes are an integral part of this consolidated financial statement.

Cosi, Inc.
Consolidated Statements of Cash Flows
For the Six Month Periods Ended July 3, 2006 and July 4, 2005
(dollars in thousands)

	July 3, 2006	July 4, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,677.3)	$(4,661.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,673.7	3,615.5
Non-cash portion of asset disposals	17.6	4.7
Provision (recovery) for bad debts	4.9	(9.8)
Stock-based compensation expense	2,956.3	1,382.9
Reserve on notes receivable from stockholders	—	261.1
Changes in operating assets and liabilities:
Accounts receivable	(185.4)	90.4
Inventories	(2.2)	(26.2)
Prepaid expenses and other current assets	907.7	(241.7)
Other assets	241.4	(390.4)
Accounts payable	(501.2)	(1,646.8)
Accrued expenses	(1,628.7)	(2,805.6)
Other liabilities	1,961.5	(111.0)

Net cash provided by (used in) operating activities	2,768.3	(4,538.8)

Cash flows from investing activities:
Capital expenditures	(9,762.7)	(1,750.6)
Net increase in accounts payable for capital expenditures	1,460.9	—
Purchase of investments	(120,002.6)	(32,879.7)
Redemption of investments	124,978.8	9,944.8
Net redemption (payment) of security deposits	22.0	(50.5)

Net cash used in investing activities	(3,303.6)	(24,736.0)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,512.6	36,314.8
Principal payments on long-term debt	(3.0)	(29.5)

Net cash provided by financing activities	1,509.6	36,285.3

Net increase in cash and cash equivalents	974.3	7,010.5
Cash and cash equivalents, beginning of period	1,952.3	1,089.7

Cash and cash equivalents, end of period	$2,926.6	$8,100.2

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$—	$8.7

Corporate franchise and income taxes	$47.7	$122.6

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
The results for the three and six month periods ended July 3, 2006 may not be indicative of the results for the fiscal year.
Certain amounts in the fiscal 2005 consolidated financial statements have been reclassified to conform to the fiscal 2006 presentation.
This Report should be read in conjunction with our Annual Report on Form 10-K for the year ended January 2, 2006, as filed with the Securities and Exchange Commission (“SEC”).
Note 2 — Investments
As of July 3, 2006, investments consisted of United States government agency notes, highly rated commercial paper and auction rate securities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our intentions regarding these instruments, we classify all marketable debt securities as held-to-maturity and account for these investments at amortized cost. The amortized principal amount of investments at July 3, 2006 and January 2, 2006 was $27.9 million and $32.9 million, respectively, and the weighted average interest rate was 4.98% and 4.09%, respectively. The amortized principal amount approximates fair value at July 3, 2006 and at January 2, 2006. We determine the fair value of our investments in debt securities based upon public market rates. All investments mature within one year. None of the short-term investments purchased during 2005 or to date through 2006 have been sold prior to their maturity.
Investments on July 3, 2006 consisted of the following:

		Unrealized
		Pre-Tax
	Cost Basis	Net Gains	Fair Value
		(in thousands)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$19,857.8	$92.5	$19,950.3
Debt securities issued by states of the United States and political subdivisions of the states	6,000.0	—	6,000.0
Corporate debt securities	1,991.0	—	1,991.0

	$27,848.8	$92.5	$27,941.3

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
Note 3 – Stock-Based Compensation
A summary of non-cash compensation is as follows:

	For the Three Months Ended		For the Six Months Ended
	(in thousands)		(in thousands)
	July 3, 2006	July 4, 2005	July 3, 2006	July 4, 2005

Stock options variable accounting	$—	$69.8	$—	$141.5
Stock option compensation expense	279.2	—	553.1	—
Restricted stock compensation expense	723.0	1,061.4	2,403.2	1,241.4

Total non-cash stock compensation expense	1,002.2	1,131.2	2,956.3	1,382.9

Non-cash compensation included in labor and related benefits	11.2	57.5	24.8	78.0

Separately captioned stock compensation expense	$991.0	$1,073.7	$2,931.5	$1,304.9

As of July 3, 2006, there was approximately $2.4 million of total unrecognized compensation cost related to stock options granted under the Company’s various incentive plans which will be recognized over the remaining vesting period of the options through fiscal 2010. In addition, as of July 3, 2006, there was approximately $7.5 million of total unrecognized compensation cost related to restricted stock granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan. The cost related to restricted stock grants will be recognized on a straight-line basis over a period of four years from the date of each grant through the second quarter of fiscal 2010.
Effective January 3, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation cost be recognized in the financial statements. We selected the modified prospective method of adoption. Under this method, compensation expense that we recognized for the six months ended July 3, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, our stock compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. Results for prior periods have not been restated. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant.
In the first and second quarters of 2005, had compensation expense been recognized for our share-based compensation plans by applying the fair value recognition provisions of SFAS 123, we would have recorded a net loss and net loss per share as follows for the three and six month periods ended July 4, 2005:

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

	Three Months Ended	Six Months Ended
	July 4, 2005	July 4, 2005
	(in thousands except per	(in thousands except
	share data)	per share data)
Net loss as reported	$(1,866.3)	$(4,661.9)

Add: stock-based compensation expense included in reported net loss	1,131.2	1,382.9

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,479.0)	(2,260.6)

Pro forma net loss	$(2,214.1)	$(5,539.6)

Net loss per common share: basic and diluted
As reported	$(0.06)	$(0.15)
Pro forma	$(0.07)	$(0.17)
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
Pursuant to a stock option repricing previously approved by shareholders, on December 29, 2003, 1,246,164 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per common share. In accordance with APB 25, we recorded a charge for the three months ended July 4, 2005 of approximately $70,000 resulting from an increase in our stock price from $6.16, as of the close of business on April 4, 2005, to a stock price of $6.89, as of the close of business on July 4, 2005, on the remaining options outstanding partially offset by a decrease in the total number of repriced options outstanding due to forfeitures during the quarter. For the six month period ended July 4, 2005, we recorded an expense of approximately $142,000 resulting from an increase in our stock price from $6.09, as of the close of business on January 3, 2005, to a stock price of $6.89, as of the close of business on July 4, 2005, on the remaining options outstanding partially offset by a decrease in the total number of repriced options outstanding due to forfeitures during the period. As a result of the adoption of FAS123R, we did not record any variable accounting charges or income during the first six months of fiscal 2006.
During the second quarter of fiscal 2006, pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 100,000 restricted shares of our authorized but unissued common stock to an employee. The vesting of these shares will occur as follows: (i) 20% of the shares vested on the grant date: and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares for this grant, based on the closing price of our common stock on the date of the grant, was $828,000. During the second quarter of fiscal 2006, 8,000 previously issued shares of restricted common stock were forfeited, the value of the forfeited shares, based on the closing price of our common stock on the date of the grant, was $85,600.
During the six months ended July 3, 2006, pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 615,000 restricted shares of our authorized but unissued common stock to a group of employees. The vesting of these shares will occur as follows: (i) 20% of the shares vested on the grant date: and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employees

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
continue to be employed by the Company. The value of the shares for these grants, based on the closing price of our common stock on the date of the grants, was $6,227,500. During the six month period ended July 3, 2006, 38,000 previously issued shares of restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grant, was $246,700.
Stock compensation expense relating to restricted stock grants of approximately $0.7 million and $2.4 million is included in stock compensation expense in the accompanying consolidated statement of operations for the three and six month periods ended July 3, 2006, respectively.
Employees who have received restricted stock as part of our equity-based long-term incentive program may elect to enter into company-approved stock trading plans to make orderly dispositions of stock for diversification, estate or tax planning or other personal needs, and to facilitate stock option exercises (“Sales Plans”). The Sales Plans are established in accordance with the requirements of Rule 10b5-1(c)(1)(i)(B) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the first six months of fiscal 2006, approximately 290,000 shares of common stock, in the aggregate, were sold pursuant to Sales Plans entered into by our “executive officers”, as defined for purposes of Item 401(b) of Regulation S-K of the Exchange Act and “Officers” as defined for purposes of Section 16 of the Exchange Act.
NOTE 4 – Warrants
During the three month period ended July 3, 2006, we sold 75,114 shares of our common stock for an aggregate consideration of $449,019 pursuant to the exercise of warrants, of which $426,456 was received in cash and the balance was settled under the net exercise method. There were no exercises of warrants during the three month period ended July 4, 2005.
During the six month period ended July 3, 2006, we sold 460,948 shares of our common stock for an aggregate consideration of $2,756,492 pursuant to the exercise of warrants, of which $442,854 was received in cash and the balance was settled under the net exercise method. There were no exercises of warrants during the six month period ended July 4, 2005.
The exercise prices of the warrants are fixed as of the date of issuance, and the warrants are exercisable for a period of 10 years after the date of issuance. The aggregate exercise price may be payable by check or by surrender of shares such that the value of the surrendered shares at the current market price is equal in value to the aggregate exercise price. All of the warrants provide for adjustment of the number of warrant shares and the exercise price in the event we subdivide the outstanding common stock into a greater number of shares or combine the outstanding shares of common stock into a smaller number of shares. All of the warrants also give warrant holders the right to acquire and receive warrant stock in the event of a reorganization, reclassification, consolidation, merger or sale of all or substantially all of the Company’s assets or other similar transaction, which in each case is effected in such a way that the holders of the Company’s common stock are entitled to receive stock, securities or assets with respect to or in exchange for common stock. Certain warrants issued prior to 2002 also provide for full anti-dilution adjustments to the number of shares of stock obtainable upon exercise of the warrants and the exercise price in the event of (i) the sale or issuance of the Company’s common stock, other than the sale or issuance of warrants to employees, directors or consultants pursuant to stock option plans and stock ownership plans approved by the Company’s board of directors, (ii) the sale or issuance of stock rights or stock options for the Company’s common stock, (iii) the sale or issuance of convertible securities convertible into the Company’s common stock, or (iv) adjustments for terminated or expired stock options or shares of the Company’s common stock. The warrants are exercisable by the holder giving written notice to the Company of its desire to exercise, along with payment in full of the aggregate exercise price if paying by check, or direction to utilize the cashless exercise method whereby the holder will surrender shares of stock equal in value to the aggregate exercise price, using the market price on the date of the exercise notice to the Company.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
NOTE 5 – Inventories
Inventories are stated at the lower of cost (“First In, First Out” method) or market, and consist principally of food, beverage, liquor, packaging and related food supplies.
NOTE 6 – Furniture and Fixtures, Equipment, and Leasehold Improvements
Furniture and fixtures, equipment and leasehold improvements consist of the following:

	As of	As of
	July 3,	January 2,
(in thousands)	2006	2006
Leasehold improvements	$43,675.0	$38,213.4
Furniture and fixtures	11,210.7	10,130.0
Restaurant equipment	16,009.3	14,017.4
Computer and telephone equipment	10,260.0	9,321.3
Construction in progress	1,194.8	1,250.8
Vehicles	29.7	—

	82,379.5	72,932.9

Less: accumulated depreciation and amortization	(42,805.4)	(39,430.2)

Net furniture and fixtures, equipment and leasehold improvements	$39,574.1	$33,502.7

Note 7 – Accrued Expenses
Accrued expenses consist of the following:

	July 3,	January 2,
(in thousands)	2006	2006
Payroll and related benefits and taxes	$1,892.4	$2,933.3
Professional and legal costs	675.8	453.6
Taxes payable	968.4	673.6
Rent obligations	365.9	529.7
Gift cards/certificates	406.2	438.9
Utilities	512.3	649.9
New restaurant construction	2,414.9	954.0
Insurance	340.9	1,235.5
Unearned revenue	582.5	601.2
Other	1,291.3	1,367.5

Accrued expenses	$9,450.5	$9,837.2

Note 8 — Long-Term Debt
Notes Payable:
In 2001, we entered into a settlement agreement involving a trademark dispute. Under that agreement, we are obligated to make annual payments of $25,000 per year through 2011. The present value of those future payments is included in Long-Term Debt in the accompanying balance sheet.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
NOTE 9 — Earnings Per Share
Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. In-the-money stock options and warrants to purchase an aggregate of 4,052,151 and 3,645,918 shares of common stock plus 1,007,000 and 794,765 of unvested restricted shares, were outstanding at July 3, 2006, and July 4, 2005, respectively. These stock options, warrants, and unvested shares outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and hence, the impact would be anti-dilutive. Out-of-the-money stock options and warrants to purchase an aggregate of 1,475,764 and 3,017,699 shares of common stock were outstanding at July 3, 2006 and July 4, 2005, respectively. All of the warrants provide for anti-dilution adjustments in the event of stock splits, stock dividends, or recapitalization, reorganization, reclassification, consolidation, merger, stock exchange, sale of all or substantially all of the Company’s assets or other similar transactions. In addition, 85,006 of these warrants also provide for anti-dilution adjustments in the event we sell our stock at, or issue options, warrants, rights or other convertible securities having an exercise price of, less than the exercise price of such warrants or less than the market price as of the date of such issue or sale.
NOTE 10 — Lease Termination Costs
During the second quarter of fiscal 2006, we recorded approximately $9,000 of income due to the reversal of lease termination accruals deemed no longer required. During the six months ended July 4, 2006, we recorded lease termination charges of approximately $36,000 partially offset by approximately $18,000 of income due to the reversal of lease termination accruals deemed no longer required.
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
NOTE 11 — Contingencies
From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations, employment-related claims, claims from guests alleging illness, injury or other food quality, health or operational concerns, enforcement of intellectual property rights, and contract disputes. To date, none of such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the fiscal periods ended July 3, 2006, and July 4, 2005 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2005 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.
OVERVIEW
System wide restaurants:

	For the Three Months Ended				For the Three Months Ended
	July 3, 2006				July 4, 2005
	Company-				Company-
	Owned		Franchise	Total	Owned	Franchise	Total
Restaurants at beginning of period	94	(a)	5	99	92	0	92
New restaurants opened	9		1	10	1	2	3
Restaurants permanently closed	—		—	—	1	—	1

Restaurants at end of period	103	(a)	6	109	92	2	94

(a)	Includes two company-owned locations that currently remain closed as a result of Hurricane Wilma.
We currently own and operate 104 company-owned and six franchise premium convenience restaurants in 16 states and the District of Columbia, including one restaurant opened in Connecticut, subsequent to the second quarter of fiscal 2006. We opened nine new restaurants during the second quarter of fiscal 2006, including two in the New York market, three in the Pennsylvania market, two in the Maryland market, and one each in the Chicago and Seattle markets. In addition two locations within the Federated Department Stores (“Macy’s”) remain closed due to Hurricane Wilma.
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
Our goal is to become the leading national premium convenience restaurant, and we are focused on knowing our customers and their needs. We conducted a study of our target customers and their geographic distribution to determine our market potential in different real estate sites. Based on this study, we determined that our target customers are adults aged 18 to 34 without children, upscale suburbanites and metro elites of all ages, and we believe there are approximately 40 million heads of households in this demographic mix. We utilized these results to determine our overall market potential. As a result, we believe we can more accurately assess the viability of different real estate sites. Our study indicated that the top 75 markets where our target customers are concentrated can support up to approximately 1,900 restaurants. We also developed a new restaurant design that enhances our customers’ experience and that we believe is more efficient to operate. This new design was unveiled in Avon, Connecticut in March 2004. There are currently 25 locations system wide that incorporate the new design, including three locations that were remodels.
We are currently eligible to offer franchises in 47 states and the District of Columbia. We offer franchises to area developers and individual franchise operators. The initial franchise fee, payable to us, for both an area developer and an individual franchise operator is $40,000 for the first restaurant and $35,000 for each additional restaurant.
We believe that offering Cosi franchised restaurants to area developers and individual franchisees offers the prospects of strong financial returns. By franchising, we believe we will be able to increase the presence of our restaurants in various markets throughout the country and generate additional revenue without the large upfront capital commitments and risk associated with opening company-owned restaurants. We currently have secured franchise commitments from 24 area developers for 268 locations, including six locations open as of the end of the second quarter of fiscal 2006.
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
Long lived assets: Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144 has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level and record an impairment loss whenever we determine impairment factors are present. We have developed and implemented an operational improvement plan, and we undertake impairment reviews periodically. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. No impairments were recorded during the first six months of fiscal 2006 or fiscal 2005.
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
Statement for Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal

Activities,” requires companies to recognize costs associated with exit or disposal activities related to restructuring, discontinued operations, plant closings or other exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. During the second quarter of fiscal 2006, we recorded approximately $9,000 of income due to the reversal of lease termination accruals deemed no longer required. During the six month period ended July 3, 2006, we recorded charges of approximately $36,000 partially offset by approximately $18,000 of income due to the reversal of accruals deemed no longer required.
Stock options: Effective January 3, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation cost be recognized in the financial statements. We selected the modified prospective method of adoption. Under this method, compensation expense that we recognized for the quarter ended July 3, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of April 3, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after April 3, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, our stock compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. As a result, we recognized stock option compensation expense of $0.3 million during the quarter ended July 3, 2006 and $0.6 million for the six month period ended July 3, 2006. Results for prior periods have not been restated. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant
Furniture and Fixtures, Equipment, and Leasehold Improvements: Our property and equipment is stated at cost. We compute depreciation and amortization of property and equipment on a straight-line basis over the estimated useful lives of the related assets. We amortize leasehold improvements over the shorter of the estimated useful life or term of the lease.
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
COMPARABLE RESTAURANT SALES
In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. At July 3, 2006 and July 4, 2005, there were 81 and 82 restaurants in our comparable restaurant base, respectively.
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
Restaurant pre-opening expenses. Restaurant pre-opening expenses, which are expensed as incurred, include the costs of recruiting, hiring and training the initial restaurant work force, travel, the cost of food and labor used during the period before opening, the cost of initial quantities of supplies and other direct costs related to the opening or remodeling of a restaurant. Pre-opening expenses also includes rent expense recognized on a straight-line basis from the date we take possession through the period of construction, renovation and fixturing prior to opening the restaurant.

RESULTS OF OPERATIONS
Our operating results for the three and six month periods ended July 3, 2006 and July 4, 2005, expressed as a percentage of total revenues, except where otherwise noted, were as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2006	2005	2006	2005
Revenues:
Restaurant net sales	99.6%	99.8%	99.5%	99.9%
Franchise fees and royalties	0.4	0.2	0.5	0.1

Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of food and beverage (1)	22.5	24.0	23.1	24.3
Labor and related benefits (1)	31.9	32.4	32.7	33.5
Occupancy and other operating expenses (1)	24.0	22.8	24.6	23.7

	78.4	79.2	80.4	81.5
General and administative expenses	14.7	16.2	16.6	17.5
Stock compensation expense	3.0	3.5	4.7	2.3
Depreciation and amortization	5.7	6.0	5.9	6.3
Restaurant pre-opening expenses	2.0	0.4	1.5	0.2
Provision for losses on asset impairments and disposals	—	0.2	—	0.1
Lease termination expense	—	—	—	—

Total costs and expenses	103.8	105.5	109.1	107.9

Operating loss	(3.5)	(5.3)	(8.7)	(7.8)

Other income (expense):
Interest income	1.2	0.2	1.2	0.1
Interest expense	—	(0.1)	—	—
Allowance for stockholders’ notes receivables	—	(0.9)	—	(0.4)
Other income	—	—	—	—

Net loss	(2.3)%	(6.1)%	(7.5)%	(8.1)%

(1)	As a percentage of restaurant net sales
Restaurant Net Sales
Restaurant net sales increased 5.9%, or $1.8 million, to $32.4 million in the second quarter of fiscal 2006 from $30.6 million in the comparable quarter of fiscal 2005 due primarily to $3.1 million in net sales at restaurants opened subsequent to the second quarter of fiscal 2005 and a 0.1% increase in comparable restaurant net sales, partially offset by the loss of approximately $1.0 million in net sales related to the three Boston restaurants sold to a franchise area developer at the end of fiscal 2005 and approximately $0.3 million in net sales related to restaurants closed during and subsequent to the second quarter of fiscal 2005, including one restaurant closed for remodel in May 2005 and the two Macy’s restaurants that remain closed due to Hurricane Wilma. During the second quarter of fiscal 2006, our average guest check in comparable restaurants increased 3.2% and our transaction count in comparable restaurants decreased by 3.1%, compared to the same period last year. The 3.2% increase in our average guest check is due primarily to the impact of a 1.5% increase in pricing and a 1.7% favorable shift in sales mix.
Restaurant net sales increased 7.0%, or $4.0 million, to $61.8 million for the six month period ended July 3, 2006 from $57.8 million for the same period last year due primarily to $5.3 million in sales at restaurants opened subsequent to the second quarter of fiscal 2005 and a 2.6%, or $1.3 million increase in comparable restaurant net sales, partially offset by the loss of approximately $2.0 million in net sales related to the three Boston restaurants sold to a franchise area developer at the end of fiscal 2005 and approximately $0.6 million in net sales related to restaurants closed during and subsequent to the second quarter of fiscal 2005, including one restaurant closed for remodel in May 2005 and the two Macy’s restaurants that remain closed due to Hurricane Wilma. Also, for the six month period ended July 3, 2006, our average check in comparable restaurants increased 3.2% and our transaction count in comparable restaurants decreased by 0.6%, compared to the same period last year.
Franchise Fees and Royalties
Franchise fees and royalties were approximately $131,000 for the three month period ended July 3, 2006, compared with $53,000 for the same period last year. Franchise fees and royalties during the second quarter of fiscal 2006 are due primarily to approximately $90,000 in franchise royalties from the six franchise restaurants operating during the period and $40,000 in franchise fees related to a franchise restaurant that opened in the Minneapolis market during the quarter. Franchise fees and royalties during the comparable period of 2005 were primarily $50,000 of franchise fees for two franchise restaurants that opened during the quarter and franchise royalties for the two restaurants that were open during the period.
Franchise fees and royalties were approximately $318,000 for the six month period ended July 3, 2006 compared with $53,000 for the same period last year. Franchise fees and royalties during the first six months of 2006 were due primarily to $168,000 in franchise royalties from six franchise restaurants operating during the period and $150,000 in franchise fees related to the conversion of three company owned Boston area restaurants to franchise restaurants at the end of fiscal 2005 and one franchise restaurant that opened in the Minneapolis market during the second quarter of fiscal 2006. Franchise fees and royalties during the comparable period of 2005 were primarily $50,000 of franchise fees for two franchise restaurants that opened during the quarter and franchise royalties for the two restaurants that were open during the period.
Costs and Expenses
Cost of food and beverage. The cost of food and beverage decreased by 0.7%, or $54,000, in the second quarter of fiscal 2006 as compared to the same period last year. As a percentage of restaurant net sales, food and beverage costs decreased to 22.5% of restaurant net sales in the second quarter of fiscal 2006 from 24.0% in the comparable quarter of fiscal 2005. The decrease in food and beverage costs as a percentage of net sales was due primarily to the continued refinement of our food purchasing processes and more effective field execution related to management of inventory from receipt at the restaurants through the preparation process. We continue to realize advantageous pricing opportunities as a primary source buyer, and we have also been able to reduce distribution charges as a result of the distribution agreement entered into with Distribution Market Advantage, Inc in late fiscal 2005, which provides us broader access to a nationwide network of independent distributors. Finally, the improvement in food and beverage costs as a percentage of net sales also reflects the impact of an 11% decrease in promotional and complimentary discounts during the second quarter of fiscal 2006 as compared to the same period last year.
The cost of food and beverage increased by 1.8%, or $0.2 million, in the six month period ended July 3, 2006 as compared to the same period last year. As a percentage of restaurant net sales, food and beverage costs decreased to 23.1% of restaurant net sales in the six month period ended July 3, 2006 from 24.3% in the comparable six month period of fiscal 2005. The decrease in food and beverage costs as a percentage of net sales was due primarily to the continued refinement of our food purchasing processes and more effective field execution related to management of inventory from receipt at the restaurant through the preparation process. We continue to realize advantageous pricing opportunities as a primary source buyer, and we have also been able to reduce distribution charges as a result of the distribution agreement entered into with Distribution Marketing Advantage, Inc. in late fiscal 2005, which provides us broader access to a nationwide network of independent distributors. Finally, the improvement in food and beverage costs as a percentage of net sales also reflects the impact of a 6.9% decrease in promotional and complimentary discounts in the six month period ended July 3, 2006 as compared to the comparable period last year.
Labor and related benefits. Labor and related benefits increased by approximately $0.4 million, or 4.2%, to $10.3 million in the second quarter of fiscal 2006 from $9.9 million in the second quarter of fiscal 2005. As a percentage of restaurant net sales, labor and related benefits decreased to 31.9% in the second quarter of fiscal 2006, from 32.4% in the second quarter of fiscal 2005, due primarily to the leveraging of fixed labor costs against higher restaurant net sales and continued improvements in labor scheduling of hourly employees during peak and non-peak periods. Employee benefit expense as a percentage of restaurant net sales was comparable for both periods.

Labor and related benefits increased by approximately $0.9 million, or 4.4%, to $20.2 million in the six month period ended July 3, 2006 from $19.3 million in the comparable period of fiscal 2005. As a percentage of restaurant net sales, labor and related benefits decreased to 32.7% in the six month period ended July 3, 2006 from 33.5% in the comparable period last year. The decrease in labor and related benefits as a percentage of restaurant net sales was due primarily to the leveraging of fixed labor costs against higher restaurant net sales and continued improvements in labor scheduling of hourly employees during peak and non-peak periods. Employee benefit expense as a percentage of restaurant net sales was comparable for both periods.
Occupancy and other operating expenses. Restaurant occupancy and operating expenses increased by $0.8 million, or 11.6%, to $7.8 million in the second quarter of fiscal 2006 from $7.0 million in the second quarter of fiscal 2005. As a percentage of restaurant net sales, restaurant operating expenses increased by 1.2% to 24.0% in the second quarter of fiscal 2006, from 22.8% in the second quarter of fiscal 2005, due primarily to planned increases in marketing expenditures as well as higher real estate and personal property taxes, and higher property and general liability insurance costs.
Restaurant occupancy and operating expenses increased by $1.5 million, or 11.1%, to $15.2 million in the six month period ended July 3, 2006 from $13.7 million in the comparable period of fiscal 2005. As a percentage of restaurant net sales, restaurant operating expenses increased by 0.9% to 24.6% in the six month period ended July 3, 2006 from 23.7% in the comparable period of fiscal 2005 due primarily to planned increases in marketing expenditures as well as higher real estate and personal property taxes, and higher property and general liability insurance costs .
General and administrative costs. General and administrative expenses decreased by 3.3%, or $0.2 million, to $4.8 million in the second quarter of fiscal 2006 as compared to $5.0 million for the same period last year due primarily to a reduction of certain incentive compensation expenses, lower costs for computer systems maintenance and lower general insurance costs offset by higher payroll and related benefits resulting from the execution of our growth initiative. As a percentage of total revenue, general and administrative costs were 14.7% in the second quarter of fiscal 2006 as compared to 16.2% in the second quarter of fiscal 2005.
General and administrative expenses increased by 2.1%, or $0.2 million, to $10.3 million in the six month period ended July 3, 2006 as compared to $10.1 million for the same period last year due primarily to higher payroll and related benefits resulting from the execution of our growth initiative, partially offset by a reduction of certain incentive compensation expenses, lower costs for computer systems maintenance and lower general insurance costs. As a percentage of total revenue, general and administrative costs were 16.6% in the first six months of fiscal 2006 as compared to 17.5% in the first six months of fiscal 2005.
Stock compensation expense. During the second quarter of fiscal 2006, we recorded a charge of approximately $0.7 million related to the vesting of restricted stock grants. In addition, we recorded a charge of approximately $0.3 million, in accordance with SFAS No. 123R Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, associated with the fair value of employee stock options that vested during the second quarter of fiscal 2006, including approximately $0.01 million which is included in labor and related benefits. During the second quarter of fiscal 2005, we recorded a charge of approximately $1.0 million related to the vesting of restricted stock grants. In addition, we recorded a charge of approximately $0.07 million, including approximately $0.06 million which is included in labor and related benefits, in accordance with APB 25 Accounting for Stock Issued to Employees, associated with the options repriced as of December 29, 2003.
During the six month period ended July 4, 2006, we recorded a charge of approximately $2.4 million related to the vesting of restricted stock grants. In addition, we recorded a charge of approximately $0.6 million, in accordance with SFAS No. 123R Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, associated with the fair value of employee stock options that vested during the second quarter of fiscal 2006, including approximately $0.02 million which is included in labor and related benefits. During the second quarter of fiscal 2005, we recorded a charge of approximately $1.2 million related to the vesting of restricted stock grants. In addition, we recorded a charge of approximately $0.1 million, including approximately $0.08 million which is included in labor and related benefits, in accordance with APB 25 Accounting for Stock Issued to Employees, associated with the options repriced as of December 29, 2003.

Depreciation and amortization. Depreciation and amortization expense in the second quarter of fiscal 2006, was comparable to the same period last year. The increase in depreciation expense for the new restaurants that opened during and subsequent to the second quarter of fiscal 2005 was offset by impairments recorded in the fourth quarter of fiscal 2005 related to eight locations in Macy’s stores, including four that were closed in January 2006, and two additional underperforming company-owned locations.
Depreciation and amortization expense increased by 1.65%, or $58,000 for the six months ended July 3, 2006 as compared to the same period last year due primarily to the opening of eighteen new restaurants during and subsequent to the second quarter of fiscal 2005. The increase in depreciation expense was partially offset by impairments booked in the fourth quarter of fiscal 2005 related to eight locations in Macy’s stores, including four that were closed in January 2006, and two additional underperforming company-owned locations.
Restaurant pre-opening expenses. Restaurant pre-opening expenses were approximately $0.7 million in the second quarter of fiscal 2006 as compared to $0.1 million during the same period last year. Approximately 46% of the fiscal 2006 charge is related to pre-opening occupancy costs for the ten restaurants that opened during and subsequent to the second quarter of fiscal 2006 and additional restaurants expected to open in the third quarter of fiscal 2006 where we have taken possession of the property for purposes of construction, renovation and fixturing prior to opening. Approximately 73% of the fiscal 2005 charge is related to pre-opening occupancy costs for the Cosi Downtown restaurant opened in Chicago during the second quarter of fiscal 2005 and two additional restaurants that opened subsequent to the second quarter of fiscal 2005. The remaining charges for both fiscal 2006 and 2005 are for payroll, food product used in training, supplies and travel incurred prior to the opening of the restaurant.
For the six months ended July 3, 2006, restaurant pre-opening costs were approximately $0.9 million compared to $0.1 million for the comparable period of fiscal 2005. Approximately 46% of the fiscal 2006 charge is related to pre-opening occupancy costs for the twelve restaurants that have opened during fiscal 2006, including one opened subsequent to the second quarter of fiscal 2006, and additional restaurants expected to open in the third quarter of fiscal 2006 where we have taken possession of the property for purposes of construction, renovation, and fixturing prior to opening. Approximately 77% of the fiscal 2005 charge is related to pre-opening occupancy costs for the Cosi Downtown restaurant opened in Chicago during the second quarter of fiscal 2005 and two additional restaurants that opened subsequent to the second quarter of fiscal 2005. The remaining charges for both fiscal 2006 and 2005 are for payroll, food product used in training, supplies and travel incurred prior to the opening of the restaurant.
Lease termination costs. During the second quarter of fiscal 2006, we recorded approximately $9,000 of income due to the reversal of lease termination accruals deemed no longer required. During the six months ended July 3, 2006, we recorded lease termination charges of approximately $36,000 partially offset by approximately $18,000 of income due to the reversal of lease termination accruals deemed no longer required. No lease termination charges or income were recorded during the three or six month period ended July 4, 2005.
Reserve for notes receivable from stockholders. During the second quarter of fiscal 2005 the notes receivable from stockholders matured and in lieu of cash payment, the stockholders surrendered the common stock that had been pledged as collateral for the notes. Accordingly, we recorded a charge of approximately $0.3 million based on the opening market price of the common stock on April 9, 2005, the day the shares were surrendered. During the six month period ended July 3, 2005, we recorded a charge of $0.3 million related to the maturing of the notes receivable from stockholders partially offset by $0.02 million of income booked during the first quarter to adjust the reserve for the notes receivable based on the market price, as of the end of the first quarter, of the common stock that was pledged as collateral.
Interest income and expense. During the second quarter of fiscal 2006, interest income was approximately $0.4 million, compared to approximately $0.05 million in the comparable period of fiscal 2005 as a result of interest income earned on higher average levels of short-term investments and higher average interest rates in fiscal 2006. For the six month period ended July 3, 2006 interest income was approximately $0.7 million compared to approximately $0.08 million for the comparable period of fiscal 2005, due primarily to income earned on higher average levels of short-term investments and higher average interest rates in fiscal 2006. Interest expense was less than $0.01 million for the three and six months periods ended July 3, 2006 and July 4, 2005.

Other income. During the six month period ended July 4, 2005, we recorded other income of approximately $23,000 due primarily to the sale of a liquor license. Other income was not significant for any other period presented.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $2.9 million on July 3, 2006, compared with $2.0 million on January 2, 2006. In addition, we had $27.9 million in short-term investments as of July 3, 2006, compared to $32.9 million as of January 2, 2006. Our working capital was $22.3 million on July 3, 2006, compared with working capital of $26.8 million as of January 2, 2006. Our principal requirements for cash are for financing construction of new restaurants, maintaining or remodeling existing restaurants, funding our franchising initiative, and other working capital needs.
Net cash provided by operating activities for the six month period ended July 3, 2006, was $2.7 million, compared to $4.5 million of net cash used in operating activities for the six month period ended July 4, 2005. The decrease in cash used in operating activities was due to an increase in cash relating to licensing fees associated with the execution of franchise area developer agreements, a decrease in our net loss for the six month period ended July 3, 2006 as compared to our net loss for the comparable period of 2005, adjusted for non cash items, a decrease in cash used to fund accounts payable in the six month period ended July 3, 2006, compared to the comparable period of fiscal 2005 as well as a decrease in cash used during the first six months of fiscal 2006 to fund amortization of our annual insurance premiums as compared to the same periods of fiscal 2005.
Total cash used in investing activities was $3.3 million for the six month period ended July 3, 2006, compared to cash used in investing activities of $24.7 million for the six month period ended July 3, 2005. During the six month period ended July 3, 2006, we had $4.9 million of net redemptions of short-term investments, compared to $22.9 million of net purchases of short-term investments during the six month period ended July 3, 2005.
Total capital expenditures for the six month period ended July 3, 2006 were $8.3 million, compared to expenditures of $1.8 million for the comparable period in fiscal 2005. Capital expenditures for the first six months of fiscal 2006 were primarily associated with new restaurants opening during the first six months of fiscal 2006 and new restaurants planned to open during the third quarter of fiscal 2006. Expenditures during the first six months of fiscal 2005 were primarily associated with new restaurants opening in fiscal 2005, the planned remodeling of two existing restaurants and the planned expansion of the corporate support center facility.
The cash provided by financing activities of $1.5 million for the first six months of fiscal 2006 was due primarily to proceeds from the exercise of stock options and warrants. During the first six months of fiscal 2005, the cash provided by financing activities of $36.3 million was due primarily to the net proceeds from our public offering of common stock.
For fiscal 2006, we expect to open a total of 21 new company-owned restaurants, including three originally scheduled to open in 2005, eleven of which have opened during the first six months of fiscal 2006. We estimate the cost to open each company-owned restaurant is approximately $750,000, net of landlord contributions and including pre-opening expenses, for a total estimated aggregate cost of $15.8 million. We expect to fund new restaurant opening costs with cash, cash equivalents and short-term investments on hand, expected cash flows generated by existing company-owned and new company-owned restaurants and expected franchise fees and royalties. During the first six months of fiscal 2006, we entered into franchise agreements with area developers which generated upfront franchising fees received of approximately $2.0 million.
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
We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of July 3, 2006.
Contractual Obligations:

		Payments Due by Period (in thousands)
		Due
		3rd and	Due	Due	Due
	Total	4th Quarter	Fiscal 2007	Fiscal 2009	After
Description	Obligations	Fiscal 2006	to Fiscal 2008	to Fiscal 2010	Fiscal 2010
Long-term debt (1)	$150.0	$25.0	$50.0	$50.0	$25.0

Operating leases (2) (3)	83,177.5	7,038.8	27,089.2	23,064.0	25,985.5

Purchase obligations (4)	4,479.6	4,479.6	—	—	—

Total contractual cash obligations	$87,807.1	$11,543.4	$27,139.2	$23,114.0	$26,010.5

(1)	Amounts shown include aggregate scheduled interest payments of $0.03 million.

(2)	Amounts shown are net of an aggregate $1.0 million of sublease rental income due under non-cancelable subleases.

(3)	Includes approximately an aggregate $0.7 million of obligations on leases for restaurants that are closed as of July 3, 2006.

(4)	Primarily contractual obligations related to new restaurant construction.
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
PURCHASE COMMITMENTS
We purchase all contracted coffee products through a single supplier, Coffee Bean International, Inc. (“Coffee Bean International”), under an agreement that expires in June 2010. In the event of a business interruption, Coffee Bean International is required to utilize the services of a third-party roaster to fulfill its obligations. If the services of a third-party roaster are used, Coffee Bean International will guarantee that the product fulfillment standards stated in our contract will remain in effect throughout such business interruption period. Either party may terminate the agreement by written notice in accordance with and subject to the terms of the agreement.
We have a long-term beverage marketing agreement with the Coca-Cola Company. We received approximately $0.6 million in allowances under this agreement, which are being recognized as income ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received as of July 3, 2006.
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
•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	labor shortages or increased labor costs;

•	changes in demographic trends and consumer tastes and preferences, including changes resulting from concerns over nutritional or safety aspects of beef, poultry, and other foods or the effects of food-borne illnesses such as “mad cow disease” and avian influenza or “bird flu;”

•	competition in our markets, both in our business and locating suitable restaurant sites;

•	our operation and execution in new and existing markets;

•	expansion into new markets;

•	our ability to attract and retain qualified franchisees;

•	our ability to locate suitable restaurant sites in new and existing markets and negotiate acceptable lease terms;

•	the rate of our internal growth, and our ability to generate increased revenue from our existing restaurants;

•	our ability to generate positive cash flow from existing and new restaurants;

•	fluctuations in our quarterly results due to seasonality;

•	increased government regulation and our ability to secure required governmental approvals and permits;

•	our ability to create customer awareness of our restaurants in new markets;

•	the reliability of our customer and market studies;

•	cost effective and timely planning, design and build-out of new restaurants;

•	our ability to recruit, train and retain qualified corporate and restaurant personnel and management;

•	market saturation due to new restaurant openings;

•	inadequate protection of our intellectual property;

•	adverse weather conditions which impact customer traffic at our restaurants; and

•	adverse economic conditions.
The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive,” “project” or similar words, or the negatives of these words, identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risk exposures are related to our cash, cash equivalents, investments and interest that we pay on our debt. We have no derivative financial instruments or derivative commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations. The impact of a hypothetical 1% change in interest rates from those in effect during the second quarter of fiscal 2006 would have resulted in interest income fluctuating by approximately $0.07 million.
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
Part II. OTHER INFORMATION
Item 1: LEGAL PROCEEDINGS
From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations, employment-related claims, claims from guests alleging illness, injury or other food quality, health or operational concerns, enforcement of intellectual property rights, and contractual disputes. To date, none of such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A: RISK FACTORS
The following is a new risk factor and modified risk factors, amended in their entirety, that should be read in conjunction with the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 2, 2006. There have been no other material changes to our risk factors as disclosed in our Annual Report.
Health concerns relating to the consumption of beef, poultry or other food products could adversely affect the price and availability of beef, poultry and other food products, consumer preferences and our results of operations and stock price.

Since 2004, Asian and European countries have experienced outbreaks of avian flu, or “bird flu.” Additional instances of avian flu or other food-borne illnesses, such as “mad cow disease,” e-coli or hepatitis A could adversely affect the price and availability of beef, poultry or other food products. As a result, we could experience a significant increase in cost of food.
In addition, like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of poultry or beef, the key ingredient in many of our menu items, or by negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning “mad cow disease” or bird flu, publication of government or industry findings about food products we serve or other health concerns or operating issues stemming from the food served in our restaurants. Our operational controls and training may not be fully effective in preventing all food-borne illnesses. Some food-borne illness incidents could be caused by food suppliers and transporters and would be outside of our control. Any negative publicity, health concerns or specific outbreaks of food-borne illnesses attributed to one or more of our restaurants, or the perception of an outbreak, could result in a decrease in customer traffic to our restaurants and could have a material adverse effect on our sales, results of operations, business, financial condition and stock price.
Seasonality, inclement weather and other variable factors may adversely affect our sales and results of operations and would adversely impact our quarterly operating results, resulting in a decline in our stock price.
Our business is subject to significant seasonal fluctuations and weather influences on consumer spending and dining out patterns. Inclement weather may result in reduced frequency of dining at our restaurants. Customer counts (and consequently revenues) are generally highest in spring and summer months and lowest during the winter months because of the high proportion of our restaurants located in the Northeast where inclement weather affects customer visits. As a result, our quarterly and yearly results have varied in the past, and we believe that our quarterly operating results will vary in the future. Other factors such as unanticipated increases in labor, commodity, energy, insurance or other operating costs may also adversely affect our quarterly results. For this reason, you should not rely upon our quarterly operating results as indications of future performance.
We hold significant amounts of illiquid assets and may have to dispose of them on unfavorable terms.
As of the end of the second quarter of fiscal 2006, we had $39.6 million in net fixed assets that we have defined as illiquid assets, which includes leasehold improvements, equipment and furniture and fixtures. These assets cannot be converted into cash quickly and easily. We may be compelled to dispose of these illiquid assets on unfavorable terms, which could have an adverse effect on our business.
We have a new management team that does not have proven success with the Company.
The following are members of our management team who have been in their positions for a relatively short period of time:
•	Chief Financial Officer, joined Cosi in August 2004 as Controller and appointed Chief Financial Officer in August 2005;

•	Vice President of People joined Cosi in November 2005;

•	Vice President of Construction, joined Cosi in May 2005; and

•	Executive Vice President and Chief Marketing Officer, joined Cosi in May 2006.
These new members of management do not have previous experience with us, and we cannot assure you that they will fully integrate themselves into our business or that they will effectively manage our business affairs. Our failure to assimilate the new members of management, the failure of the new members of management to perform effectively, or the loss of any of the new members of management could have a material adverse effect on our business, financial condition and results of operations.
General economic conditions and the effects of the war on terrorism may cause a decline in discretionary consumer spending, which would negatively affect our business.

Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic and political conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty like that which followed the September 11, 2001 terrorist attacks on the United States. In addition, economic uncertainty due to military action overseas, such as in Iraq and post-war military, diplomatic or financial responses, may lead to further declines in sales. Any decline in consumer spending or change in economic conditions, including the rising gas prices and mortgage interest rates, could reduce customer traffic or impose practical limits on pricing, either of which could have a material adverse effect on our sales, results of operations, business and financial condition.
Fluctuations in coffee prices could adversely affect our operating results.
The price of coffee, one of our main products, can be highly volatile. Although most coffee trades on the commodity markets, coffee of the quality we seek tends to trade on a negotiated basis at a substantial premium above commodity coffee pricing, depending on supply and demand at the time of the purchase. Supplies and prices of green coffee can be affected by a variety of factors, such as weather, politics and economics in the producing countries. An increase in pricing of specialty coffees could have a significant adverse effect on our profitability. To mitigate the risks of increasing coffee prices and to allow greater predictability in coffee pricing, we typically enter into short-term purchasing arrangements for a portion of our green coffee requirements. We cannot assure you that these activities will be successful or that they will not result in our paying substantially more for our coffee supply than we would have been required to pay absent such activities. We purchase coffee through a single supplier under an agreement that expires in June 2010. During 2005, our cost for various coffee products increased between 9% and 28% on an annual basis.
Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We sold the following unregistered securities in reliance upon the exemption from registration provided pursuant to Section 4(2) of the Securities Act of 1933, as amended.
(a) Issuances of Shares of Common Stock
On May 15, 2006, 11,376 shares of restricted common stock were issued to certain members of the Board of Directors pursuant to the Cosi, Inc. Non-Employee Director Stock Incentive Plan.
(b) Exercise of Warrants
On April 19, 2006, we sold 318 shares of our common stock to a shareholder for an aggregate consideration of $2.75, pursuant to the exercise of warrants. Using the net exercise method, a net 317 shares were issued and 1 share was surrendered.
On April 28, 2006, we sold 3,720 shares of our common stock to a shareholder for an aggregate consideration of $22,560, pursuant to the exercise of warrants. Using the net exercise method, a net 1,413 shares were issued and 2,307 shares were surrendered.
On May 11, 2006, we sold 71,076 shares of our common stock to two shareholders for an aggregate consideration of $426,456, pursuant to the exercise of warrants.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
We held our Annual Meeting for Stockholders on May 15, 2006 at which stockholders elected one director nominated for a three-year term expiring at the 2009 Annual Meeting of Stockholders. The results of voting were as follows:

NOMINEE	FOR	WITHHELD
Michael O’Donnell	31,913,415	130,979
The other directors whose terms of office continued after the Annual Meeting are Kevin Armstrong, Mark Demilio, Creed L. Ford, III (each in the Class of 2007) and Eli Cohen, William D. Forrest and Robert Merritt (each in the Class of 2008).
Shareholders also voted to ratify the selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm for 2006. The results of the voting were as follows:

			BROKER
FOR	AGAINST	ABSTAIN	NO-VOTE
32,053,813	3,990	367	0
Item 6:EXHIBITS
(a) Exhibits:

Exhibit Number	Description
Exhibit 10.1	Description of the at-will employment agreement, by and between Cosi, Inc. and Christopher Carroll, dated May 22, 2006 (Filed in the Current Report on Form 8-K filed on May 25, 2006, file # 000-50052).

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: August 9, 2006	By: /s/ KEVIN ARMSTRONG

Kevin Armstrong
Chief Executive Officer

Date: August 9, 2006	By: /s/ WILLIAM KOZIEL

William Koziel
Chief Financial Officer (chief accounting officer)
Treasurer and Secretary

EXHIBIT INDEX

Exhibit 10.1	Description of the at-will employment agreement, by and between Cosi, Inc. and Christopher Carroll, dated May 22, 2006 (Filed in the Current Report of Form 8-K filed May 25, 2006, file #000-50052).

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.