Form 10-Q
period 2006-10-02
COSI INC
filed 2006-11-08
CIK 1171014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock, $.01 par value, outstanding at October 30, 2006: 39,620,979

COSI, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cosi, Inc.
Consolidated Balance Sheets
As of October 2, 2006 and January 2, 2006
(in thousands, except per share data)

	October 2, 2006	January 2, 2006
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,951.3	$1,952.3
Investments	19,678.8	32,917.5
Accounts receivable, net of allowances of $1.7 and $8.0, respectively	1,441.0	496.2
Inventories	988.6	914.6
Prepaid expenses and other current assets	2,558.9	3,672.7

Total current assets	30,618.6	39,953.3

Furniture and fixtures, equipment and leasehold improvements, net	45,226.8	33,502.7
Intangibles, security deposits and other assets, net	2,833.2	3,088.0

Total assets	$78,678.6	$76,544.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,822.3	$2,689.2
Accrued expenses	10,148.0	9,837.2
Deferred franchise revenue	941.2	251.3
Current portion of other long-term liabilities	620.8	345.0
Current portion of long-term debt	15.8	18.8

Total current liabilities	14,548.1	13,141.5

Deferred franchise revenue	1,928.8	258.8
Other long-term liabilities, net of current portion	7,837.8	6,835.4
Long-term debt, net of current portion	99.8	99.9

Total liabilities	24,414.5	20,335.6

Commitments and contingencies

Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 39,674,979 and 38,478,796 shares issued and outstanding, respectively	396.7	384.8
Additional paid-in capital	270,040.5	268,330.5
Unearned stock compensation	—	(3,866.4)
Treasury stock, 239,543 shares at cost	(1,197.7)	(1,197.7)
Accumulated deficit	(214,975.4)	(207,442.8)

Total stockholders’ equity	54,264.1	56,208.4

Total liabilities and stockholders’ equity	$78,678.6	$76,544.0

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Operations
For the Three and Nine Month Periods Ended October 2, 2006 and October 3, 2005
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$32,756.1	$30,778.4	$94,592.4	$88,550.5
Franchise fees and royalties	194.9	25.0	513.1	77.8

Total revenues	32,951.0	30,803.4	95,105.5	88,628.3

Costs and expenses:
Cost of food and beverage	7,470.5	7,254.2	21,738.8	21,275.3
Restaurant labor and related benefits	11,038.6	10,340.3	31,235.6	29,678.8
Occupancy and other restaurant operating expenses	8,727.3	7,308.3	23,953.0	21,014.2

	27,236.4	24,902.8	76,927.4	71,968.3
General and administrative expenses	5,658.1	5,480.9	16,000.0	15,614.7
Stock-based compensation expense	894.1	1,124.5	3,825.5	2,429.5
Depreciation and amortization	1,997.1	1,868.1	5,670.8	5,483.6
Restaurant pre-opening expenses	399.6	300.6	1,318.1	439.0
Provision for losses on asset impairments and disposals	7.4	—	7.4	49.7
Lease termination expense (benefit)	1.5	(69.1)	19.2	(67.8)

Total costs and expenses	36,194.2	33,607.8	103,768.4	95,917.0

Operating loss	(3,243.2)	(2,804.4)	(8,662.9)	(7,288.7)

Interest income	333.1	342.0	1,079.5	426.6
Interest expense	(2.3)	(7.6)	(7.0)	(31.4)
Allowance for notes receivable from stockholders	—	—	—	(261.1)
Other income	57.0	43.6	57.8	66.4

Net loss	$(2,855.4)	$(2,426.4)	$(7,532.6)	$(7,088.2)

Per Share Data:
Net loss per share, basic and diluted	$(0.07)	$(0.06)	$(0.20)	$(0.21)

Weighted average shares outstanding	38,355,027	37,570,756	38,124,113	33,616,991

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended October 2, 2006
(unaudited)
(in thousands, except share data)

	Common Stock
			Additional	Unearned	Treasury Stock
	Number of		Paid In	Stock	Number of		Accumulated
	Shares	Amount	Capital	Compensation	Shares	Amount	Deficit	Total
Balance, January 2, 2006	38,478,796	$384.8	$268,330.5	$(3,866.4)	239,543	$(1,197.7)	$(207,442.8)	$56,208.4

Exercises of options	340,529	3.4	1,280.7	—	—	—	—	1,284.1
Adoption of FAS 123R	—	—	(3,866.4)	3,866.4	—	—	—	—
Issuances of restricted stock	621,000	6.2	(6.2)	—	—	—	—	—
Stock-based compensation	11,376	0.1	3,861.2	—	—	—	—	3,861.3
Exercises of warrants	223,278	2.2	440.7	—	—	—	—	442.9
Net loss	—	—	—	—	—	—	(7,532.6)	(7,532.6)

Balance, October 2, 2006	39,674,979	$396.7	$270,040.5	$—	239,543	$(1,197.7)	$(214,975.4)	$54,264.1

The accompanying notes are an integral part of this consolidated financial statement.

Cosi, Inc.
Consolidated Statements of Cash Flows
For the Nine Month Periods Ended October 2, 2006 and October 3, 2005
(dollars in thousands)

	October 2, 2006	October 3, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,532.6)	$(7,088.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	5,670.8	5,483.6
Non-cash portion of asset disposals	17.6	1.4
Provision (recovery) for bad debts	6.3	(20.8)
Stock-based compensation expense	3,861.3	2,771.6
Reserve on notes receivable from stockholders	—	261.1
Changes in operating assets and liabilities:
Accounts receivable	(949.0)	45.8
Inventories	(74.0)	27.4
Prepaid expenses and other current assets	1,113.8	186.9
Other assets	233.2	(299.4)
Accounts payable and accrued expenses	(2,537.0)	(1,776.5)
Deferred Revenue	2,360.0	(1,464.9)
Other liabilities	2,593.4	(529.6)

Net cash provided by (used in) operating activities	4,763.8	(2,401.6)

Cash flows from investing activities:
Capital expenditures	(15,739.6)	(4,888.8)
Purchases of investments	(172,505.7)	(82,735.8)
Redemptions of investments	185,744.4	57,828.9
Net redemptions (payments) of security deposits	21.6	(50.6)

Net cash used in investing activities	(2,479.3)	(29,846.3)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,717.5	36,696.7
Principal payments on long-term debt	(3.0)	(220.6)

Net cash provided by financing activities	1,714.5	36,476.1

Net increase in cash and cash equivalents	3,999.0	4,228.2
Cash and cash equivalents, beginning of period	1,952.3	1,089.7

Cash and cash equivalents, end of period	$5,951.3	$5,317.9

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$—	$14.0

Corporate franchise and income taxes	$29.3	$130.7

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
The results for the three and nine month periods ended October 2, 2006 may not be indicative of the results for the fiscal year.
Certain amounts in the fiscal 2005 consolidated financial statements have been reclassified to conform to the fiscal 2006 presentation.
This Report should be read in conjunction with our Annual Report on Form 10-K for the year ended January 2, 2006, as filed with the Securities and Exchange Commission (“SEC”).
Note 2 — Investments
As of October 2, 2006, investments consisted of United States government agency notes, highly rated commercial paper and auction rate securities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our intentions regarding these instruments, we classify all marketable debt securities as held-to-maturity and account for these investments at amortized cost. The amortized principal amount of investments at October 2, 2006 and January 2, 2006 was $19.7 million and $32.9 million, respectively, and the weighted average interest rate was 5.11% and 4.09%, respectively. The amortized principal amount approximates fair value at October 2, 2006 and at January 2, 2006. We determine the fair value of our investments in debt securities based upon public market rates. All investments mature within one year. None of the short-term investments purchased during 2005 or to date through 2006 have been sold prior to their maturity.
Investments on October 2, 2006 consisted of the following:

		Unrealized
		Pre-Tax
	Cost Basis	Net Gains	Fair Value
	(in thousands)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$19,678.8	$—	$19,678.8

	$19,678.8	$—	$19,678.8

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
Note 3 — Stock-Based Compensation
A summary of non-cash compensation is as follows:

	For the Three Months Ended		For the Nine Months Ended
	(in thousands)		(in thousands)
	October 2,	October 3,	October 2,	October 3,
	2006	2005	2006	2005
Stock options variable accounting	$—	$1,040.7	$—	$1,182.1
Stock option compensation expense	273.6	—	826.8	—
Restricted stock compensation expense	631.4	348.0	3,034.5	1,589.5

Total non-cash stock compensation expense	905.0	1,388.7	3,861.3	2,771.6

Non-cash compensation included in labor and related benefits	10.9	264.2	35.8	342.1

Separately captioned stock compensation expense	$894.1	$1,124.5	$3,825.5	$2,429.5

As of October 2, 2006, there was approximately $2.1 million of total unrecognized compensation cost related to stock options granted under the Company’s various incentive plans which will be recognized over the remaining vesting period of the options through fiscal 2010. In addition, as of October 2, 2006, there was approximately $7.1 million of total unrecognized compensation cost related to restricted stock granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan. The cost related to restricted stock grants will be recognized on a straight-line basis over a period of four years from the date of each grant through the third quarter of fiscal 2010.
Effective January 3, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation cost be recognized in the financial statements. We selected the modified prospective method of adoption. Under this method, compensation expense that we recognized for the nine months ended October 2, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, our stock compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. Results for prior periods have not been restated. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant.
In the first three quarters of 2005, had compensation expense been recognized for our share-based compensation plans by applying the fair value recognition provisions of SFAS 123, we would have recorded a net loss and net loss per share as follows for the three and nine month periods ended October 3, 2005:

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Three Months Ended	Nine Months Ended
	October 3, 2005	October 3, 2005
	(in thousands except	(in thousands except
	per share data)	per share data)
Net loss as reported	$(2,426.4)	$(7,088.2)

Add: stock-based compensation expense included in reported net loss	1,388.7	2,771.5

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(796.8)	(3,057.4)

Pro forma net loss	$(1,834.5)	$(7,374.1)

Net loss per common share, basic and diluted
As reported	$(0.06)	$(0.21)
Pro forma	$(0.05)	$(0.22)
SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. Furthermore, in accordance with the provisions of SFAS 123R, we reclassified to additional paid-in capital the balance that was in unearned compensation in our consolidated balance sheet as of January 3, 2006.
Pursuant to a stock option repricing previously approved by shareholders, on December 29, 2003, 1,246,164 options with exercise prices ranging from $2.37 to $12.25 were repriced at $2.26 per common share. In accordance with APB 25, we recorded a charge for the three months ended October 3, 2005 of approximately $1.0 million resulting from an increase in our stock price from $6.89, as of the close of business on July 4, 2005, to a stock price of $9.87, as of the close of business on October 3, 2005, on the remaining options outstanding partially offset by a decrease in the total number of repriced options outstanding due to forfeitures during the quarter. For the nine month period ended October 3, 2005, we recorded an expense of approximately $1.2 million resulting from an increase in our stock price from $6.09, as of the close of business on January 3, 2005, to a stock price of $9.87, as of the close of business on October 3, 2005, on the remaining options outstanding partially offset by a decrease in the total number of repriced options outstanding due to forfeitures during the period. As a result of the adoption of FAS123R, we did not record any variable accounting charges or income during the first nine months of fiscal 2006.
During the third quarter of fiscal 2006, pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 54,000 restricted shares of our authorized but unissued common stock to an employee and a non-employee consultant. The vesting of these shares will occur as follows: (i) 20% of the shares vested on the grant date and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company and the non-employee consultant continues to be engaged to provide services to the Company. The value of the shares for these grants, based on the closing price of our common stock on the date of the grants, was approximately $0.3 million. During the third quarter of fiscal 2006, 10,000 previously issued shares of restricted common stock were forfeited, the value of the forfeited shares, based on the closing price of our common stock on the date of the grant, was approximately $0.1 million.
During the nine months ended October 2, 2006, pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 669,000 restricted shares of our authorized but unissued common stock to a group of

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
employees and a non-employee consultant. The vesting of these shares will occur as follows: (i) 20% of the shares vested on the grant date and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employees continue to be employed by the Company and the non-employee consultant continues to be in the service of the Company. The value of the shares for these grants, based on the closing price of our common stock on the date of the grants, was approximately $6.5 million. During the nine month period ended October 2, 2006, 48,000 previously issued shares of restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grant, was approximately $0.4 million.
Stock compensation expense relating to restricted stock grants of approximately $0.6 million and $3.0 million is included in stock compensation expense in the accompanying consolidated statement of operations for the three and nine month periods ended October 2, 2006, respectively.
Employees who have received restricted stock as part of our equity-based long-term incentive program may elect to enter into company-approved stock trading plans to make orderly dispositions of stock for diversification, estate or tax planning or other personal needs, and to facilitate stock option exercises (“Sales Plans”). The Sales Plans are established in accordance with the requirements of Rule 10b5-1(c)(1)(i)(B) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the first nine months of fiscal 2006, approximately 365,000 shares of common stock, in the aggregate, were sold pursuant to Sales Plans entered into by our “executive officers”, as defined for purposes of Item 401(b) of Regulation S-K of the Exchange Act and “officers” as defined for purposes of Section 16 of the Exchange Act.
NOTE 4 — Warrants
During the three month period ended October 2, 2006, there were no exercises of warrants. During the three month period ended October 3, 2005, we issued 54,496 shares of our common stock for an aggregate consideration of $0.8 million pursuant to the exercise of warrants, all of which were settled under the net exercise method.
During the nine month period ended October 2, 2006, we issued 460,948 shares of our common stock for an aggregate consideration of $2.8 million pursuant to the exercise of warrants, of which $0.4 million was received in cash and the balance was settled under the net exercise method. During the nine month period ended October 3, 2005, we issued 54,496 shares of our common stock for an aggregate consideration of $0.8 million pursuant to the exercise of warrants, all of which were settled under the net exercise method.
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

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
paying by check, or direction to utilize the cashless exercise method whereby the holder will surrender shares of stock equal in value to the aggregate exercise price, using the market price on the date of the exercise notice to the Company.
NOTE 5 — Inventories
Inventories are stated at the lower of cost (“First In, First Out” method) or market, and consist principally of food, beverage, liquor, packaging and related food supplies.
NOTE 6 — Furniture and Fixtures, Equipment, and Leasehold Improvements
Furniture and fixtures, equipment and leasehold improvements consist of the following:

	As of	As of
	October 2,	January 2,
(in thousands)	2006	2006
Leasehold improvements	$46,994.8	$38,213.4
Furnitue and fixtures	12,349.4	10,130.0
Restaurant equipment	18,152.1	14,017.4
Computer and telephone equipment	10,492.4	9,321.3
Construction in progress	1,950.7	1,250.8
Vehicles	29.7	—

	89,969.1	72,932.9

Less: accumulated drepreciation and amortization	(44,742.3)	(39,430.2)

Net furniture and fixtures, equipment and leasehold improvements	$45,226.8	$33,502.7

Note 7 — Accrued Expenses
Accrued expenses consist of the following:

	October 2,	January 2,
(in thousands)	2006	2006
Payroll and related benefits and taxes	$2,333.6	$2,933.3
Professional and legal costs	442.4	453.6
Taxes payable	894.1	673.6
Rent obligations	505.8	529.7
Gift cards/certificates	419.6	438.9
Utilities	658.9	649.9
New restaurant construction	2,626.9	954.0
Insurance	20.0	1,235.5
Unearned revenue	571.4	601.2
Other	1,675.3	1,367.5

Accrued expenses	$10,148.0	$9,837.2

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note 8 — Long-Term Debt
In 2001, we entered into a settlement agreement involving a trademark dispute. Under that agreement, we are obligated to make annual payments of $25,000 per year through 2011. The present value of those future payments is included in Long-Term Debt in the accompanying balance sheets.
NOTE 9 — Earnings Per Share
Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. In-the-money stock options and warrants to purchase an aggregate of 1,953,291 and 3,596,469 shares of common stock plus 1,050,200 and 689,843 of unvested restricted shares, were outstanding at October 2, 2006, and October 3, 2005, respectively. These stock options, warrants, and unvested shares outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and hence, the impact would be anti-dilutive. Out-of-the-money stock options and warrants to purchase an aggregate of 3,471,324 and 2,857,125 shares of common stock were outstanding at October 2, 2006 and October 3, 2005, respectively. All of the warrants provide for anti-dilution adjustments in the event of stock splits, stock dividends, or recapitalization, reorganization, reclassification, consolidation, merger, stock exchange, sale of all or substantially all of the Company’s assets or other similar transactions. In addition, 85,006 of these warrants also provide for anti-dilution adjustments in the event we sell our stock at, or issue options, warrants, rights or other convertible securities having an exercise price that is less than the exercise price of such warrants or less than the market price as of the date of such issue or sale.
NOTE 10 — Lease Termination Costs
Lease termination costs were not significant during the third quarter of fiscal 2006. During the nine months ended October 2, 2006, we recorded lease termination charges of approximately $0.04 million partially offset by approximately $0.02 million of income due to the reversal of lease termination accruals deemed no longer required. During the third quarter and first nine months of fiscal 2005, we recognized approximately $0.07 million in income due primarily to the reversal of accruals deemed no longer required.
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
NOTE 12 — Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present and disclose

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial recognition amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt the new standard in fiscal 2007. We are currently evaluating the effect of this pronouncement and don’t believe that it will have a material impact on our financial statements.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the fiscal periods ended October 2, 2006, and October 3, 2005, should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our fiscal 2005 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.
OVERVIEW
System wide restaurants:

	For the Three Months Ended
	October 2, 2006			October 3, 2005
	Company-			Company-
	Owned	Franchise	Total	Owned	Franchise	Total
Restaurants at beginning of period	103 (a)	6	109	92	2	94
New restaurants opened	6	2	8	1	—	1
Restaurants permanently closed	1	—	1	—	—	—

Restaurants at end of period	108	8	116	93	2	95

(a)	Includes two company-owned locations that remained closed as a result of Hurricane Wilma.

	For the Nine Months Ended
	October 2, 2006			October 3, 2005
	Company-			Company-
	Owned	Franchise	Total	Owned	Franchise	Total
Restaurants at beginning of period	96 (a)	5	101	92 (a)	—	92
New restaurants opened	17	3	20	2	2	4
Restaurants permanently closed	5	—	5	1	—	1

Restaurants at end of period	108	8	116	93	2	95

(a)	Includes two company-owned locations that remained closed as a result of Hurricane Wilma.
We currently own and operate 109 company-owned and nine franchise premium convenience restaurants in 16 states and the District of Columbia, including one company-owned restaurant in the District of Columbia market, opened subsequent to the end of the third quarter and one franchise restaurant in Minneapolis that opened subsequent to the third quarter. We opened six new company-owned restaurants during the third quarter of fiscal 2006, including one in Connecticut , two in Chicago, two in the Madison, Wisconsin, and one in the Seattle. In addition, of the two locations within the Federated Department Stores (“Macy’s”) that closed last year as result of Hurricane Wilma, one re-opened subsequent to the third quarter and the other will remain permanently closed.
Our restaurants offer innovative savory made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi Bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers.
Our menu features high-quality sandwiches, freshly tossed salads, Cosi bagels, hot melts, pizzas, S’mores and other desserts, and a variety of coffees along with other soft drink beverages, teas and alcoholic beverages. Our restaurants offer lunch and afternoon coffee in a counter service format, with most offering breakfast and/or dinner and dessert menus as well. We operate our company-owned restaurants in two formats: Cosi and Cosi Downtown. Cosi Downtown restaurants, which are located in nonresidential central business districts, close for the day in the early evening, while Cosi restaurants offer dinner and dessert in a casual dining atmosphere.
Our goal is to become the leading national premium convenience restaurant, and we are focused on knowing our customers and their needs. We conducted a study of our target customers and their geographic distribution to determine our market potential in different real estate sites. Based on this study, we determined that our target customers are adults aged 18 to 34 without children, upscale suburbanites and metro elites of all ages, and we believe there are approximately 40 million heads of households in this demographic mix. We utilized these results to determine our overall market potential. As a result, we believe we can more accurately assess the viability of different real estate sites. Our study indicated that the top 75 markets where our target customers are concentrated can support up to approximately 1,900 restaurants. We also developed a new restaurant design that enhances our customers’ experience and that we believe is more efficient to operate. This new design was unveiled in Avon, Connecticut in March 2004. There are currently 31 locations system-wide that incorporate the new design, including three locations that were remodels.
We are currently eligible to offer franchises in 47 states and the District of Columbia. We offer franchises to area developers and individual franchise operators. The initial franchise fee, payable to us, for both an area developer and an individual franchise operator is $40,000 for the first restaurant and $35,000 for each additional restaurant.
We believe that offering Cosi franchised restaurants to area developers and individual franchisees offers the prospects of strong financial returns. By franchising, we believe we will be able to increase the presence of our restaurants in various markets throughout the country and generate additional revenue without the large upfront capital commitments and risk associated with opening company-owned restaurants. We currently have secured franchise commitments from 27 area developers for 345 locations, including eight locations open as of the end of the third quarter of fiscal 2006.
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
We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and that require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Long lived assets: Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144 has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level and record an impairment loss whenever we determine impairment factors are present. We have developed and implemented an operational improvement plan, and we undertake impairment reviews at least quarterly or when we determine an impairment has occurred. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. No impairments were recorded during the first nine months of fiscal 2006. During the nine month period ended October 3, 2005, we recorded a charge of less than $0.1 million related to the closure of one restaurant during the second quarter of fiscal 2005.
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
Statement for Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires companies to recognize costs associated with exit or disposal activities related to restructuring, discontinued operations, plant closings or other exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. During the third quarter of fiscal 2006, lease termination costs were not significant. During the nine month period ended October 2, 2006, we recorded charges of approximately $0.04 million partially offset by approximately $0.02 million of income due to the reversal of accruals deemed no longer required.
Stock options: Effective January 3, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all of the resulting compensation cost be recognized in the financial statements. We selected the modified prospective method of adoption. Under this method, compensation expense that we recognized for the quarter ended October 2, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of July 3, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after July 3, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, our stock compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. As a result, we recognized stock option compensation expense of $0.3 million during the quarter ended October 2, 2006 and $0.8 million for the nine month period ended October 2, 2006. Results for prior periods have not been restated. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant.
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
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial recognition amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt the new standard in fiscal 2007. We are currently evaluating the effect of this pronouncement and don’t believe that it will have a material impact on our financial statements.
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
COMPARABLE RESTAURANT SALES
In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. At October 2, 2006 and October 3, 2005, there were 79 and 82 restaurants in our comparable restaurant base, respectively.
COSTS AND EXPENSES
Cost of food and beverage. Cost of food and beverage is composed of food and beverage costs. Food and beverage costs are variable and increase with sales volume.
Restaurant labor and related benefits. The costs of labor and related benefits include direct hourly and management wages, bonuses, payroll taxes, health insurance and all other fringe benefits.
Occupancy and other restaurant operating expenses. Occupancy and other operating expenses include direct restaurant level operating expenses, including the cost of paper and packaging, supplies, restaurant repairs and maintenance, utilities, rents and related occupancy costs.
General and administrative expenses. General and administrative expenses include all corporate and administrative functions that support our restaurants and provide an infrastructure to operate our business. Components of these expenses include executive management, supervisory and staff salaries, non-field bonuses and related taxes and employee benefits; travel; information systems; training; support center rent and related occupancy costs; and professional and consulting fees. The salaries, bonuses and employee benefit costs included as general and administrative expenses are generally more fixed in nature and do not vary directly with the number of restaurants we operate.
Stock compensation expense. Stock compensation expense includes the charges related to recognizing the fair value of stock options and restricted stock as compensation for awards to certain key employees and non-employee directors, except the costs related to compensation for restaurant employees which are included in labor and related benefits.
Depreciation and amortization. Depreciation and amortization principally includes depreciation of restaurant assets.
Restaurant pre-opening expenses. Restaurant pre-opening expenses, which are expensed as incurred, include the cost of recruiting, hiring and training the initial restaurant work force, travel costs, the cost of food and labor used during the period before opening, the cost of initial quantities of supplies and other direct costs related to the opening or remodeling of a restaurant. Pre-opening expenses also include rent expense recognized on a straight-line basis from the date we take possession through the period of construction, renovation and fixturing prior to opening the restaurant.
RESULTS OF OPERATIONS
Our operating results for the three and nine month periods ended October 2, 2006, and October 3, 2005, expressed as a percentage of total revenues, except where otherwise noted, were as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2006	2005	2006	2005
Revenues:
Restaurant net sales	99.4%	99.9%	99.5%	99.9%
Franchise fees and royalties	0.6	0.1	0.5	0.1

Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of food and beverage (1)	22.8	23.6	23.0	24.0
Restaurant labor and related benefits (1)	33.7	33.6	33.0	33.5
Occupancy and other restaurant operating expenses (1)	26.6	23.7	25.3	23.7

	83.1	80.9	81.3	81.2
General and administative expenses	17.2	17.8	16.8	17.6
Stock compensation expense	2.7	3.7	4.0	2.7
Depreciation and amortization	6.1	6.1	6.0	6.2
Restaurant pre-opening expenses	1.2	1.0	1.4	0.5
Provision for losses on asset impairments and disposals	—	—	—	0.1
Lease termination expense (benefit)	—	(0.2)	—	(0.1)

Total costs and expenses	110.3	109.3	109.5	108.2

Operating loss	(9.8)	(9.1)	(9.1)	(8.2)

Other income (expense):
Interest income	1.0	1.1	1.1	0.5
Interest expense	—	—	—	—
Allowance for stockholders’ notes receivables	—	—	—	(0.3)
Other income	0.2	0.1	0.1	—

Net loss	(8.6)%	(7.9)%	(7.9)%	(8.0)%

(1)	As a percentage of restaurant net sales
Restaurant Net Sales
Restaurant net sales increased 6.4%, or $2.0 million, to $32.8 million in the third quarter of fiscal 2006 from $30.8 million in the third quarter of fiscal 2005 due primarily to $4.9 million in net sales at new restaurants not yet in their fifteenth month of operation, partially offset by a 4.2% or $1.2 million decrease in comparable restaurant net sales, the loss of approximately $1.0 million in net sales related to the three Boston restaurants sold to a franchise area developer at the end of fiscal 2005 and approximately $0.7 million in net sales related to restaurants closed during and subsequent to the third quarter of fiscal 2005, including three restaurants temporarily closed for remodel in the third quarter of fiscal 2006 and the two Macy’s restaurants that remain closed due to Hurricane Wilma. During the third quarter of fiscal 2006, our average guest check in comparable restaurants increased 3.4% and our transaction count in comparable restaurants decreased by 7.6%, compared to the same period last year. The 3.4% increase in our average guest check is due primarily to the impact of a 1.5% increase in pricing and a 1.9% favorable shift in sales mix.
Restaurant net sales increased 6.8%, or $6.0 million, to $94.6 million for the nine month period ended October 2, 2006 from $88.6 million for the same period in fiscal 2005 due primarily to $10.2 million in sales at new restaurants not yet in their fifteenth month of operation and a 0.3%, or $0.2 million increase in comparable restaurant net sales, partially offset by the loss of approximately $3.1 million in net sales related to the three Boston restaurants sold to a franchise area developer at the end of fiscal 2005 and approximately $1.3 million in net sales related to restaurants closed during and subsequent to the third quarter of fiscal 2005, including three restaurants temporarily closed for remodel in the third quarter of fiscal 2006 and the two Macy’s restaurants that remain closed due to Hurricane Wilma. Also, for the nine month period ended October 2, 2006, our average check in comparable restaurants increased 3.2% and our transaction count in comparable restaurants decreased by 2.9%, compared to the same period in fiscal 2005.
Franchise Fees and Royalties
Franchise fees and royalties were approximately $0.2 million for the three month period ended October 2, 2006, compared with approximately $0.03 million for the same period in fiscal 2005. Franchise fees and royalties during the third quarter of fiscal 2006 are from approximately $0.1 million in franchise royalties from the eight franchise restaurants operated during the period and $0.08 million in franchise fees related to two franchise restaurants that opened during the quarter; one each in Southern California and District of Columbia. Franchise fees and royalties during the comparable period of 2005 were approximately $25,000 in franchise royalties from two franchise restaurants that operated during the period.
Franchise fees and royalties were approximately $0.5 million for the nine month period ended October 2, 2006, compared with approximately $0.08 million for the same period in fiscal 2005. Franchise fees and royalties during the first nine months of fiscal 2006 were approximately $0.3 million in franchise royalties from eight franchise restaurants operated during the period and approximately $0.2 million in franchise fees related to three franchise restaurants that opened during the period, one each in Minneapolis, California and the District of Columbia, and three re-franchised company owned restaurants in Boston. Franchise fees and royalties during the comparable period of 2005 were primarily $0.05 million of franchise fees for two franchise restaurants that opened during the second quarter of fiscal 2005 and franchise royalties for the two restaurants that were operating during the period.
Costs and Expenses
Cost of food and beverage. The cost of food and beverage increased by 3.0%, or $0.2 million in the third quarter of fiscal 2006 as compared to the same period in fiscal 2005. As a percentage of restaurant net sales, food and beverage costs decreased to 22.8% of restaurant net sales in the third quarter of fiscal 2006 from 23.6% in the comparable quarter of fiscal 2005. We continue to realize advantageous pricing opportunities as a primary source buyer which has contributed to the decrease in food and beverage costs as a percentage of net sales. We have also benefited from the distribution agreement entered into with Distribution Marketing Advantage, Inc. in late fiscal 2005, which provides us broader access to a nationwide network of independent distributors, as well as the impact of more effective field execution related to management of inventory from receipt at the restaurants through the preparation process. Finally, the improvement in food and beverage costs as a percentage of net sales also reflects the impact of a slight decrease in promotional and complimentary discounts during the third quarter of fiscal 2006 as compared to the same period last year.
The cost of food and beverage increased by 2.2%, or $0.5 million, in the nine month period ended October 2, 2006 as compared to the same period in fiscal 2005. As a percentage of restaurant net sales, food and beverage costs decreased to 23.0% of restaurant net sales in the nine month period ended October 2, 2006 from 24.0% in the comparable nine month period of fiscal 2005. We continue to realize advantageous pricing opportunities as a primary source buyer which has contributed to the decrease in food and beverage costs as a percentage of net sales. We have also benefited from the distribution agreement entered into with Distribution Marketing Advantage, Inc. in late fiscal 2005, which provides us broader access to a nationwide network of independent distributors as well as the impact of more effective field execution related to management of inventory from receipt at the restaurants through the preparation process. Finally, the improvement in food and beverage costs as a percentage of net sales also reflects the impact of a slight decrease in promotional and complimentary discounts in the nine month period ended October 2, 2006 as compared to the comparable period last year.
Restaurant labor and related benefits. Labor and related benefits increased by approximately $0.7 million, or 6.8%, to $11.0 million in the third quarter of fiscal 2006 from $10.3 million in the third quarter of fiscal 2005. As a percentage of restaurant net sales, labor and related benefits increased slightly to 33.7% in the third quarter of fiscal 2006, from 33.6% in the third quarter of fiscal 2005, due primarily to the deleveraging of labor costs against lower comparable restaurant net sales partially offset by lower stock option compensation expense. Employee benefit expense as a percentage of restaurant net sales was comparable for both periods.
Labor and related benefits increased by approximately $1.5 million, or 5.2%, to $31.2 million in the nine month period ended October 2, 2006 from $29.7 million in the comparable period of fiscal 2005. As a percentage of restaurant net sales, labor and related benefits decreased to 33.0% in the nine month period ended October 2, 2006 from 33.5% in the comparable period in fiscal 2005. The decrease in labor and related benefits as a percentage of restaurant net sales was due primarily to lower stock based compensation expense for the nine month period ended October 2, 2006 as compared to the same period in fiscal 2005 as well as leveraging of labor costs against higher net restaurant sales for the nine month period. Employee benefit expense as a percentage of restaurant net sales was comparable for both periods.
Occupancy and other restaurant operating expenses. Restaurant occupancy and operating expenses increased by $1.4 million, or 19.4%, to $8.7 million in the third quarter of fiscal 2006 from $7.3 million in the third quarter of fiscal 2005. As a percentage of restaurant net sales, restaurant operating expenses increased by 2.9% to 26.6% in the third quarter of fiscal 2006, from 23.7% in the third quarter of fiscal 2005, due primarily to planned increases in marketing expenditures as well as the impact on occupancy costs in the third quarter of 2006 of a decrease in comparable restaurant net sales.
Restaurant occupancy and operating expenses increased by $3.0 million, or 14.0%, to $24.0 million in the nine month period ended October 2, 2006 from $21.0 million in the comparable period of fiscal 2005. As a percentage of restaurant net sales, restaurant operating expenses increased by 1.6% to 25.3% in the nine month period ended October 2, 2006 from 23.7% in the comparable period of fiscal 2005 due primarily to planned increases in marketing expenditures..
General and administrative costs. General and administrative expenses increased by 3.2%, or $0.2 million, to $5.7 million in the third quarter of fiscal 2006 as compared to $5.5 million for the same period in fiscal 2005 due primarily to higher legal costs resulting from one-time charges for litigation that was concluded in the third quarter partially offset by lower general insurance costs. As a percentage of total revenue, general and administrative costs were 17.2% in the third quarter of fiscal 2006 as compared to 17.8% in the third quarter of fiscal 2005.
General and administrative expenses increased by 2.5%, or $0.4 million, to $16.0 million in the nine month period ended October 2, 2006 as compared to $15.6 million for the same period in fiscal 2005 due primarily to higher legal costs resulting from one-time charges for litigation that was concluded in the third quarter of 2006 and slightly higher payroll and related benefits relating to the execution of our growth initiatives, partially offset by lower costs for general insurance and computer hardware-software maintenance support. As a percentage of total revenue, general and administrative costs were 16.8% in the first nine months of fiscal 2006 as compared to 17.6% in the first nine months of fiscal 2005.
Stock-based compensation expense. During the third quarter of fiscal 2006, we recorded a charge of approximately $0.6 million related to the vesting of restricted stock grants. In addition, we recorded a charge of approximately $0.3 million, in accordance with SFAS No. 123R Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, associated with the fair value of employee stock options that vested during the third quarter of fiscal 2006, including approximately $0.01 million which is included in labor and related benefits. During the third quarter of fiscal 2005, we recorded a charge of approximately $0.3 million related to the vesting of restricted stock grants. In addition during the third quarter of fiscal 2005, we recorded a charge of approximately $1.0 million, including approximately $0.3 million which is included in labor and related benefits, in accordance with APB 25 Accounting for Stock Issued to Employees, associated with the options repriced as of December 29, 2003.
During the nine month period ended October 2, 2006, we recorded a charge of approximately $3.0 million related to the vesting of restricted stock grants. In addition, we recorded a charge of approximately $0.8 million, in accordance with SFAS No. 123R Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, associated with the fair value of employee stock options that vested during the first three quarters of fiscal 2006, including approximately $0.04 million which is included in labor and related benefits. During the first nine months of fiscal 2005, we recorded a charge of approximately $1.6 million related to the vesting of restricted stock grants. In addition, during the first nine months of fiscal 2005, we recorded a charge of approximately $1.2 million, including approximately $0.3 million which is included in labor and related benefits, in accordance with APB 25 Accounting for Stock Issued to Employees, associated with the options repriced as of December 29, 2003.
Depreciation and amortization. Depreciation and amortization expense in the third quarter of fiscal 2006, increased by 6.9% or $0.1 million as compared to the same period in fiscal 2005. The increase in depreciation expense of approximately $0.5 million for twenty-two new restaurants opened during and subsequent to the third quarter of fiscal 2005 was partially offset by the impact of impairments recorded in the fourth quarter of fiscal 2005 and the continued amortization of our comparable restaurant base.
Depreciation and amortization expense increased by 3.4%, or $0.2 million for the nine months ended October 2, 2006 as compared to the same period in fiscal 2005 due primarily to the opening of twenty-two new restaurants during and subsequent to the third quarter of fiscal 2005. The increase in depreciation expense was partially offset by the impact of impairments recorded in the fourth quarter of fiscal 2005 and the continued amortization of our comparable restaurant base.
Restaurant pre-opening expenses. Restaurant pre-opening expenses were approximately $0.4 million in the third quarter of fiscal 2006 as compared to $0.3 million during the same period in fiscal 2005. Approximately 34% of the fiscal 2006 charge is related to pre-opening occupancy costs for the seven restaurants that opened during and subsequent to the third quarter of fiscal 2006 and additional restaurants expected to open in the fourth quarter of fiscal 2006 where we have taken possession of the property for purposes of construction, renovation and fixturing prior to opening. Approximately 57% of the fiscal 2005 charge is related to pre-opening occupancy costs for the restaurant opened in Chicago during the third quarter of fiscal 2005 and six additional restaurants that opened subsequent to the third quarter of fiscal 2005. The remaining charges for both fiscal 2006 and 2005 are for payroll, food product used in training, supplies and travel incurred prior to the opening of the restaurant.
For the nine months ended October 2, 2006, restaurant pre-opening costs were approximately $1.3 million compared to $0.4 million for the comparable period of fiscal 2005. Approximately 44% of the fiscal 2006 charge is related to pre-opening occupancy costs for the eighteen restaurants that have opened during fiscal 2006, and additional restaurants expected to open in the fourth quarter of fiscal 2006 where we have taken possession of the property for purposes of construction, renovation, and fixturing prior to opening. Approximately 63.6% of the fiscal 2005 charge is related to pre-opening occupancy costs for the two restaurants that opened one each in the second and third quarter of fiscal 2005 and the six additional restaurants that opened subsequent to the third quarter of fiscal 2005. The remaining charges for both fiscal 2006 and 2005 are for payroll, food product used in training, supplies and travel incurred prior to the opening of the restaurant.
Lease termination costs. Lease termination costs were not significant during the third quarter of fiscal 2006. During the nine months ended October 2, 2006, we recorded lease termination charges of approximately $0.04 million, partially offset by approximately $0.02 million of income due to the reversal of lease termination accruals deemed no longer required. During the third quarter and first nine months of fiscal 2005, we recognized approximately $0.07 million in income due primarily to the reversal of accruals deemed no longer required.
Interest income and expense. Interest income for the third quarter of 2006 was approximately $0.3 million which is comparable to the same period in fiscal 2005, due primarily to higher average interest rates in fiscal 2006 on lower average levels of short-term investments. For the nine month period ended October 2, 2006, interest income was approximately $1.1 million compared to approximately $0.4 million for the comparable period of fiscal 2005, due primarily to income earned on higher average levels of short-term investments and higher average interest rates in fiscal 2006. Interest expense was not significant for any of the periods presented.
Other income. During the three and nine month period ended October 2, 2006, we recorded other income of approximately $0.06 million due primarily to the receipt of payment on an insurance claim related to the two stores impacted by Hurricane Wilma. During the nine month period ended October 3, 2005, we recorded other income of approximately $0.07 million due in part to the sale of a liquor license in the first quarter of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $6.0 million on October 2, 2006, compared with $2.0 million on January 2, 2006. In addition, we had $19.7 million in short-term investments as of October 2, 2006, compared to $32.9 million as of January 2, 2006. Our working capital was $16.7 million on October 2, 2006, compared with working capital of $26.8 million as of January 2, 2006. Our principal requirements for cash are for financing construction of new restaurants, maintaining or remodeling existing restaurants, funding our franchising initiative, and other working capital needs.
Net cash provided by operating activities for the nine month period ended October 2, 2006, was $4.8 million compared to $2.4 million of net cash used in operating activities for the nine month period ended October 2, 2005. The increase in cash provided by operating activities was due to an increase in licensing fees received from the execution of franchise area developer agreements, a decrease in cash used to fund accounts payable in the nine month period ended October 2, 2006, compared to the comparable period of fiscal 2005 as well as a decrease in cash used during the first nine months of fiscal 2006 to fund scheduled payments of our annual insurance premiums as compared to the same periods of fiscal 2005.
Total cash used in investing activities was $2.5 million for the nine month period ended October 2, 2006, compared to cash used in investing activities of $29.8 million for the nine month period ended October 3, 2005. During the nine month period ended October 2, 2006, we had $13.2 million of net redemptions of short-term investments, compared to $24.9 million of net purchases of short-term investments during the nine month period ended October 3, 2005.
Total capital expenditures for the nine month period ended October 2, 2006 were $15.7 million, compared to expenditures of $4.9 million for the comparable period in fiscal 2005. Capital expenditures for the first nine months of fiscal 2006 were primarily associated with eighteen new restaurants opened during and subsequent to the first nine months of fiscal 2006 and new restaurants planned to open during the fourth quarter of fiscal 2006 and the planned remodeling of 4 existing restaurants. Expenditures during the first nine months of fiscal 2005 were primarily associated with new restaurants opened in fiscal 2005, the planned remodeling of two existing restaurants and the planned expansion of the corporate support center facility.
The cash provided by financing activities of $1.7 million for the first nine months of fiscal 2006 was due primarily to proceeds from the exercise of stock options and warrants. During the first nine months of fiscal 2005, the cash provided by financing activities of $36.5 million was due primarily to the net proceeds from our public offering of common stock.
For fiscal 2006, we expect to open a total of 21 new company-owned restaurants, eighteen of which have already opened during the first nine months of fiscal 2006. We estimate the cost to open each company-owned restaurant is approximately $750,000, net of landlord contributions and including pre-opening expenses, for a total estimated aggregate cost of $15.8 million. We expect to fund new restaurant opening costs with cash, cash equivalents and short-term investments on hand, expected cash flows generated by both existing and new company-owned restaurants and expected franchise fees and royalties. During the first nine months of fiscal 2006, we entered into franchise agreements with area developers which generated upfront franchising fees of approximately $2.5 million.
We believe that our current cash and cash equivalents, short-term investments, and expected cash flows from company-owned restaurant operations and franchising will be sufficient to fund our cash requirements for new restaurant construction, maintaining and remodeling existing restaurant locations, franchising initiatives and other working capital needs for the next twelve months. Additionally, we expect to continue to open new company-owned restaurants in fiscal 2007 and beyond, which we also expect to fund from the same sources. If we do not open new company-owned restaurants according to our plan, if our new and existing company-owned restaurants do not generate the positive cash flow that we expect, or if we do not generate the franchise fees and royalties that we currently expect, then we may seek other sources of funding or adjust the number and/or the timing of new company-owned restaurant openings.

We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of October 2, 2006.
Contractual Obligations:

		Payments Due by Period (in thousands)
		Due
		4th	Due	Due	Due
	Total	Quarter	Fiscal 2007	Fiscal 2009	After
Description	Obligations	Fiscal 2006	to Fiscal 2008	to Fiscal 2010	Fiscal 2010
Long-term debt (1)	$150.0	$25.0	$50.0	$50.0	$25.0

Operating leases (2) (3)	88,286.2	3,657.3	28,574.9	24,625.8	31,428.2

Purchase obligations (4)	1,470.6	1,470.6	—	—	—

Total contractual cash obligations	$89,906.8	$5,152.9	$28,624.9	$24,675.8	$31,453.2

(1)	Amounts shown include aggregate scheduled interest payments of $0.03 million.

(2)	Amounts shown are net of an aggregate $0.9 million of sublease rental income due under non-cancelable subleases.

(3)	Includes approximately an aggregate $0.7 million of obligations on leases for restaurants that are closed as of October 2, 2006.

(4)	Primarily contractual obligations related to new restaurant construction.
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
We have a long-term beverage marketing agreement with the Coca-Cola Company. We received approximately $0.6 million in allowances under this agreement, which are being recognized as income ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received as of October 2, 2006.
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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-Q and Quarterly Report or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including those described in our Form 10-K for the fiscal year ended January 2, 2006 and in Item 1A of this report. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if experience our future changes make it clear that any projected results expressed or implied therein will not be realized.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risk exposures are related to our cash, cash equivalents, investments and interest that we pay on our debt. We have no derivative financial instruments or derivative commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations. The impact of a hypothetical 1% change in interest rates from those in effect during the third quarter of fiscal 2006 would have resulted in interest income fluctuating by approximately $0.06 million.
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
Item 1A: RISK FACTORS
Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2006 describes important factors that could cause our actual operating results to differ materially from those suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. These factors include but are not limited to the following and should be read in conjunction with the risk factors as disclosed in our Annual Report.
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
As of the end of the third quarter of fiscal 2006, we had $45.2 million in net fixed assets that we have defined as illiquid assets, which include leasehold improvements, equipment and furniture and fixtures. These assets cannot be converted into cash quickly and easily. We may be compelled to dispose of these illiquid assets on unfavorable terms, which could have an adverse effect on our business.
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

General economic conditions and the effects of war or terrorism may cause a decline in discretionary consumer spending, which would negatively affect our business.
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
The price of coffee, one of our main products, can be highly volatile. Although most coffee trades on the commodity markets, coffee of the quality we seek tends to trade on a negotiated basis at a substantial premium above commodity coffee pricing, depending on supply and demand at the time of the purchase. Supplies and prices of green coffee can be affected by a variety of factors, such as weather, politics and economics in the producing countries. An increase in pricing of specialty coffees could have a significant adverse effect on our profitability. To mitigate the risks of increasing coffee prices and to allow greater predictability in coffee pricing, we typically enter into short-term purchasing arrangements for a portion of our green coffee requirements. We cannot assure you that these activities will be successful or that they will not result in our paying substantially more for our coffee supply than we would have been required to pay absent such activities. We purchase coffee through a single supplier under an agreement that expires in June 2010. During 2006, we have not experienced any significant fluctuations in the cost of the various coffee products we purchase.
Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the third quarter of fiscal 2006, we did not sell any unregistered securities in reliance upon the exemption from registration provided pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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
COSI, INC.

Date: November 7, 2006	By:	/s/ KEVIN ARMSTRONG

Kevin Armstrong
Chief Executive Officer

Date: November 7, 2006	By:	/s/ WILLIAM KOZIEL

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