Form 10-K
period 2007-01-01
COSI INC
filed 2007-03-19
CIK 1171014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2007
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

Title of Class
Common Stock
($.01 par value)

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $134,919,618 as of July 3, 2006 based upon the closing price of the registrant’s common stock on the Nasdaq Global Market reported for July 3, 2006. Shares of voting stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

40,018,073 shares of the registrant’s common stock were outstanding on March 12, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information from the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders expected to be held on May 14, 2007. The definitive proxy statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days from the end of the Registrant’s fiscal year ended January 1, 2007.

PART I

Item 1.	BUSINESS

General

Cosi, Inc., a Delaware corporation incorporated in October 1999, owns, operates and franchises premium convenience restaurants which sell high-quality hot and cold sandwiches, freshly-tossed salads, Cosi bagels, pizzas, S’mores and other desserts, and a variety of coffees along with other soft drink beverages, teas and alcoholic beverages. Our restaurants are located in a wide range of markets and trade areas, including business districts and residential communities in both urban and suburban locations. We believe that we have created significant brand equity in our markets and that we have demonstrated the appeal of our concept to a wide variety of customers.

As of January 1, 2007, there were 123 Cosi restaurants in 16 states and the District of Columbia, including 13 franchise locations and five restaurants and a coffee kiosk operating within Macy’s stores under our foodservice partnership with Federated Department Stores, Inc. (“Macy’s”).

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

Recent Developments

On March 12, 2007, Kevin Armstrong resigned as the Company’s Chief Executive Officer, President and Director due to health reasons. The Board of Directors appointed Robert Merritt, a director of the Company since October 2005, as Interim Chief Executive Officer and President of the Company until a successor for Mr. Armstrong is identified. The Board of Directors has appointed a search committee to commence a process to select and appoint a permanent Chief Executive Officer and President.

Business Strategy

Our goal is to become the leading national premium convenience restaurant company, and we are focused on knowing our customers and their needs. We conducted a study of our target customers and their geographic distribution to determine our market potential in different real estate sites. Based on this study, we determined that our target customers are adults aged 18 to 34 without children, upscale suburbanites and metro elites of all ages, and we believe there are approximately 40 million heads of households in this demographic mix. We utilized these results to determine our overall market potential. As a result, we believe we can more accurately assess the viability of different real estate sites. Our study indicated that the top 75 markets where our target customers are concentrated can support up to approximately 1,900 restaurants. We also developed a new restaurant design that enhances our customers’ experience and that we believe is more efficient to operate. This new design was unveiled in Avon, Connecticut in March 2004. We have subsequently opened 32 company-owned locations that incorporate the new design, including two locations that were remodels.

We plan to become the leading national premium convenience restaurant by:

Offering an innovative menu appealing to our target customer.   Our restaurants offer innovative savory, made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers.

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

Increasing comparable restaurant sales and average unit volumes.   We seek to increase comparable restaurant sales and average unit volumes by introducing new menu items, increasing sales across all dayparts and running seasonal product promotions. Comparable restaurant sales for our company-owned restaurants during each of the last three fiscal years of 2006, 2005, and 2004 increased 0.3%, 6.9%, and 5.9% respectively.

Operating our restaurants efficiently.  We have developed operating disciplines that are designed to optimize the cost structure of our restaurants and to be applied consistently across our restaurants, and we continually seek to refine and improve upon those disciplines.

Growth Strategy

We plan to grow in both existing and new markets through the following:

Continue to develop company-owned restaurants:  By developing new restaurants in existing markets, we believe we will be able to gain cost efficiencies in regional supervision, marketing, distribution, purchasing and hiring. We also plan to open company-owned restaurants in new markets utilizing this clustering strategy. We opened 21 company-owned restaurants in fiscal 2006 and we expect to open 14 additional company-owned restaurants during fiscal 2007.

Build a system of franchised restaurants.  We launched our franchising program in fiscal 2004 and intend to grow our franchise system through the development of new restaurants by new franchisees. We require that our franchisees have experience in multi-unit restaurant operations and development. We believe that our concept, growth potential and strong unit level economics will enable us to attract experienced and well-capitalized area developers. We are currently eligible to offer franchises in 47 states and the District of Columbia. We have secured franchise commitments from 33 area developers for 398 restaurants, including 13 restaurants existing as of the end of fiscal 2006, and one international agreement.

Pursue foodservice strategic alliances.  Like our Macy’s and Cosi Pronto (our grab and go concept) ventures, we plan to continue to explore similar strategic alliances and concepts in shopping and lodging establishments, airports and other public venues that meet our operating and financial criteria.

Cosi Product Offerings

We offer proprietary food and beverage products for three major dayparts — breakfast, lunch and dinner. Our food menu includes Cosi bagels, sandwiches, salads, soups, appetizers, melts, pizzas, S’mores and other desserts. We feature our authentic hearth-baked crackly crust signature Cosi bread in two varieties, our original Rustica and our new Etruscan Whole Grain. Our beverage menu features a full line of coffee drinks, teas, Arctic smoothies, mochas and lattes.We also offer a limited selection of alcoholic beverages in some locations.

We periodically introduce new menu segments and products in order to keep our product offerings relevant to consumers in each daypart. New recipes are developed by our food and beverage team. These recipes are thoroughly evaluated, both internally and through consumer input.

People

On January 1, 2007, we had 110 company-owned restaurants and approximately 4,100 employees, of whom approximately 76 served in administrative or executive capacities, 324 served as restaurant management employees and 3,700 were hourly restaurant employees. None of our employees are covered by a collective bargaining agreement and we have never experienced an organized work stoppage or strike. We believe that our compensation packages are competitive and our relations with our employees are good.

Restaurant Operations

Management Structure.  The restaurant operations team is built around regional centers, each led by a Regional Vice President, who reports to the Chief Operating Officer, who then reports to the Chief Executive Officer. Each Regional Vice President is responsible for all operations, training, recruiting and human resources within their region. The Regional Vice Presidents are also responsible for the financial plan for their region and for the people development plan to support the growth in their region.

Sales Forecasting.  Each of the Regional Vice Presidents and their District Managers has real-time access to sales forecast and actual sales information in their restaurants through our web-based reporting system. This allows restaurant management teams to plan their staffing requirements on a weekly, daily and even hourly basis to effectively serve our customers.

Product Quality.  Our food and beverage quality is managed at four critical stages: sourcing, distribution, line readiness and product preparation. Products are delivered several times each week so that all restaurants maintain fresh, quality products. Because our restaurants serve a different variety of products during different dayparts, a specific line readiness checklist is completed to ensure that the products have been rotated, prepared and staged correctly. Finally, our partner training program includes certification in both product knowledge and product preparation standards.

Food and Labor Cost Controls.  Our information system allows us to track actual versus theoretical cost of goods sold. Detailed reports are available at the restaurant level showing variances on an item-by-item basis. The system is fully integrated into our accounts payable and general ledger systems so that restaurant managers have control of their operations and can be held accountable for their results.

Our labor management system helps our managers control labor and ensures that staffing levels are appropriate to meet our service standards. This labor management system provides our multi-unit managers with performance reports that help them make staffing adjustments during the course of the week. All labor scheduling is approved by a District Manager and unit level performance is reviewed weekly.

For manager and support controllables, we use either a fixed dollar budget standard or a percentage of net sales approach to plan expenditures effectively. Actual performance for each of these line items is compared to budgeted performance on a weekly basis to help ensure accountability and operational alignment with financial planning efforts.

We believe that the combination of these structured restaurant operating systems and technologies allow our restaurant managers to focus their time more effectively on the day-to-day drivers of our business.

Management Information Systems

We use a select group of service providers to supplement our information technology infrastructure. This provides us access to up-to-date technology and the flexibility to adjust service levels as needed. Our strategy includes utilizing web-based technology to provide timely information to operate the business.

The systems are structured for the integration of data from the point-of-sale and back-office modules in the restaurants to our financial and inventory management systems. Key information relating to restaurant operations is uploaded onto a secure website five times a day for review and pre-selected reports are distributed to our operations team electronically.

We have a disaster recovery plan in place for all critical hardware, software, data and related processes. The plan encompasses scheduled back-ups, off-site storage, security, data integrity and redundant facilities.

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

We have an agreement with Distribution Market Advantage, Inc. that provides us access to a national network of independent distributors. Under this agreement, which expires in November 2010, the independent distributors will supply us with approximately 74% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers.

We have a long-term beverage marketing agreement with the Coca-Cola Company. We received approximately $600,000 in allowances under this agreement, which are being recognized as a reduction to expense ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received as of January 1, 2007.

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

Competition

The restaurant industry is intensely competitive and we compete with many well-established food service companies, including other sandwich retailers, specialty coffee retailers, bagel shops, fast food restaurants, delicatessens, cafes, bars, take-out food service companies, supermarkets and convenience stores. The principal factors on which we compete are taste, quality and price of product offered, customer service, atmosphere, location and overall guest experience. Our competitors change with each daypart, ranging from coffee bars and bakery cafes in the morning daypart, to fast food restaurants and cafes during the lunch daypart, to casual dining chains during the dinner daypart. Many of our competitors or potential competitors have substantially greater financial and other resources than we do which may allow them to react more quickly to changes in pricing, marketing and the quick-service restaurant industry. We also compete with other employers in our markets for hourly workers and may be subject to higher labor costs. We believe that our concept, attractive price-value relationship and quality of products and service allow us to compete favorably with our competitors.

Intellectual Property

We have the following U.S. Trademark registrations: “Cosi”, “Cosi (with our hearth design)”, “Mocha Kiss”, “Squagels”, “Xando”, “Xando Cosi, Inc. (with sun and moon design)”, “Cosi Corners”, “Warm ‘n Cosi Melts”, “Cosi Downtown”, and “Simply Good Taste.”

We have U.S. Trademark applications pending for the following trademarks: “Cosi Pronto”, “Tiraspresso”, “CosiCard”, “Cosi Break Bar”, “Etruscan Whole Grain”, “Etruscan Whole Grain Flatbread”, “Etruscan Whole Grain Bagels”, “Dinners from the Hearth”, “Salad Bruschetta” and “Spring Wheat Salad”. “Artic”, “Slim Latte”, and “Cosi Lighter Side” are unregistered trademarks.

We have registered the trademark “Cosi” in 13 foreign jurisdictions with respect to goods and services. We also have trademark applications pending for registration for the trademark “Cosi” in the European Community and five other foreign jurisdictions, and we have applications pending for registration for the trademark “Cosi (with our hearth design)” and “Simply Good Taste” in two foreign jurisdictions.

Governmental Regulation

Our restaurants are subject to regulation by federal agencies and to licensing and regulation by state, local and where applicable, foreign health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building, construction and zoning requirements, franchising and the preparation and sale of food and alcoholic beverages. In addition, our facilities are licensed and subject to regulation under state and local fire, health and safety codes.

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

Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level. Although some hourly personnel at our restaurants are paid at rates related to the federal minimum wage, we do not believe increases in the minimum wage will have a material adverse impact on our labor costs. We are also subject to the Americans with Disabilities Act of 1990, which, among other things, prohibits discrimination on the basis of disability in public accommodations and employment. We are required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities.

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

To successfully expand our business, we must open new restaurants on schedule and in a profitable manner. In the past, we have experienced delays in restaurant openings and we and our franchisees may experience similar delays in the future. Delays or failures in opening new restaurants could hurt our ability to meet our growth objectives, which may affect the expectations of securities analysts and others and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, any restaurants that we or our franchisees open may not obtain operating results similar to those of our existing restaurants. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include, but are not limited to:

•	locating suitable restaurant sites in new and existing markets;

•	negotiating acceptable lease terms;

•	generating positive cash flow from existing and new restaurants;

•	successful operation and execution in new and existing markets;

•	recruiting, training and retaining qualified corporate and restaurant personnel and management;

•	attracting and retaining qualified franchisees;

•	cost effective and timely planning, design and build-out of restaurants;

•	the reliability of our customer and market studies;

•	the reliability of our site identification studies;

•	consumer trends;

•	obtaining and maintaining required local, state, federal and where applicable, foreign governmental approvals and permits related to the construction of the sites and the sale of food and alcoholic beverages;

•	creating customer awareness of our restaurants in new markets;

•	competition in our markets, both in our business and in locating suitable restaurant sites;

•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	weather conditions; and

•	general economic conditions.

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

The Company has secured franchise commitments from an area developer in the Persian Gulf. When these franchise locations, and any possible future foreign locations open, the Company’s international operations will be subject to various factors of uncertainty. The Company’s business outside of the United States will be subject to a number of additional factors, including international economic and political conditions, differing cultures and consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements and the collection of royalties from international franchisees, the availability and cost of land and construction costs, and the availability of experienced management, appropriate franchisees, and joint venture partners. Although the Company believes it has developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

We may not be able to successfully incorporate a franchising and area developer model into our strategy.

We are incorporating a franchising and area developer model into our business strategy in certain selected markets. We did not use a franchising or area developer model prior to fiscal 2004, and we may not be as successful as predicted in attracting franchisees and developers to the Cosi concept or identifying franchisees and developers that have the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in a manner consistent with our standards. Incorporating a franchising and area developer model into our strategy also requires us to devote significant management and financial resources to support the franchise of our restaurants. Our future performance will depend on our franchisees’ ability to execute our concept and capitalize upon our brand recognition and marketing. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open restaurants on schedule, or who will conduct operations in a manner consistent with our concept and standards. Our franchisees may not be able to operate restaurants in a profitable manner. If we are not successful in incorporating a franchising or area developer model into our strategy, we may experience delays in our growth or may not be able to expand and grow our business.

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

Our ability to successfully execute our business strategy will depend on a number of factors, some of which are beyond our control, including, but not limited to:

•	our ability to generate positive cash flow from operations;

•	identification and availability of suitable restaurant sites;

•	competition for restaurant sites and customers;

•	negotiation of favorable leases;

•	management of construction and development costs of new and renovated restaurants;

•	securing required governmental approvals and permits;

•	recruitment and retention of qualified operating personnel;

•	successful operation and execution in new and existing markets;

•	recruiting, training and retaining qualified corporate and restaurant personnel and management;

•	identification of under-performing restaurants and our ability to improve or efficiently close under-performing restaurants, including securing favorable lease termination terms;

•	the rate of our internal growth, and our ability to generate increased revenue from existing restaurants;

•	our ability to incorporate a franchising and area developer model into our strategy;

•	competition in new and existing markets;

•	the reliability of our customer and market studies;

•	consumer trends;

•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	weather conditions; and

•	general regional, national and where applicable, foreign economic conditions.

Each of these factors could delay or prevent us from successfully executing our business strategy, which could adversely affect our growth, revenues and our results of operations.

We have a limited operating history and we may be unable to achieve profitability.

Limited historical information is available with which to evaluate our business and prospects. As a result, forecasts of our future revenues, expenses and operating results may not be as accurate as they would be if we had a longer history of operations and of combined operations. In fiscal 2006, we incurred net losses of $12.4 million, and, since we were formed, we have incurred net losses of approximately $219.8 million through the end of fiscal 2006 primarily due to funding operating losses, impairment charges, the cost of our merger in 1999, new restaurant opening expenses and lease termination costs. We intend to continue to expend significant financial and management resources on the development of additional restaurants, both company-owned and franchised. We cannot predict whether we will be able to achieve or sustain revenue growth, profitability or positive cash flow in the future. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the financial statements included in this Annual Report on Form 10-K for information on the history of our losses.

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

A franchisee or government agency may bring legal action against us based on the franchisee/franchisor relationships. Various state, federal and where applicable, foreign laws govern our relationship with our franchisees and potential sales of our franchised restaurants. If we fail to comply with these laws, we could be liable for damages to franchisees and fines or other penalties. Expensive litigation with our franchisees or government agencies may adversely affect both our profits and our important relations with our franchisees.

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

We currently operate 68 company-owned restaurants in Northeastern and Mid-Atlantic states, of which 16 are located in the New York City area, the majority of which are located in New York central business districts. As a result, we are particularly susceptible to adverse trends and economic conditions in these areas. In addition, given our geographic concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business and operations, as could other regional occurrences impacting the local economies in these markets.

You should not rely on past increases in our average unit volumes as an indication of our future results of operations because they may fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our average unit sales, including, among other factors:

•	our ability to execute our business and growth strategy effectively;

•	introduction of new menu items;

•	sales performance by our new and existing restaurants;

•	competition;

•	general regional, national and where applicable, foreign economic conditions;

•	weather conditions; and

•	consumer trends.

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

Our business is subject to significant seasonal fluctuations and weather influences on consumer spending and dining out patterns. Inclement weather may result in reduced frequency of dining at our restaurants. Customer counts (and consequently revenues) are generally highest in spring and summer months and lowest during the winter months because of the high proportion of our restaurants located in the Northeast where inclement weather affects customer visits. As a result, our quarterly and yearly results have varied in the past, and we believe that our quarterly operating results will vary in the future. Other factors such as unanticipated increases in labor, commodities, energy, insurance or other operating costs may also cause our quarterly results to fluctuate. For this reason, you should not rely upon our quarterly operating results as indications of future performance.

Our operations depend upon governmental licenses and we may face liability under “dram shop” statutes.

We are subject to extensive federal, state, local and where applicable, foreign government regulations, including regulations relating to alcoholic beverage control, the preparation and sale of food, public health and safety, sanitation, building, zoning and fire codes. Our business depends upon obtaining and maintaining required food service and/or liquor licenses for each of our restaurants. If we fail to obtain or maintain all necessary licenses, we may be forced to delay or cancel new restaurant openings and close or reduce operations at existing locations. In addition, our sale of alcoholic beverages subjects us to “dram shop” statutes in some states. These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. Although we take significant precautions to ensure that all employees are trained in the responsible service of alcohol and maintain insurance policies in accordance with all state regulations regarding the sale of alcoholic beverages, the misuse of alcoholic beverages by customers may create considerable risks for us. If we are the subject of a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected. See “Business — Government Regulation” in this Annual Report on Form 10-K for a discussion of the regulations with which we must comply.

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

As of the end of fiscal 2006, we had $46.0 million in net fixed assets that we have defined as illiquid assets, which includes leasehold improvements, equipment and furniture and fixtures. These assets cannot be converted into cash quickly and easily. We may be compelled to dispose of these illiquid assets on unfavorable terms, which could have an adverse effect on our business.

We may face litigation that could have a material adverse effect on our business, financial condition and results of operations.

From time to time, we are a defendant in litigation arising in the ordinary course of our business. Our customers may file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered at or after a visit to a Cosi restaurant, or alleging that there was a problem with food quality or operations at a Cosi restaurant. We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees and claims alleging violations of federal, state, and where applicable, foreign law regarding workplace and employment matters, discrimination and similar matters. We could also become subject to class action lawsuits related to these matters in the future. To date, none of such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Our Chief Executive Officer and President resigned from the Company on March  12, 2007 due to health reasons. The Board of Directors appointed Robert Merritt, one of our directors, to serve as Interim Chief Executive Officer and President of the Company until a successor is identified. The Board of Directors has appointed a search committee to commence a process to select and appoint a permanent Chief Executive Officer and President. We cannot foresee how long this search will take. In addition, the following are members of our management team who have been in their positions for a relatively short period of time:

Chief Marketing Officer, joined Cosi in May 2006

Chief Development Officer, joined Cosi in November 2006

Chief Operating Officer, joined Cosi in December 2006

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

Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing and the quick-service restaurant industry better than we can. As competitors expand their operations, we expect competition to intensify. We also compete with other employers in our markets for hourly workers and may be subject to higher labor costs.

Changes in food and supply costs could adversely affect our results of operations.

Our restaurants receive frequent deliveries of products. Most of these deliveries are made by distributors who are part of a national network of independent distributors with whom we have a distribution agreement. These independent distributors supply us with approximately 74% of our food and paper products under an agreement which expires in November 2010. Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. . Although many of our products are made to our specifications, we believe that alternative distribution sources are available for the majority of our ingredients and products.

We believe that we have adequate sources of supply for our ingredients and products to support our restaurant operations and if necessary we can make menu modifications to address any material supply issues. However, there are many factors which can cause shortages or interruptions in the supply of our ingredients and products including weather, unanticipated demand, labor, production or distribution problems, quality issues and cot, some of which are beyond our control, and which could have an adverse effect on our business and results of operations.

Health concerns relating to the consumption of beef, poultry, produce or other food products could adversely affect the price and availability of beef, poultry, produce, and other food products, consumer preferences and our results of operations and stock price.

Since 2004, Asian and European countries have experienced outbreaks of avian flu, or “bird flu.” Additional instances of avian flu or other food-borne illnesses, such as “mad cow disease,” e-coli or hepatitis A could adversely affect the price and availability of beef, poultry or other food products. As a result, we could experience a significant increase in cost of food.

In addition, like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of poultry, beef, or produce, the key ingredients in many of our menu items, or by negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning “mad cow disease” or bird flu, publication of government or industry findings about food products we serve or other health concerns or operating issues stemming from the food served in our restaurants. Our operational controls and training may not be fully effective in preventing all food-borne illnesses. Some food-borne illness incidents could be caused by food suppliers and transporters and would be outside of our control. Any negative publicity, health concerns or specific outbreaks of food-borne illnesses attributed to one or more of our restaurants, or the perception of an outbreak, could result in a decrease in customer traffic to our restaurants and could have a material adverse effect on our sales, results of operations, business, financial condition and stock price.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2006 fiscal year and that remain unresolved.

Item 2.	PROPERTIES

Our principal executive offices are located at 1751 Lake Cook Road, Suite 600, Deerfield, Illinois 60015. The lease for our executive offices expires in September 2012. We believe the offices are adequate to accommodate our current needs and anticipated growth.

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

The following table lists existing company-owned restaurants, by region, as of January 1, 2007:

Street Address	City	Date Opened	Format

NORTHEAST
257 Park Avenue South	New York, NY	February-97	Cosi
38 East 45th Street	New York, NY	February-97	Cosi Downtown
2160 Broadway	New York, NY	May-97	Cosi
11 West 42nd Street	New York, NY	June-97	Cosi Downtown
60 East 56th Street	New York, NY	September-97	Cosi Downtown
3 World Financial Center	New York, NY	January-98	Cosi Downtown
504 Avenue of the Americas	New York, NY	March-98	Cosi
55 Broad Street	New York, NY	March-98	Cosi Downtown
54 Pine Street	New York, NY	May-98	Cosi Downtown
1633 Broadway	New York, NY	July-98	Cosi Downtown
61 West 48th Street	New York, NY	August-98	Cosi Downtown
685 Third Avenue	New York, NY	June-99	Cosi Downtown

Street Address	City	Date Opened	Format

970 Farmington Avenue	W. Hartford, CT	August-99	Cosi
461 Park Avenue South	New York, NY	January-00	Cosi
50 Purchase Street	Rye, NY	March-00	Cosi
841 Broadway	New York, NY	September-00	Cosi
15 S. Moger Avenue	Mt. Kisco, NY	December-00	Cosi
77 Quaker Ridge Road	New Rochelle, NY	November-01	Cosi
1298 Boston Post Road	Larchmont, NY	December-01	Cosi
471 Mount Pleasant Road	Livingston, NJ	September-02	Cosi
29 Washington Street	Morristown, NJ	December-02	Cosi
385 West Main Street	Avon, CT	December-02	Cosi
498 7th Avenue	New York, NY	December-02	Cosi
700 6th Avenue	New York, NY	February-03	Cosi
51 East Pallisade	Englewood, NJ	February-03	Cosi
980 Boston Post Road	Darien, CT	October-05	Cosi
129 West Putnam Avenue	Greenwich, CT	February-06	Cosi
441 South Oyster Bay Road	Plainview, NY	June-06	Cosi
1209 High Ridge Road	Stamford, CT	July-06	Cosi
44 Great Neck Road	Great Neck, NY	July-06	Cosi
MID ATLANTIC
234 South 15th Street	Philadelphia, PA	September-96	Cosi
325 Chestnut Street	Philadelphia, PA	April-97	Cosi
1350 Connecticut Avenue	Washington, DC	September-97	Cosi
1128 Walnut Street	Philadelphia, PA	December-97	Cosi
1647 20th Street NW	Washington, DC	August-98	Cosi
140 South 36th Street	Philadelphia, PA	August-98	Cosi
761 Lancaster Avenue	Bryn Mawr, PA	September-98	Cosi
3003 N. Charles Street	Baltimore, MD	December-98	Cosi (a)
301 Pennsylvania Avenue SE	Washington, DC	March-99	Cosi
2050 Wilson Boulevard	Arlington, VA	April-99	Cosi
215 Lombard Street	Philadelphia, PA	May-99	Cosi
1700 Pennsylvania Avenue	Washington, DC	August-99	Cosi Downtown
1700 Market Street	Philadelphia, PA	September-99	Cosi Downtown
700 King Street	Alexandria, VA	May-00	Cosi
700 11th Street	Washington, DC	May-00	Cosi
4250 Fairfax Drive	Arlington, VA	June-00	Cosi
1919 M Street	Washington, DC	September-00	Cosi
201 South 18th Street	Philadelphia, PA	October-00	Cosi
1001 Pennsylvania Avenue NW	Washington, DC	October-00	Cosi Downtown
7251 Woodmont Avenue	Bethesda, MD	December-00	Cosi
11909 Democracy Drive	Reston, VA	May-01	Cosi
1501 K Street NW	Washington, DC	December-01	Cosi Downtown
1875 K Street	Washington, DC	July-02	Cosi Downtown
601 Pennsylvania Ave. NW	Washington, DC	September-02	Cosi
1275 K Street	Washington, DC	September-02	Cosi

Street Address	City	Date Opened	Format

295 Main Street	Exton, PA	November-02	Cosi
5252 Wisconsin Ave, NW	Washington, DC	December-02	Cosi
177 Kentlands Blvd	Gaithersburg, MD	January-03	Cosi
1333 H Street, NW	Washington DC	January-03	Cosi Downtown
1801 N. Lynn Street	Arlington, VA	November-05	Cosi
4025 Welsh Road	Willow Grove, PA	December-05	Cosi
50 Yorktown Plaza	Elkins Park, PA	April-06	Cosi
833 Chestnut	Philadelphia, PA	June-06	Cosi
9177 Reisterstown Road	Owing Mills, MD	June-06	Cosi
424 West Swedesford Road	Berwyn, PA	June-06	Cosi
100 South Charles	Baltimore, MD	July-06	Cosi
513 West Broad Street	Falls Church, VA	October-06	Cosi
3503 Fairfax Drive, Suite 200	Arlington, VA	November-06	Cosi
MIDWEST
116 S. Michigan Avenue	Chicago, IL	September-00	Cosi
55 E. Grand Street	Chicago, IL	October-00	Cosi
230 W. Washington Street	Chicago, IL	November-00	Cosi Downtown
203 North LaSalle Street	Chicago, IL	May-01	Cosi Downtown
301 South State Street	Ann Arbor, MI	May-01	Cosi
1101 Lake Street	Oak Park, IL	June-01	Cosi
101 North Old Woodward Avenue	Birmingham, MI	August-01	Cosi
4074 The Strand West	Columbus, OH	October-01	Cosi
25 E. Hinsdale	Hinsdale, IL	December-01	Cosi
8775 N. Port Washington Road	Fox Point, WI	December-01	Cosi
230 West Monroe Street	Chicago, IL	May-02	Cosi Downtown
301 East Grand River Avenue	East Lansing, MI	May-02	Cosi
84 W. Adams Road	Rochester Hills, MI	September-02	Cosi
6390 Sawmill Road	Columbus, OH	September-02	Cosi
2212 East Main Street	Bexley, OH	September-02	Cosi
1478 Bethel Road	Columbus, OH	November-02	Cosi
28674 Telegraph Road	Southfield, MI	November-02	Cosi
37652 Twelve Mile Road	Farmington Hills, MI	December-02	Cosi
7166 N. High Street	Worthington, OH	December-02	Cosi
15131 LaGrange Road	Orland Park, IL	December-02	Cosi
233 North Michigan Avenue	Chicago, IL	December-02	Cosi Downtown
28 East Jackson Boulevard	Chicago, IL	January-03	Cosi Downtown
1310 Polaris Parkway	Columbus, OH	February-03	Cosi
33 N Dearborn	Chicago, IL	June-05	Cosi Downtown
1740 Sherman Avenue	Evanston, IL	September-05	Cosi
17848 Gardenway NE	Woodinville, WA	November-05	Cosi
1825 2nd Street	Highland Park, IL	December-05	Cosi
7545 166th Avenue NE	Redmond, WA	June-06	Cosi
1023 West Belmont	Chicago, IL	June-06	Cosi
18 West 066 22nd Street	Oak Brook Terrace, IL	August-06	Cosi

Street Address	City	Date Opened	Format

2200 North Clark	Chicago, IL	August-06	Cosi
15522 Main Street, #P101-102	Mill Creek, WA	September-06	Cosi
8310 Greenway Boulevard, #106	Middleton, WI	September-06	Cosi
250 State Street	Madison, WI	September-06	Cosi
910 North Milwaukee Avenue, Suite A	Lincolnshire, IL	November-06	Cosi
220 South Washington Street	Naperville, IL	December-06	Cosi
MACY’S
7303 Southwest 88th Street	Miami, FL.	October-04	Cosi
19501 Biscayne Blvd.	Aventura, FL.	October-04	Cosi
9100 Southwest 136th Street	Miami, FL.	November-04	Cosi
1601 Third Avenue	Seattle, WA.	November-04	Cosi
19535 Biscayne Blvd.	Aventura, FL	December-05	Cosi
414 K Street	Sacramento, CA	January-06	Cosi

(a)	Currently operating as a Xando Coffe and Bar location.

Item 3.	LEGAL PROCEEDINGS

From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations, employment-related claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. To date, none of such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, STOCK AND RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On November 22, 2002, our common stock began trading on the Nasdaq Global Market System (“Nasdaq”) under the symbol “COSI.” The closing price of our common stock on Nasdaq was $5.54 on March 12, 2007.

Stock Price Information

Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during fiscal 2006 and 2005 as reported by Nasdaq.

	Fiscal 2006		Fiscal 2005
Fiscal Quarter:	High	Low	High	Low

First Quarter	$10.99	$8.34	$7.42	$5.61
Second Quarter	$10.94	$6.04	$7.18	$4.42
Third Quarter	$6.81	$4.27	$10.00	$6.82
Fourth Quarter	$5.61	$4.27	$10.08	$7.72

Stockholders

The number of our common stockholders of record as of March 5, 2007 was 108. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Set forth below is a graph comparing the cumulative total stockholder return on Così’s common stock with the NASDAQ US Composite Index and the Standard & Poor’s Small Cap Restaurant Index for the period covering Così’s initial public offering on November 22, 2002, through the end of Così’s 2006 fiscal year on January 1, 2007. The Company’s common stock trades on the NASDAQ Global Market under the symbol “COSI.” The graph assumes an investment of $100.00 made at the opening of trading on November 22, 2002, in (i) Così’s common stock, (ii) the stocks comprising the NASDAQ US Composite Index, and (iii) stocks comprising the Standard & Poor’s Small Cap Restaurant Index.

	22-Nov-02	31-Dec-02	31-Dec-03	31-Dec-04	30-Dec-05	29-Dec-06
COSI	100	73	37	80	109.2	67
NASDAQ US	100	91	136	148	151	166
S&P	100	90.9	129.3	156.4	159.5	176.7

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

(b)	Exercises of Warrants

On January 11, 2006, we sold 296,919 shares of our common stock to a shareholder for an aggregate consideration of $1,781,514, pursuant to the exercise of warrants. Using the net exercise method, a net 114,199 shares were issued and 182,720 shares were surrendered.

On January 26, 2006, we sold 84,925 shares of our common stock to a shareholder for an aggregate consideration of $509,550, pursuant to the exercise of warrants. Using the net exercise method, a net 32,285 shares were issued and 52,640 shares were surrendered.

On February 6, 2006, we sold 1,257 shares of our common stock to two shareholders for an aggregate consideration of $10.99, pursuant to the exercise of warrants. Using the net exercise method, a net 1,255 shares were issued and 2 shares were surrendered.

On February 27, 2006, we sold 2,733 shares of our commons stock to a shareholder for an aggregate cash consideration of $16, 398, pursuant to the exercise of warrants

On April 19, 2006, we sold 318 shares of our common stock to a shareholder for an aggregate consideration of $2.75, pursuant to the exercise of warrants. Using the net exercise method, a net 317 shares were issued and 1 share was surrendered.

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

On November 3, 2006, we sold 40,024 shares of our common stock to a shareholder for an aggregate consideration of $336 pursuant to the exercise of warrants.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our summary of selected consolidated financial data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Report. The selected statement of operations data for fiscal 2006, 2005, and 2004 and selected balance sheet data for fiscal 2006 and 2005 are derived from our audited consolidated financial statements that are included in this Report. The following historical results of consolidated operations are not necessarily indicative of results to be expected for any subsequent period.

	Fiscal Year
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues
Restaurant net sales	$126,038.3	$117,080.0	$110,630.6	$107,257.4	$84,424.2
Franchise fees and royalties	849.2	100.5	—	—	—

Total revenues	126,887.5	117,180.5	110,630.6	107,257.4	84,424.2
Costs and expenses:
Cost of food and beverage	29,157.0	28,205.3	28,012.8	29,713.9	22,697.5
Restaurant labor and related benefits	42,473.3	39,174.1	39,021.6	37,996.9	27,792.5
Occupancy and other restaurant operating expenses	33,007.3	28,594.5	27,954.1	29,324.9	23,452.4

	104,637.6	95,973.9	94,988.5	97,035.7	73,942.4
General and administrative expenses	21,910.5	21,320.4	21,718.4 (2)	22,274.4	17,811.7
Stock-based compensation expense(1)	4,977.7	2,944.2	2,855.3	893.7	—
Depreciation and amortization	7,767.3	7,425.1	6,947.8	7,852.5	5,951.2
Restaurant pre-opening expenses	1,610.8	983.5	405.4	389.8	1,845.1
Provision for losses on asset impairments and disposals	504.7	3,880.4	1,405.5	8,531.8	1,056.5
Lease termination (benefit) expense, net	(231.5)	(178.8)	(588.8)	(3,391.2)	(1,165.0)
Gain on sale of assets	(482.3)	(1,431.7)	—	—	—

Operating loss	(13,807.3)	(13,736.5)	(17,101.5)	(26,329.3)	(15,017.7)
Other income (expense):
Interest income	1,411.5	802.0	159.0	40.5	98.3
Interest expense	(9.3)	(34.0)	(62.4)	(316.8)	(1,741.6)
Allowance on notes receivable from stockholders	—	(261.1)	(1,266.0)	—	—
Loss on early extinguishment of debt	—	—	—	—	(5,083.2)
Other income (expense)	77.5	103.6	(102.5)	112.0	380.9

Total other income (expense)	1,479.7	610.5	(1,271.9)	(164.3)	(6,345.6)

Net loss	(12,327.6)	(13,126.0)	(18,373.4)	(26,493.6)	(21,363.3)
Preferred stock dividends	—	—	—	—	(8,193.6)

Net loss attributable to common stockholders	$(12,327.6)	$(13,126.0)	$(18,373.4)	$(26,493.6)	$(29,556.9)

Net loss per common share — basic and diluted	$(0.32)	$(0.38)	$(0.62)	$(1.53)	$(5.13)

Weighted average shares used in computing net loss per common share — basic and diluted	38,207	34,929	29,432	17,304	5,763

(1)	FAS 123R adopted in 2006

(2)	Includes $1.0 million in expenses related to the relocation of our corporate office from New York to Deerfield, IL

	Fiscal Year
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Selected Balance Sheet Data:
Cash and cash equivalents	$938.4	$1,952.3	$1,089.7	$7,957.0	$13,032.3
Investments	$18,961.5	$32,917.5	$9,961.6	$—	$—
Total assets	$75,757.1	$76,544.0	$51,138.3	$47,946.6	$67,872.7
Total debt and capital lease obligation	$99.8	$118.6	$358.3	$391.2	$1,648.5
Total stockholder’ equity	$50,631.3	$56,208.4	$29,152.4	$22,834.1	$36,996.3
Selected Statement of Cash Flow Data:
Cash flow provided by (used in) in operating activities	$3,949.2	$(4,249.4)	$(9,631.1)	$(11,387.7)	$(4,902.4)
Cash flow used in investing activities	$(6,674.1)	$(31,535.8)	$(17,267.9)	$(3,754.8)	$(28,374.5)
Cash flow provided by financing activities	$1,711.0	$36,647.7	$20,031.7	$10,067.2	$41,839.7
Selected Operating Data:
Company-owned restaurants open at the end of the fiscal year of the fiscal year	110	96	92	89	91

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended January 1, 2007, January 2, 2006 and January 3, 2005 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Annual Report.

Business Overview

Systemwide Restaurants:

	2006				Fiscal Year 2005				2004
	Company-				Company-				Company-
	Owned		Franchise	Total	Owned		Franchise	Total	Owned	Franchise	Total

Restaurants at beginning of period	96	(a)	5	101	92		0	92	89	—	89
New restaurants opened	21		8	29	8		5	13	9	—	9
Restaurants permanently closed	7		—	7	4		0	4	6	—	6

Restaurants at end of period	110		13	123	96	(a)	5	101	92	—	92

(a)	Includes two company-owned locations that were closed in October of 2005 as result of Hurricane Wilma. During the fourth quarter of fiscal 2006, one location was re-opened and one location was permanently closed.

We currently operate 111 company-owned premium convenience restaurants in 13 states and the District of Columbia, including one restaurant opened subsequent to fiscal 2006. Our restaurants offer innovative savory made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers. Our menu features high-quality sandwiches, freshly-tossed salads, Cosi bagels, hot melts, pizzas, S’mores and other desserts, and a variety of coffees along with other soft drink beverages, teas, and alcoholic beverages. Our restaurants offer lunch and afternoon coffee in a counter service format, with most offering breakfast and/or dinner and dessert menus as well. We operate our company-owned restaurants in two formats: Cosi and Cosi Downtown. Cosi Downtown restaurants, which are located in nonresidential central business districts, close for the day in the early evening, while Cosi restaurants offer dinner and dessert in a casual dining atmosphere.

We are currently eligible to offer franchises in 47 states and the District of Columbia. We offer franchises to area developers and individual franchise operators. The initial franchise fee, payable to us, for both an area developer and an individual franchise operator, is $40,000 for the first restaurant and $35,000 for each additional restaurant.

We believe that offering Cosi franchised restaurants to area developers and individual franchisees offers the prospects of strong financial returns. By franchising, we believe we will be able to increase the presence of our restaurants in various markets throughout the country and generate additional revenue without the large upfront capital commitments and risk associated with opening company-owned restaurants. As of January 1, 2007, we had secured franchise commitments from 28 area developers for 356 restaurants, including 13 restaurants existing as of the end of fiscal 2006, and one international license agreement.

We are currently licensing the right to develop and operate Cosi franchised restaurants in certain foreign jurisdictions in compliance with applicable local rules and regulations in these certain foreign jurisdictions. We have secured a franchise commitment from an area developer in the Persian Gulf.

We expect that company-owned restaurants (restaurants that we own as opposed to franchised restaurants) will always be an important part of our new restaurant growth, and we believe that incorporating a franchising and area developer model into our strategy will position us to maximize the market potential for the Cosi brand and concept consistent with our available capital.

During fiscal 2006, we opened twenty-one new company-owned restaurants and re-opened one location operated under our foodservice partnership with Federated Department Stores, Inc. (“Macy’s”) which closed in fiscal 2005 due to Hurricane Wilma, and permanently closed a second Macy’s location that had also closed in fiscal 2005 due to Hurricane Wilma. Also in fiscal 2006 we sold two company-owned restaurants, one each to a New Jersey and a Connecticut based franchise area developer.

During fiscal 2005, we concluded our pilot program with Federated Department Stores, Inc. which was launched in March 2004. After evaluating the pilot program, Cosi and Macy’s agreed that, while Cosi fulfilled Macy’s goals for a distinctive “rest and refresh” service offering for its guests, our respective capital priorities prevented any further expansion of the program. During the first quarter of fiscal 2006, we closed four of the 11 locations operated in Macy’s stores around the country.

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

Long lived assets:  Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144 has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level whenever we determine impairment factors are present. We have developed and implemented an operational improvement plan and we undertake impairment reviews periodically. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. During fiscal 2006, we recorded an impairment charge of approximately $0.3 million related to one underperforming Macy’s location.

Lease termination charges:  Statement for Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord.

Stock-based compensation:  Effective January 3, 2006, we adopted the fair value recognition provision of SFAS 123R, Share-Based Payment, which generally requires, among other things, that all employee share-based compensation be measured using the fair value method and that all of the resulting compensation cost be recognized in the financial statements. We selected the modified prospective method of adoption. Under this method, compensation expense that we recognized for fiscal 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 3, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after January 3, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, our stock compensation expense is recognized on a straight line basis over the requisite service period of the award, which is the vesting term. As a result, we recognized stock option compensation expense of $1.1 million during fiscal 2006. Results for prior periods have not been restated. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of the grant.

Accounting for lease obligations:  In accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, we recognize rent expense on a straight-line basis over the lease term commencing on the date we take possession. We include any rent escalations on construction and other rent holidays in our straight-line rent expense.

Landlord allowances:  In accordance with Financial Accounting Standards Board Technical Bulleting No. 88-1, Issues Relating to Accounting for Leases, we record landlord allowances as deferred rent in other long-term liabilities on the consolidated balance sheets and amortize them on a straight-line basis over the term of the related lease.

Income taxes:  We have recorded a full valuation allowance to reduce our deferred tax assets related to net operating loss carry forwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carryforward, based on the Company’s operating results. A positive adjustment to income will be recorded in future years if we determine that it is more likely than not that we will realize these deferred tax assets.

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

Comparable Restaurant Sales

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. At fiscal years ended January 1, 2007, January 2, 2006, and January 3, 2005 there were 81, 79, and 83 restaurants in our comparable restaurant base, respectively.

Costs and Expenses

Cost of food and beverage.  Cost of food and beverage is composed of food and beverage costs. Food and beverage costs are variable and fluctuate with changes in sales volume.

Restaurant labor and related benefits.  The costs of labor and related benefits include direct hourly and management wages, bonuses, payroll taxes, health insurance and all other fringe benefits.

Occupancy and other restaurant operating expenses.  Occupancy and other operating expenses include direct restaurant-level operating expenses, including the cost of paper and packaging, supplies, restaurant repairs and maintenance, utilities, rents and related occupancy costs.

General and administrative expenses.  General and administrative expenses include all corporate and administrative functions that support our restaurants and provide an infrastructure to operate our business. Components of these expenses include executive management, supervisory and staff salaries, non-field bonuses and related taxes and employee benefits, travel, information systems, training, support center rent and related occupancy costs and professional and consulting fees. The salaries, bonuses and employee benefit administration costs included as general and administrative expenses are generally more fixed in nature and do not vary directly with the number of restaurants we operate.

Stock compensation expense.  Stock compensation expense includes the charges related to recognizing the fair value of stock options and restricted stock as compensation for awards to certain key employees and non-employee directors, except the costs related to compensation for restaurant employees which are included in restaurant labor and related benefits.

Depreciation and amortization.  Depreciation and amortization principally relates to restaurant assets.

Restaurant pre-opening expenses.  Restaurant pre-opening expenses, which are expensed as incurred, include the costs of recruiting, hiring and training the initial restaurant work force, travel costs, the cost of food and labor used during the period before opening, the cost of initial quantities of supplies and other direct costs related to the opening of, or remodeling of, a restaurant. Pre-opening expenses also include rent expense recognized on a straight-line basis from the date we take possession through the period of construction, renovation and fixturing prior to opening the restaurant.

Results of Operations

The following table sets forth our operating results as a percent of total revenues, except where otherwise noted, for the periods indicated:

	Fiscal Year
	2006	2005	2004

Revenues:
Restaurant net sales	99.3%	99.9%	100.0%
Franchise fees and royalties	0.7	0.1	0.0

Total revenue	100.0	100	100.0

Cost and expenses:
Cost of food and beverage(1)	23.1	24.1	25.3
Restaurant labor and related benefits(1)	33.7	33.5	35.2
Occupancy and other restaurant operating expenses(1)	26.2	24.4	25.3

	83.0	82.0	85.8
General and administrative expenses	17.3	18.2	19.6 (2)
Stock-based compensation expense	3.9	2.5	2.6
Depreciation and amortization	6.1	6.3	6.3
Restaurant pre-opening expenses	1.3	0.8	0.4
Provision for losses on asset impairments and disposals	0.4	3.3	1.3
Lease termination expense (benefit)	(0.2)	(0.2)	(0.5)
Gain on sale of assets	(0.4)	(1.1)	—

Total costs and expenses	110.9	111.8	115.5

Operating loss	(10.9)	(11.8)	(15.5)
Other income (expense):
Interest income	1.1	0.7	0.1
Interest expense	—	—	(0.1)
Allowance for stockholders’ notes receivables	—	(0.2)	(1.0)
Other income (expense)	0.1	0.1	(0.1)

Net loss	(9.7)	(11.2)	(16.6)

(1)	As a percentage of restaurant net sales

(2)	Fiscal 2004, includes $1.0 million of expenses related to the corporate office relocation from New York to Deerfield, IL

Fiscal Year 2006 (52 weeks) compared to Fiscal Year 2005 (52 weeks)

  Restaurant Net Sales

Restaurant net sales increased 7.7%, or $9.0 million, to $126.0 million in fiscal 2006, from $117.0 million in fiscal 2005. This increase was due primarily to $14.8 million in net sales at new restaurants not yet in their sixteenth month of operation, as of January 1, 2007, and a 0.3%, or $0.3 million, increase in comparable restaurant net sales, partially offset by the loss of approximately $4.1 million in net sales associated with the five company-owned restaurants sold to franchise area developers in fiscal 2005 and 2006 and $2.0 million in net sales related to restaurants closed during and subsequent to fiscal 2005, including one restaurant temporarily closed for remodel during the third quarter of fiscal 2006. Also, for fiscal 2006, our average check in comparable restaurants increased 3.1% and our transaction count in comparable restaurants decreased by 2.8%, compared to fiscal 2005. The 3.1%

increase in average guest check is due primarily to the impact of a 1.6% increase in pricing and a 1.5% favorable shift in sales mix.

  Franchise Fees and Royalties

During fiscal 2006, we recognized $0.8 million in franchise fees and royalties compared to $0.1 million during fiscal 2005. Franchise fees and royalties during fiscal 2006 consist of $0.4 million in royalties from the thirteen franchise restaurants operated during fiscal 2006 and $0.4 million in fees related to the eight franchise restaurants that opened during fiscal 2006 including fees related to the conversion of two company-owned restaurants to franchise restaurants, during fiscal 2006, one each in Connecticut and New Jersey, and three Boston restaurants converted to franchise restaurants at the end of fiscal 2005. Franchise fees and royalties during fiscal 2005 consisted of $0.05 million in royalties and $0.05 million in fees, related to two franchise locations that were opened and operated during fiscal 2005.

  Costs and Expenses

Cost of food and beverage.  The cost of food and beverage increased by 3.4%, or $1.0 million, to $29.2 million from $28.2 million in fiscal 2005. As a percentage of restaurant net sales, cost of food and beverage decreased to 23.1% of restaurant net sales in fiscal 2006, from 24.1% in fiscal 2005. We continue to realize advantageous pricing opportunities as a primary source buyer which has contributed to the decrease in food and beverage costs as a percentage of restaurant net sales. We also have benefited from the distribution agreement entered into with Distribution Marketing Advantage, Inc. in late fiscal 2005, which provides us broader access to a nationwide network of independent distributors, as well as the impact of more effective field execution related to management of inventory from receipt at the restaurants through the preparation process.

Restaurant labor and related benefits.  Labor and related benefits increased by approximately $3.3 million, or 8.4%, to $42.5 million in fiscal 2006, compared to $39.2 million in fiscal 2005. As a percentage of restaurant net sales, labor and related benefits increased to 33.7% from 33.5% in fiscal 2005. This increase is due primarily to higher labor costs as a percentage of restaurant net sales in new restaurants still in their initial operating stage, partially offset by lower stock compensation expense and lower incentive compensation expenses. Employee benefit expense as a percentage of restaurant net sales was comparable for both periods.

Occupancy and other restaurant operating expenses.  Restaurant occupancy and operating expenses increased by $4.4 million, or 15.4%, to $33.0 million in fiscal 2006 from $28.6 million in fiscal 2005. As a percentage of restaurant net sales, restaurant occupancy and operating expenses increased by 1.8% to 26.2% in fiscal 2006, from 24.4% in fiscal 2005, due primarily to planned increases in marketing expenditures as well as higher real estate and personal property taxes, and higher property and general liability insurance costs.

General and administrative costs.  General and administrative expenses increased by 2.8%, or $0.6 million, to $21.9 million in fiscal 2006 as compared to $21.3 million in fiscal 2005, due primarily to higher legal costs resulting from one-time charges for litigation that was concluded in the third quarter of 2006 and slightly higher payroll and related benefits relating to the execution of our growth initiatives, partially offset by lower incentive compensation expense, lower general insurance costs and lower costs for computer hardware and software maintenance. As a percentage of total revenue, general and administrative costs were 17.3% in fiscal 2006 as compared to 18.2% in fiscal 2005.

Stock-based compensation expense.  During fiscal 2006, we recorded a charge of approximately $3.9 million related to the vesting of restricted stock grants. In addition, we recorded a charge of approximately $1.1 million, in accordance with SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, associated with the fair value of employee stock options that vested during fiscal 2006, including approximately $0.04 million which is included in labor and related benefits. During fiscal 2005, we recorded a charge of approximately $1.0 million related to the vesting of restricted stock grants. In addition, we recorded a charge of approximately $2.2 million, including approximately $0.4 million which is included in labor and related benefits, in accordance with APB 25 Accounting for Stock Issued to Employees, associated with options repriced as of December 29, 2003.

Depreciation and amortization.  Depreciation and amortization increased 4.6%, or $0.4 million, to $7.8 million in fiscal 2006, from $7.4 million in fiscal 2005, due primarily to the opening of new company-owned restaurants during and subsequent to fiscal 2005. The increase in depreciation expense was partially offset by the impact of impairments recorded in the fourth quarter of fiscal 2005 and the continued amortization of our comparable restaurant base. As a percentage of total revenues, depreciation and amortization was 6.1% in fiscal 2005 as compared to 6.3% in fiscal 2005.

Restaurant pre-opening expenses.  Restaurant pre-opening expenses were $1.6 million in fiscal 2006, due primarily to pre-opening payroll, supplies and training costs for 21 new restaurants opened during fiscal 2006 and one new restaurant scheduled to open in the first quarter of fiscal 2007. During fiscal 2006, 42% of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurant. During fiscal 2005, pre-opening expenses were $1.0 million related to the eight new restaurants opened during fiscal 2005 and two new restaurants opened in January 2006. During fiscal 2005, 46% of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurant.

Provision for losses on asset impairments and disposals.  During fiscal 2006, we recorded an impairment charge of approximately $0.3 million related to one underperforming Macy’s location. During fiscal 2005, we identified certain locations that were impaired and accordingly recorded a charge of $3.9 million. We opened nine restaurants in the fourth quarter of fiscal 2004 as part of a pilot program under our strategic alliance with Federated Department Stores, Inc. After evaluating the performance of these pilot restaurants in fiscal 2005, Cosi and Macy’s agreed that their respective capital priorities prevented them from expanding the program further and, therefore, we have agreed to conclude the pilot program. As a result, during fiscal 2006, we recorded an impairment charge of approximately $0.3 million related to one underperforming Macy’s restaurant. During fiscal 2005, we recorded an impairment charge of approximately $3.2 million related to eight locations in Macy’s stores, including four that were closed in January 2006. In addition, we recorded an impairment charge of $0.6 million during fiscal 2005 for two underperforming company-owned locations.

Lease termination benefits, net.  During both fiscal 2006 and fiscal 2005, we recognized approximately $0.2 million in lease termination income due primarily to the reversal of accruals deemed no longer necessary.

Gain on sale of assets.  During fiscal 2006, we recognized $0.5 million in income related to the sale of a company-owned restaurant in New Jersey sold to a franchise area developer during the fourth quarter of fiscal 2006. During fiscal 2005, we recognized $1.4 million in income related to the gain on the sale of three Boston locations that were sold to a franchise area developer during the fourth quarter of fiscal 2005.

Allowance for notes receivable from stockholders.  During fiscal 2005, the notes receivable from stockholders matured and in lieu of cash payment, the stockholders surrendered the common stock that had been pledged as collateral for the notes. Accordingly, we recorded a charge of approximately $0.3 million based on the opening market price of the common stock on April 9, 2005, the day the shares were surrendered.

Interest income and expense.  Interest income increased by $0.6 million to $1.4 million in fiscal 2006, compared to $0.8 million in fiscal 2005, due to higher average short-term investments, due primarily to the proceeds of the secondary public offering in June 2005. For both fiscal 2006 and 2005, interest expense on notes payable was less than $0.1 million.

Other income (expense).  In fiscal 2006, we recorded other income of approximately $0.1 million due primarily to the receipt of payment on an insurance claim related to the two stores impacted by Hurricane Wilma. In fiscal 2005, we recorded other income of $0.1 million due to the sale of a liquor license during the first quarter and a tax refund received in the fourth quarter.

Fiscal Year 2005 (52 weeks) compared to Fiscal Year 2004 (53 weeks)

Restaurant Net Sales

Restaurant net sales increased 5.8%, or $6.4 million, to $117.0 million in fiscal 2005, from $110.6 million in fiscal 2004. This increase was due primarily to an increase in comparable restaurant net sales, assuming a 52-week year comparison, and $4.0 million of restaurant net sales associated with 17 restaurants opened during and subsequent to the fourth quarter of fiscal 2004, partially offset by a decrease of $2.7 million in restaurant net sales associated with locations closed during and subsequent to fiscal 2004 and the impact of the fifty-third week in fiscal 2004. For fiscal 2005, comparable restaurant net sales increased 6.9% or $7.2 million as compared to fiscal 2004, on a 52-week comparative basis. Our transaction count and average check in comparable restaurants were up 1.4% and 5.5%, respectively, in fiscal 2005 compared to fiscal 2004, on a 52-week comparative basis.

Franchise Fees and Royalties

During fiscal 2005, we recognized $50,000 in franchise fees and $55,000 in royalties, related to franchise locations that were opened and operated during fiscal 2005.

Costs and Expenses

Cost of food and beverage.  In fiscal 2005, cost of food and beverage increased by 0.7%, or $0.2 million, to $28.2 million, from $28.0 million in fiscal 2004. As a percentage of restaurant net sales, cost of food and beverages decreased to 24.1% of restaurant net sales in fiscal 2005, from 25.3% in fiscal 2004. The decrease in cost of food and beverage as a percentage of restaurant net sales was due primarily to a refinement of our food, beverage, and packaging purchasing processes as well as pricing increases implemented in the fourth quarter of fiscal 2004 and the second quarter of fiscal 2005. We reduced cost of food and beverage as a percentage of restaurant net sales by continuing to be a primary source buyer and by reducing distribution charges through utilization of more efficient pack sizes and weights. Finally, the improvement in cost of food and beverage sold as a percentage of restaurant net sales reflects the impact of a decrease of 11% in promotional and complimentary discounts in fiscal 2005 as compared to fiscal 2004.

Restaurant labor and related benefits.  In fiscal 2005, restaurant labor and related benefits increased by 0.4%, or $0.2 million, to $39.2 million from $39.0 million in fiscal 2004. As a percentage of restaurant net sales, restaurant labor and related benefits decreased to 33.5% in fiscal 2005, from 35.2% in fiscal 2004. The decrease in restaurant labor and related benefits as a percentage of restaurant net sales was primarily the result of improved labor scheduling and optimizing the deployment of employees during peak and non-peak hours and a lower charge in fiscal 2005 compared to fiscal 2004 related to the restaurant associate stock options that were repriced as of December 29, 2003 in accordance with APB No. 25, Accounting for Stock Issued to Employees.

Occupancy and other restaurant operating expenses.  Occupancy and other restaurant operating expenses increased by 2.3%, or $0.6 million, to $28.6 million in fiscal 2005, from $28.0 million in fiscal 2004. As a percentage of restaurant net sales, occupancy and other restaurant operating expenses decreased to 24.4% in fiscal 2005, from 25.3% in fiscal 2004. The decrease in occupancy and other restaurant operating expenses as a percentage of restaurant net sales was primarily from the leveraging of fixed occupancy costs on higher comparable restaurant net sales.

General and administrative costs.  General and administrative expenses increased by 3.4%, or $0.7 million, to $21.3 million in fiscal 2005, as compared to $20.6 million in fiscal 2004. The increase is due in large part to payroll and related benefits resulting from our continued development of the infrastructure required to support our expected growth of company-owned and franchised restaurants and related employee relocation costs. General and administrative costs, as a percentage of total revenues, were 18.2% in fiscal 2005, as compared to 19.6% in fiscal 2004.

Stock-based compensation expense.  During fiscal 2005, we recorded a charge of approximately $0.4 million in accordance with APB 25 Accounting for Stock Issued to Employees, associated with 1,246,164 options repriced as of December 29, 2003, including $0.2 million which is included in restaurant operating expenses. During fiscal 2005, we also recorded a one-time nonrecurring charge of $0.5 million resulting from a modification to extend the option exercise period associated with stock options previously granted to a former executive. In addition, we recorded approximately $2.3 million and $1.1 million of expense in fiscal 2005 and 2004, respectively, related to restricted stock grants to certain key employees and members of the Board of Directors.

Depreciation and amortization.  Depreciation and amortization increased 6.9%, or $0.5 million, to $7.4 million in fiscal 2005, from $6.9 million in fiscal 2004. The increase is due to 17 new restaurants opened during and subsequent to the fourth quarter of fiscal 2004. As a percentage of total revenues, depreciation and amortization was 6.3% in both fiscal 2004 and fiscal 2005.

Restaurant pre-opening expenses.  Restaurant pre-opening expenses were $1.0 million in fiscal 2005, due primarily to pre-opening payroll, supplies and training costs for eight new restaurants opened during fiscal 2005 and two new restaurants opened in January 2006. During fiscal 2005, 46% of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurants. During fiscal 2004, pre-opening expenses were $0.4 million related to the nine stores opened in the fourth quarter of 2004 in association with the food service partnership with Federated Department Stores, Inc.

Provision for losses on asset impairments and disposals.  During fiscal 2005, we identified certain locations that were impaired and accordingly recorded a charge of $3.9 million. We opened nine restaurants in the fourth quarter of fiscal 2004 as part of a pilot program under our strategic alliance with Federated Department Stores, Inc. After evaluating the performance of these pilot restaurants in fiscal 2005, Cosi and Macy’s agreed that their respective capital priorities prevented them from expanding the program further and, therefore, we have agreed to conclude the pilot program. As a result we have recorded an impairment charge of approximately $3.2 million in fiscal 2005 related to eight locations in Macy’s stores, including four that we closed in January 2006. In addition we recorded an impairment charge of $0.6 million during fiscal 2005 for two underperforming company-owned locations.

During fiscal 2004, we recognized $1.4 million of asset impairments, disposals and store closure costs. This was due primarily to impairment charges of $0.5 million related to two underperforming restaurants, $0.8 million related to the disposal of fixed assets, primarily leaseholds and other equipment at the New York corporate office, and closure costs of $0.1 million related to the closing of one underperforming restaurant.

Lease termination benefits, net.  During fiscal 2005, we recognized approximately $0.2 million in lease termination income, due primarily to accruals deemed no longer required. During fiscal 2004, we recognized $1.5 million of lease termination income related to the reversal of certain lease termination accruals, partially offset by $0.9 million of charges resulting in a net reversal for fiscal 2004 of $0.6 million.

Gain on sale of assets.  During fiscal 2005, we recognized $1.4 million in income related to the gain on the sale of three Boston locations that were sold to a franchise area developer during the fourth quarter of fiscal 2005.

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

Interest income and expense.  Interest income increased by $0.6 million to $0.8 million in fiscal 2005, compared to $0.2 million in fiscal 2004, due to higher average short-term investments, due primarily to the proceeds of the secondary public offering in June 2005. For both fiscals 2005 and 2004 interest expense on notes payable was less than $0.1 million.

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

Liquidity and Capital Resources

Cash and cash equivalents were $0.9 million on January 1, 2007, compared with $2.0 million on January 2, 2006. In addition, we had $19.0 million of short-term investments as of January 1, 2007, compared to $32.9 million of short-term investments as of January 2, 2006. We had working capital of $11.7 million on January 1, 2007, compared with working capital of $26.6 million as of January 2, 2006. Our principal requirements for cash are for financing construction of new company-owned restaurants, maintaining or remodeling of existing restaurants and other working capital needs.

Net cash provided by operating activities during fiscal 2006 was $4.0 million compared to $4.2 million of net cash used in operating activities for fiscal 2005. The increase in cash provided by operating activities was due to a decrease in cash used to fund accounts payable in fiscal 2006, compared to fiscal 2005, an increase in franchise fees received from the execution of franchise area developer agreements, as well as a decrease in other liabilities resulting from a shift in timing of payments for our annual insurance premiums, as compared to fiscal 2005.

Total cash used in investing activities was $6.7 million in fiscal 2006 compared to cash used in investing activities of $31.5 million during fiscal 2005. During fiscal 2006, we had $14.0 million net redemptions of short-term investments, compared to $23.0 million of net purchases of short-term investments during fiscal 2005.

Total capital expenditures during fiscal 2006 were $21.3 million, compared to expenditures of $9.8 million during fiscal 2005. Capital expenditures during fiscal 2006 were primarily associated with new company-owned restaurants that opened during and subsequent to the fourth quarter of fiscal 2005, new company-owned restaurants expected to open during the first quarter of fiscal 2007 and the remodel of four existing company-owned restaurants. Expenditures for fiscal 2005 were primarily associated with eight new company-owned restaurants opened in fiscal 2005, the remodeling of two existing company-owned restaurants and the planned expansion of the corporate support center facility.

The cash provided by financing activities of $1.7 million in fiscal 2006 was due primarily to proceeds from the exercise of stock options and warrants. During fiscal 2005, the cash provided by financing activities of $36.6 million was due primarily to the net proceeds from our public offering of common stock. On June 20, 2005, we completed a public offering of our common stock, issuing 5,837,563 shares at $6.30 per share, including the underwriters’ exercise of their over-allotment option to purchase an additional 761,421 shares of common stock. The total net proceeds of the offering, net of offering expenses of approximately $2.5 million including underwriter’s discount, were approximately $34.3 million.

For fiscal 2007, we expect to open a total of 14 new company-owned restaurants. We estimate the cost to open each company-owned restaurant is approximately $750,000, net of landlord contributions and including pre-opening expenses, for a total estimated aggregate cost of $10.5 million. We expect to fund new company-owned restaurant opening costs with cash, cash equivalents and short-term investments on hand, expected cash flows generated by both existing and new company-owned restaurants and expected franchise fees and royalties. During fiscal 2006, we entered into franchise agreements with area developers which generated upfront franchising fees of approximately $3.3 million.

We believe that our current cash and cash equivalents, short-term investments, and expected cash flows from company-owned restaurant operations and expected franchising fees and royalties will be sufficient to fund our cash requirements for new restaurant construction, maintaining and remodeling existing restaurant locations, franchising initiatives and other working capital needs for the next twelve months. Additionally, we expect to continue to open new company-owned restaurants in fiscal 2008 and beyond, which we also expect to fund from the same sources. If we do not open new company-owned restaurants according to our plan, if our new and existing company-owned restaurants do not generate the positive cash flow that we expect, or if we do not generate the franchise fees and royalties that we currently expect, then we may seek other sources of funding or adjust the number and/or the timing of new company-owned restaurant openings.

Contractual Obligations

We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of January 1, 2007.

	Payments Due by Period
			Due	Due	Due
	Total	Due	Fiscal 2008	Fiscal 2010	After
Description	Obligations	Fiscal 2007	to Fiscal 2009	to Fiscal 2011	Fiscal 2011
	(In thousands)

Long-term debt(1)	$125.0	$25.0	$50.0	$50.0	$—
Operating leases(2)(3)	94,799.4	15,296.5	28,782.1	23,424.8	27,296.0
Purchase Obligations(4)	876.6	876.6	—	—	—

Total contractual cash obligations	$95,801.0	$16,198.1	$28,832.1	$23,474.8	$27,296.0

(1)	Amounts shown include aggregate scheduled interest payments of $0.03 million.

(2)	Amounts shown are net of $0.8 million of total sublease rental income due under non-cancelable subleases.

(3)	Includes approximately $0.6 million of obligations on leases for restaurants that are closed as of January 1, 2007.

(4)	Contractual obligations related to new restaurant construction.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Selected Quarterly Financial Data

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All quarters in fiscal 2006 and 2005 include results for 13 weeks. The unaudited selected quarterly results for fiscal 2006 and 2005 are shown below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share data)

Fiscal 2006
Total revenues	$29,645.0	$32,509.5	$32,951.0	$31,782.0
Total costs and expenses	$33,933.0	$33,641.2	$36,194.2	$36,926.4
Net loss	$(3,928.3)	$(748.9)	$(2,855.4)	$(4,795.0)

Basic and diluted loss per share:	$(0.10)	$(0.02)	$(0.07)	$(0.12)

Fiscal 2005
Total revenues	$27,205.1	$30,619.6	$30,803.4	$28,552.3
Total costs and expenses	$22,864.3	$24,201.2	$24,902.8	$24,005.6
Net loss	$(2,795.6)	$(1,866.3)	$(2,426.4)	$(6,037.7)

Basic and diluted loss per share:	$(0.09)	$(0.06)	$(0.06)	$(0.16)

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in income taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial recognition amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt the new standard in fiscal 2007. We continue to evaluate the impact of FIN 48 on our consolidated financial statements and we do not anticipate that the adoption of this standard will have a material impact on our financial statements.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-K and Annual Report or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including those described in Item 1A of this report. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if our future changes make it clear that any projected results expressed or implied therein will not be realized.

•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	labor shortages or increased labor costs;

•	changes in demographic trends and consumer tastes and preferences, including changes resulting from concerns over nutritional or safety aspects of beef, poultry, produce or other foods or the effects of food-borne illnesses such as “mad cow disease” and avian influenza or “bird flu;”

•	competition in our markets, both in our business and locating suitable restaurant sites;

•	our operation and execution in new and existing markets;

•	expansion into new markets, including foreign countries;

•	our ability to attract and retain qualified franchisees;

•	our ability to locate suitable restaurant sites in new and existing markets and negotiate acceptable lease terms;

•	the rate of our internal growth, and our ability to generate increased revenue from our existing restaurants;

•	our ability to generate positive cash flow from existing and new restaurants;

•	fluctuations in our quarterly results due to seasonality;

•	increased government regulation and our ability to secure required governmental approvals and permits;

•	our ability to create customer awareness of our restaurants in new markets;

•	the reliability of our customer and market studies;

•	cost effective and timely planning, design and build-out of new restaurants;

•	our ability to recruit, train and retain qualified corporate and restaurant personnel and management;

•	market saturation due to new restaurant openings;

•	inadequate protection of our intellectual property;

•	adverse weather conditions which impact customer traffic at our restaurants; and

•	adverse economic conditions.

The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive,” “project” or similar words, or the negatives of these words, identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk exposures are related to our cash, cash equivalents, investments and interest that we pay on our debt. We have no derivative financial instruments or derivative commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical one percentage point interest change from those in effect during fiscal 2006 would have resulted in interest income fluctuating by approximately $0.3 million. In fiscal 2006 and 2005, interest income was $1.4 million and $0.8 million, respectively.

Foreign Currency Risk

In fiscal 2006, all of our transactions are conducted, and our accounts are denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

Inflation

The primary inflationary factors affecting our business are food and labor costs. Some of our hourly personnel at our restaurants are paid at rates based on the applicable minimum wage, and increases in the minimum wage will directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe that inflation has not had a material impact on our results of operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed hereunder are set forth on pages 60through 80 of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal year covered by this report. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

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

The Audit Committee of the Board of Directors, on behalf of the shareholders, oversees management’s financial reporting responsibilities. The Audit Committee, which is composed solely of outside directors, meets periodically with the independent auditors, management and our Director of Internal Audit to review matters relating to financial reporting, internal accounting controls and auditing. The independent registered public accountants, the Director of Internal Audit and our Chief Compliance Officer advise the committee of any significant matters resulting from their audits or reviews and have free access to the committee without management being present. The Chief Compliance Officer, the independent registered public accountants and the Director of Internal Audit have free and full access to senior management and the Audit Committee at any time.

We assessed the effectiveness of the Company’s system of internal controls over financial reporting as of January 1, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have concluded that, as of January 1, 2007, the Company’s system of internal controls over financial reporting was effective to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our assessment of the effectiveness of our system of internal controls over financial reporting as of January 1, 2007 has been audited by BDO Seidman, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. BDO Seidman, LLP’s attestation report on management’s assessment of our system of internal controls over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There were not any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 1, 2007 to which this report relates that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our definitive proxy statement for our Annual Meeting of Stockholders expected to be held on May 14, 2007 (the “Proxy Statement”), and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Proxy Statement, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the Proxy Statement, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Proxy Statement, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in the Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. The Financial Statements required to be filed hereunder are listed in the Index to Financial Statements on page 52 of this Report

(b) Exhibits

Exhibit
Number	Description of Exhibit

2.1	Merger Agreement by and among Xando, Incorporated, Xando Merger Corp. and Cosi Sandwich Bar, Inc. dated as of October 4, 1999 (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
3.1	Amended and Restated Certificate of Incorporation of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
3.2	Amended and Restated By-Laws of Cosi, Inc. (Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
4.1	Form of Certificate of Common Stock (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
4.2	Rights Agreement between Cosi, Inc. and American Stock Transfer and Trust Company as Rights Agent dated November 21, 2002 (Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
4.3	Amended and Restated Registration Agreement, dated as of March 30, 1999 (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
4.4	Supplemental Registration Rights Agreement, dated as of August 5, 2003 by and among the Company and the parties thereto (Filed as Exhibit 4.4.2 to the Company’s Registration Statement on Form S-1, file #333-107689).
4.5	Amendment No. 1 to Rights Agreement dated as of November 21, 2002, between Cosi, Inc. and American Stock Transfer and Trust Company, as rights agent (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).

Exhibit
Number		Description of Exhibit

4.6		Investment Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A, file #333-107689).
4.7		Letter Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A, file #333-107689).
10.1		Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (Filed as Exhibit C to the Company’s Proxy Statement on Schedule 14A filed on March 31, 2005, file #000-50052).
10.2		Cosi Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.3		Cosi Non-Employee Director Stock Incentive Plan (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.4		Cosi Sandwich Bar, Inc. Incentive Stock Option Plan (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, file #333-86390).
10	.5.3	Employment agreement between Cosi, Inc. and Kevin Armstrong, dated May 9, 2005 (Filed as Exhibit 10.5.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2005).
10	.5.4	Separation and Release Agreement between Cosi, Inc. and Cynthia Jamison, dated August 17, 2005 (Filed as Exhibit 10.1 to the Company’s Current report on Form 8-K, dated August 23, 2005).
10	.5.5	Employment Agreement between Cosi, Inc. and William D. Forrest, dated December 12, 2005 (Filed as Exhibit 10.1 to the Company’s Current report on Form 8-K, dated December 16, 2005).
10	.5.6	Terms of Employment between Cosi, Inc. and William E. Koziel, effective as of August 17, 2005 as described in the Company’s Current Report on Form 8-K (Filed on August 23, 2005).
10	.5.7	Terms of Employment between Cosi, Inc. and Christopher Carroll, effective as of May 22, 2006 as described in the Company’s Current Report of Form 8-K (Filed on May 25, 2006).
10	.5.8	Terms of Employment between Cosi, Inc. and Christopher Ames, effective as of November 13, 2006 as described in the Company’s Current Report on Form 8-K (Filed on November 17, 2006).
10	.5.9	Terms of Employment between Cosi, Inc. and Robert Merritt, effective as of March 12, 2007 as described in the Company’s Current Report on Form 8-K (Filed on March 12, 2007).
10	.6.1	Foodservice Distribution Agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of November 1, 2005.(1)
10	.7.1	Cosi, Inc. Form of Franchise Agreement (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10	.7.2	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10.8		Form of Senior Secured Note and Warrant Purchase Agreement (Filed as Exhibit 10.7 to the Company’s Registration on Form S-1, file #333-86390).
10.9		Securities Purchase Agreement dated as of April 27, 2004 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2004).
10.10		Form of Restricted Stock Award Agreement (Filed as Exhibit 10.1 to the Company’s Current Report of Form 8-K, dated June 6, 2005).
16		Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of August 13, 2004, acknowledging its agreement with the statements made in Current Report on Form 8-K (Filed as Exhibit 16 to the Company’s Current Report on Form 8-K, dated August 13, 2004).

Exhibit
Number	Description of Exhibit

21	Subsidiaries of Cosi, Inc. (Filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
23.1	Filed herewith Consent of BDO Seidman, LLP, Registered Public Accounting Firm.
31.1	Filed herewith Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Filed herewith Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Filed herewith Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Portions of Exhibit 10.6.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm	41
Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	42
Consolidated Balance Sheets as of January 1, 2007 and January 2, 2006	43
Consolidated Statements of Operations for the Fiscal Years Ended January 1, 2007, January 2, 2006 and January 3, 2005	44
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 1, 2007, January 2, 2006 and January 3, 2005	45
Consolidated Statements of Cash Flows for the Fiscal Years Ended January 1, 2007, January 2, 2006 and January 3, 2005	46
Notes to Consolidated Financial Statements for the Fiscal Years Ended January 1, 2007, January 2, 2006 and January 3, 2005	47
Consent of BDO Seidman, LLP
Certification of CEO
Certification of the Chief Financial Officer
Section 906 Certifications

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cosi, Inc
Deerfield, Illinois

We have audited the accompanying consolidated balance sheets of Cosi, Inc. as of January 1, 2007 and January 2, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cosi, Inc. at January 1, 2007 and January 2, 2006, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, effective January 3, 2006, Cosi, Inc. adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cosi Inc.’s internal control over financial reporting as of January 1, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Chicago, Illinois
March 16, 2007

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

Board of Directors and Stockholders
Cosi, Inc
Deerfield, Illinois

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Cosi, Inc. maintained effective internal control over financial reporting as of January 1, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cosi Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cosi, Inc. maintained effective internal control over financial reporting as of January 1, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Cosi, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheets of Cosi, Inc. as of January 1, 2007 and January 2, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2007 and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Chicago, Illinois
March 16, 2007

Cosi, Inc.

Consolidated Balance Sheets
As of January 1, 2007 and January 2, 2006

	January 1,	January 2,
	2007	2006
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$938.4	$1,952.3
Investments	18,961.5	32,917.5
Accounts receivable, net	1,950.9	496.3
Inventories	986.9	914.6
Prepaid expenses and other current assets	4,032.8	3,672.7

Total current assets	26,870.5	39,953.4
Furniture and fixtures, equipment and leasehold improvements, net	46,007.5	33,502.6
Intangibles, security deposits and other assets	2,879.1	3,088.0

Total assets	$75,757.1	$76,544.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,898.1	$2,689.2
Accrued expenses	8,550.5	9,837.2
Deferred franchise revenue	1,172.5	510.0
Current portion of long-term debt	17.0	18.8
Current portion of other long-term liabilities	519.9	345.0

Total current liabilities	15,158.0	13,400.2
Deferred franchise revenue	2,345.0	—
Long-term debt, net of current portion	82.8	99.8
Other long-term liabilities, net of current portion	7,540.0	6,835.6

Total liabilities	25,125.8	20,335.6

Commitments and contingencies
Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 39,910,114 and 38,478,796 shares issued, respectively	399.1	384.8
Additional paid-in capital	271,200.3	268,330.5
Unearned stock compensation	—	(3,866.4)
Treasury stock, 239,543 shares at cost	(1,197.7)	(1,197.7)
Accumulated deficit	(219,770.4)	(207,442.8)

Total stockholders’ equity	50,631.3	56,208.4

Total liabilities and stockholders’ equity	$75,757.1	$76,544.0

The accompanying notes are an intergral part of these consolidated financial statements.

Cosi, Inc

Consolidated Statements of Operations
For the Fiscal Years Ended January 1, 2007, January 2, 2006 and January 3, 2005

	January 1,	January 2,	January 3,
	2007	2006	2005
	(Dollars in thousands, except per share data)

Revenues:
Restaurant net sales	$126,038.3	$117,080.0	$110,630.6
Franchise fees and royalties	849.2	100.5	—

Total revenues	126,887.5	117,180.5	110,630.6

Costs and expenses:
Cost of food and beverage	29,157.0	28,205.3	28,012.8
Restaurant labor and related benefits	42,473.3	39,174.1	39,021.6
Occupancy and other restaurant operating expenses	33,007.3	28,594.5	27,954.1

	104,637.6	95,973.9	94,988.5
General and administrative expenses	21,910.5	21,320.4	21,718.4
Stock-based compensation expense	4,977.7	2,944.2	2,855.3
Depreciation and amortization	7,767.3	7,425.1	6,947.8
Restaurant pre-opening expenses	1,610.8	983.5	405.4
Provision for losses on asset impairments and disposals	504.7	3,880.4	1,405.5
Lease termination (benefit) expense, net	(231.5)	(178.8)	(588.8)
Gain on sale of assets	(482.3)	(1,431.7)	—

Total costs and expenses	140,694.8	130,917.0	127,732.1

Operating loss	(13,807.3)	(13,736.5)	(17,101.5)
Interest income	1,411.5	802.0	159.0
Interest expense	(9.3)	(34.0)	(62.4)
Allowance on notes receivable from stockholders	—	(261.1)	(1,266.0)
Other income (expense)	77.5	103.6	(102.6)

Net loss	$(12,327.6)	$(13,126.0)	$(18,373.5)

Per Share Data:
Basic and diluted loss per share	$(0.32)	$(0.38)	$(0.62)

Weighted average common shares outstanding	38,207,173	34,928,990	29,432,050

The accompanying notes are an intergral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Stockholders’ Equity
As of January 1, 2007, January 2, 2006 and January 3, 2005

	Common Stock				Treasury Stock
			Additional	Unearned	Shares of	Amount	Stockholders
	Number of		Paid In	Stock	Treasury	Treasury	Notes	Accumulated
	Shares	Amount	Capital	Compensation	Stock	Stock	Receivable	Deficit	Total
	(Dollars in thousands, except share data)

Balance, December 29, 2003	26,259,109	$262.6	$203,075.4	$(1,835.8)	—	$—	$(2,724.8)	$(175,943.3)	$22,834.1
Issuance of common stock	4,284,403	42.8	19,566.3						19,609.1
Issuance of restricted stock	23,722	0.2	131.8	(7.0)					125.0
Stock compensation			2,151.3						2,151.3
Amortization of unearned stock compensation				942.8					942.8
Exercise of warrants	3,424	—	—						—
Exercise of stock options	249,058	2.5	595.0						597.5
Allowance for stockholders notes receivable					1,266.0		1,266.0
Net loss								(18,373.5)	(18,373.5)

Balance, January 3, 2005	30,819,716	308.2	225,519.7	(900.0)	—	—	(1,458.8)	(194,316.8)	29,152.3
Issuance of common stock, net of issuance costs	5,837,563	58.4	34,253.9						34,312.3
Issuance of restricted stock	885,610	8.9	5,271.3	(5,155.1)					125.0
Stock compensation			844.7						844.7
Amortization of unearned stock compensation				2,188.7					2,188.7
Exercise of warrants	115,958	1.2	(1.2)						—
Exercise of stock options	819,949	8.2	2,442.0						2,450.2
Allowance for stockholders notes receivable					261.1		261.1
Return of shares for notes receivable from stockholders					239,543	(1,197.7)	1,197.7		—
Net loss								(13,126.0)	(13,126.0)

Balance, January 2, 2006	38,478,796	384.8	268,330.5	(3,866.4)	239,543	(1,197.7)	—	(207,442.8)	56,208.4
Adoption of FAS 123R			(3,866.4)	3,866.4					—
Issuance of restricted stock	815,000	8.2	(8.2)						—
Stock-based compensation	11,376	0.1	5,020.6						5,020.7
Exercise of warrants	263,302	2.6	440.6						443.2
Exercise of stock options	341,640	3.4	1,283.2						1,286.6
Net loss								(12,327.6)	(12,327.6)

Balance, January 1, 2007	39,910,114	$399.1	$271,200.3	$—	239,543	$(1,197.7)	$—	$(219,770.4)	$50,631.3

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Cash Flows
For the Fiscal Years Ended January 1, 2007, January 2, 2006 and January 3, 2005

	January 1,	January 2,	January 3,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(12,327.6)	$(13,126.0)	$(18,373.5)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	7,767.3	7,425.1	6,947.8
Gain on sale of assets	(482.3)	(1,431.7)	—
Non-cash portion of asset impairments and disposals	504.7	3,828.1	1,393.8
Provision (recovery) for bad debts	4.5	147.5	(39.2)
Stock-based compensation expense	5,020.6	3,033.4	3,219.1
Allowance on notes receivable from stockholders	—	261.1	1,266.0
Changes in operating assets and liabilities:
Accounts receivable	(1,459.1)	(30.6)	34.4
Inventories	(72.3)	(24.1)	92.3
Prepaid expenses and other current assets	(360.0)	(1,357.6)	(856.6)
Other assets	306.8	(799.0)	(335.6)
Accounts payable and accrued expenses	1,159.8	(1,889.0)	(1,440.3)
Deferred franchise revenue	3,007.5	510.0	—
Other liabilities	879.3	(796.6)	(1,539.3)

Net cash provided by (used in ) operating activities	3,949.2	(4,249.3)	(9,631.1)

Cash flows from investing activities:
Capital expenditures	(21,307.2)	(9,768.6)	(7,392.2)
Proceeds from sale of assets	775.0	1,284.1	—
Purchases of investments	(171,682.5)	(145,433.7)	(29,917.1)
Redemption of investments	185,638.5	122,477.7	19,955.5
(Payment) return of security deposits, net	(97.9)	(95.3)	85.9

Net cash used in investing activities	(6,674.1)	(31,535.8)	(17,267.9)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,286.6	36,887.4	20,206.6
Exercises of warrants	443.2	—	—
Principal payments on long-term debt	(18.8)	(239.7)	(172.0)
Principal payments on capital lease obligations	—	—	(2.9)

Net cash provided by financing activities	1,711.0	36,647.7	20,031.7

Net (decrease) increase in cash and cash equivalents	(1,013.9)	862.5	(6,867.4)
Cash and cash equivalents, beginning of year	1,952.3	1,089.7	7,957.0

Cash and cash equivalents, end of year	$938.4	$1,952.3	$1,089.7

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$9.3	$24.3	$74.3

Corporate franchise and income taxes	$268.0	$206.9	$288.2

The accompanying notes are an integral part of these consolidated financial statements.

COSI, INC.

Notes to Consolidated Financial Statements

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

For the Fiscal Years Ended January 1, 2007, January 2, 2006 and January 3, 2005

1.	Organization and Summary of Significant Accounting Policies

Organization

Cosi, Inc., a Delaware corporation, owns, operates, and franchises premium convenience dining restaurants which sell high-quality sandwiches, salads and coffees along with a variety of other soft drink beverages, teas, baked goods and alcoholic beverages. As of January 1, 2007 there were 123 restaurants in 16 states and the District of Columbia, including 13 franchise locations and five restaurants and a coffee kiosk operated within Macy’s stores under our foodservice partnership with Federated Department Stores, Inc. (“Macy’s”).

On June 20, 2005, we completed a public offering of our common stock, issuing 5,837,563 shares at $6.30 per share, including the underwriters’ exercise of their over-allotment option to purchase an additional 761,421 shares of common stock. This issuance provided us with gross proceeds of approximately $36.8 million.

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

Fiscal Year

Our fiscal year ends on the Monday closest to December 31. Fiscal years ended January 1, 2007, January 2, 2006 and January 3, 2005 are referred to as fiscal 2006, 2005 and 2004, respectively. Fiscal 2006 and 2005 each included 52 weeks and fiscal 2004 included 53 weeks.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

We consider all short-term investments with a maturity of three months or less from the date of purchase to be cash equivalents.

Investments

As of January 1, 2007 and January 2, 2006, we had certain debt securities outstanding as investments, which consisted of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 Accounting for Certain Investments in Debt and Equity Securities, and based on our intentions regarding these investments, we classify all marketable debt securities as held-to-maturity and account for these investments at amortized cost, which approximates fair value. The amortized principal amount of investments at January 1, 2007 and January 2, 2006 was $19.0 million and $32.9, respectively, and the weighted average interest rate was 4.84% and 4.09%, respectively. The amortized principal amount approximated fair value at January 1, 2007 and at January 2, 2006. All investments mature within one year. None of the short-term investments purchased during 2006 or to-date through 2007 have been sold prior to their maturity.

Investments consisted of the following:

		Accrued
	Cost Basis	Interest	Total
	(In thousands )

January 1, 2007
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$18,679.6	$281.9	$18,961.5

	$18,679.6	$281.9	$18,961.5

January 2, 2006
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	25,332.6	91.0	25,423.6
Debt securities issued by states of the United States and political subdivisions of the states	5,499.6	0.2	5,499.8
Corporate debt securities	1,993.2	0.9	1,994.1

	$32,825.4	$92.1	$32,917.5

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

Our accounts receivable consist principally of trade or “house” accounts representing corporate customers, as well as amounts due from certain landlords for reimbursement of tenant improvements. We have established credit procedures and analyses to control the granting of credit to customers.

Accounts Receivable

Trade accounts receivable are stated at net realizable value. The Company maintains a reserve for potential uncollectible accounts based on historical trends and known current factors impacting the Company’s customers.

Inventories

Inventories are stated at the lower of cost, determined by a weighted average valuation method, or market, and consist principally of food, beverage, liquor, packaging and related food supplies.

Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements are stated at cost and include leasehold improvements and costs incurred in the development and construction of new restaurants and existing restaurant remodels, equipment and furniture and fixtures. Depreciation is computed using the straight-line method over estimated useful lives that range from two to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the related leases.

Upon retirement or sale, the cost of assets disposed of and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while betterments are capitalized.

Long Lived Assets

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. We consider a consistent history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the original lease term, and then determine the impairment charge based on discounted cash flows for the same period.

We opened nine restaurants in the fourth quarter of fiscal 2004 as part of a pilot program under our strategic alliance with Federated Department Stores, Inc. After evaluating the performance of these pilot restaurants in fiscal 2005, Cosi and Macy’s agreed that their respective capital priorities prevented them from expanding the program further, and therefore we agreed to conclude the pilot program. As a result, we recorded an impairment charge of approximately $3.3 million in fiscal 2005 for eight locations in Macy’s stores, including four that we closed in January 2006. In addition, we recorded an impairment charge of $0.6 million during fiscal 2005 for two underperforming company-owned locations. During fiscal 2004, we recorded a charge of $1.4 million for the impairment of three company-owned restaurants and charges related to the closing of the New York support center.

During fiscal 2006, we recorded an impairment charge of approximately $0.3 million related to one underperforming Macy’s restaurant.

Accounting for Lease Obligations

We recognize rent expense on a straight-line basis over the lease term commencing on the date we take possession. We record landlord allowances as deferred rent in other long-term liabilities on the consolidated balance sheets and amortize them on a straight-line basis over the term of the related lease.

Future store closings, if any, may result in additional lease termination charges. Charges for lease termination costs will be dependent on our ability to improve operations in those restaurants. If unsuccessful, lease termination costs will be determined through negotiating acceptable terms with our landlords to terminate the leases for those units, and also on our ability to locate acceptable sub-tenants or assignees for the leases at those locations.

Intangibles, Security Deposits and Other Assets

Intangibles and other assets consist of costs associated with obtaining liquor licenses, trademarks and logos. Liquor licenses are stated at cost which is not in excess of market value. Security deposits primarily consist of deposits placed on leased locations.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review these indefinite-lived intangible assets for impairment on an annual basis, or more often if events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. Other intangibles with indefinite lives are not amortized.

Lease Termination Charges

For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord. The Company recognizes costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan.

During fiscal 2006 and 2005, we recognized approximately $0.2 million in income each year due primarily to the reversal of accruals that are no longer required. During fiscal 2004, we recognized approximately $1.5 million in income related to the reversal of certain lease termination accruals, which was partially offset by charges of approximately $0.9 million.

A summary of lease termination reserve activity is as follows:

	(In thousands)

Balance as of December 29, 2003	$2,224.9
Charged to costs and expenses	(588.8)
Deductions	(699.1	)(b)

Balance as of January 3, 2005	937.0
Charged to costs and expenses	(178.8)
Deductions	(16.0	)(b)
Balance as of January 2, 2006	742.2
Charged to costs and expenses	(231.5)
Deductions	(80.0	)(b)

Balance as of January 1, 2007	$430.7

(b)	Payments to landlords for lease obligations.

Other Liabilities

Other liabilities consist of deferred rent, landlord allowances and accrued lease termination costs (see Note 12).

Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Our deferred income tax assets will remain fully reserved until such time that we can determine that it is more likely than not that we will recognize the deferred tax asset.

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

Gain on Sale of Assets

During fiscal 2006, we recognized $0.5 million in income related to the gain on the sale of a company-owned New Jersey restaurant to a franchise area developer during the fourth quarter of fiscal 2006. During fiscal 2005, we recognized $1.4 million in income related to the gain on the sale of three Boston locations that were sold to a franchisee during the fourth quarter of fiscal 2005.

Restaurant Pre-opening Expenses

Restaurant pre-opening expenses, which are expensed as incurred, include the costs of recruiting, hiring and training the initial restaurant work force, travel costs, the costs of food and labor used during the period before opening, the costs of initial quantities of supplies and other direct costs related to the opening of, or remodeling of, a restaurant. Pre-opening expenses also include rent expense recognized on a straight-line basis from the date we take possession through the period of construction, renovation and fixturing prior to opening the restaurant.

Advertising Costs

Franchise-operated Cosi restaurants contribute 1% of their sales to a national marketing fund and additionally are required to spend 1% of their sales in their local markets on advertising. The Company contributes 1% of sales from company-owned restaurants to the national marketing fund. The Company’s contributions to the national marketing fund as well as its own local market media costs are recorded as part of occupancy and other operating expenses in the Company’s consolidated statements of operations. Advertising costs are expensed as incurred and approximated $1.7 million, $1.0 million and $0.9 million for fiscal years 2006, 2005 and 2004, respectively.

Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents if any, outstanding during the period. In-the-money stock options and warrants to purchase an aggregate of 1,944,142, 5,011,509, and 6,262,354 shares of common stock were outstanding at January 1, 2007, January 2, 2006 and January 3, 2005, respectively. There were 1,149,700, 688,000, 523,326 shares of unvested restricted shares outstanding at January 1, 2007, January 2, 2006 and January 3, 2005, respectively. These stock options, warrants outstanding and unvested shares outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. Out-of-the-money stock options and warrants to purchase an aggregate of 3,463,258, 1,339,852, and 1,175,732 shares of common stock were outstanding at January 1, 2007, January 2, 2006, and January 3, 2005, respectively.

Stock-Based Compensation

Effective January 3, 2006, we adopted the fair value recognition provision of SFAS 123R, Share-Based Payment, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all of the resulting compensation cost be recognized in the financial statements. We selected the modified prospective method of adoption. Under this method, compensation expense that we recognized for fiscal 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 3, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after January 3, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, our stock compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. As a result, we recognized stock option compensation expense of $1.1 million during fiscal 2006. Results for prior periods have not been restated. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of the grant.

During fiscal 2005 and 2004, we recorded a charge of approximately $0.4 million and $2.2 million, respectively, related to repriced options. As a result of the adoption of SFAS 123R, we did not record any variable accounting charges or income during fiscal 2006.

The following illustrates the pro forma effect on net loss attributable to common stockholders and net loss per common share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during fiscals 2005 and 2004:

Pro Forma:

	Fiscal Year
	2005	2004
	(In thousands, except per share data)

Net loss as reported	$(13,126.0)	$(18,373.5)
Add: Stock-based compensation expense included in reported net loss	3,158.5	3,219.1
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(4,063.6)	(3,691.1)

Pro forma net loss	$(14,031.1)	$(18,845.5)

Net loss per common share: basic and diluted
As reported	$(0.38)	$(0.62)

Pro forma	$(0.40)	$(0.64)

Fair Value of Financial Instruments

The carrying value of all financial instruments reflected in the accompanying balance sheets approximates fair value at January 1, 2007 and January 2, 2006.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. Our chief operating decision maker reviews one aggregated set of financial statements to make decisions about resource allocations and to assess performance. Consequently, we have one reportable segment with all sales generated in the United States.

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

Reclassifications

Certain amounts in the fiscal 2005 and 2004 consolidated financial statements have been reclassified to conform to the fiscal 2006 presentation.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in income taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial recognition amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt the new standard in fiscal 2007. We continue to evaluate the impact of FIN 48 on our consolidated financial statements and we do not anticipate that the adoption of this standard will have a material impact on our financial statements.

2.	Accounts Receivable

Accounts receivable consist of the following:

	Fiscal Year
	2006	2005
	(In thousands)

Accounts receivable, trade	$172.1	$72.6
Reimbursements due from landlords	1,111.3	159.7
Other	671.0	272.0

Total receivables	1,954.4	504.3
Less allowance for doubtful accounts	(3.5)	(8.0)

Accounts receivable, net	$1,950.9	$496.3

A summary of the reserve for doubtful accounts is as follows:

	(In thousands)

Balance as of December 29, 2003	$393.1
Charged to costs and expenses	(39.2)
Deductions	(201.5	)(a)

Balance as of January 3, 2005	152.4
Charged to costs and expenses	(72.1)
Deductions	(72.3	)(a)

Balance as of January 2, 2006	8.0
Charged to costs and expenses	13.0
Deductions	(17.5	)(a)

Balance as of January 1, 2007	$3.5

(a)	Write-off of uncollectible accounts.

3.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	Fiscal Year
	2006	2005
	(In thousands)

Prepaid insurance	$1,915.9	$1,888.4
Prepaid rent	1,542.0	1,378.4
Other	574.9	405.9

Prepaid expenses and other current assets	$4,032.8	$3,672.7

4.	Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements consist of the following:

	Fiscal Year
	2006	2005
	(In thousands)

Leasehold improvements	$48,222.4	$38,213.4
Restaurant equipment	18,920.0	14,017.4
Furniture and fixtures	12,361.8	10,130.1
Computer and telephone equipment	10,856.3	9,321.3
Construction in progress	378.5	1,250.7
Vehicles	29.7	—

Total furniture and fixtures, equipment and leasehold improvements	90,768.6	72,932.9
Less accumulated depreciation and amortization	(44,761.1)	(39,430.3)

Furniture and fixtures, equipment and leasehold improvements, net	$46,007.5	$33,502.6

Depreciation and amortization expense for fiscals 2006, 2005 and 2004 was $7.8 million, $7.4 million and $6.9 million, respectively.

5.	Intangibles, Security Deposits and Other Assets

Intangibles, security deposits and other assets consist of the following:

	Fiscal Year
	2006	2005
	(In thousands)

Security deposits	$1,384.6	$1,286.7
Liquor licenses	438.2	631.4
Trademarks	195.0	195.0
Other	861.2	975.0

Total other assets	$2,879.1	$3,088.0

6.	Accrued Expenses

Accrued expenses consist of the following:

	Fiscal Year
	2006	2005
	(In thousands)

Payroll and related benefits and taxes	$2,225.6	$2,933.3
Insurance	1,281.5	1,235.5
Taxes other than income taxes	897.1	673.6
New restaurant construction	716.5	954.0
Unredeemed gift cards/certificates	666.5	438.9
Utilities	588.8	649.9
Deferred credits	560.6	601.2
Rent	470.6	529.7
Professional and legal	394.8	453.6
Other	748.5	1,367.5

Total accrued expenses	$8,550.5	$9,837.2

7.	Long-Term Debt

In fiscal 2001, we entered into a settlement agreement involving a trademark dispute. The settlement agreement requires us to make annual payments of $25,000 through 2011. The estimated present value of those future payments is included in the long-term debt in the accompanying balance sheets.

In July 2002, we purchased a liquor license. The agreement required us to make monthly payments of $1,528 through February 2006. During fiscal 2006, all outstanding principal and interest obligations under this agreement were paid in full.

8.	Income Taxes

Significant components of our deferred tax assets are as follows:

	Fiscal Year
	2006	2005
	(In thousands)

Deferred tax assets:
Net operating loss carryforward	$53,652.2	$34,868.3
Depreciation expense and impairment of long-lived assets	13,506.4	11,720.5
Contractual lease increases	2,080.9	1,994.0
Deferred franchise revenue	891.1	—
Stock-based compensation	408.0	1,469.2
Lease termination accrual	163.7	282.0
Accrued expenses	123.9	86.2
Allowance for doubtful accounts	1.3	3.0

Total deferred tax assets	70,827.5	50,423.2
Valuation allowance	(70,827.5)	(50,423.2)

Net deferred taxes	$—	$—

As of January 1, 2007, we have Federal net operating tax loss carryforwards of approximately $144.0 million, which if not used, will expire from 2014 through 2021. Utilization of the net operating losses may be subject to an annual limitation due to the change in ownership provisions of the Internal Revenue Code and similar state provisions. These annual limitations may result in the expiration of these net operating losses before their utilization. The Company has recorded a valuation allowance to offset the benefit associated with the deferred tax assets described above due to the uncertainty of realizing the related benefits.

Below is a reconciliation of the statutory federal income tax rate to the effective tax rates as a percentage of income before income taxes:

	Fiscal Year Ended
	January 1,	January 2,	January 3,
	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.0	3.0	3.0

	38.0	38.0	38.0
Less valuation allowance	(38.0)	(38.0)	(38.0)

Effective Tax Rate	0.0%	0.0%	0.0%

9.	Stockholders’ Equity

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

Stock Purchase Warrants

Warrants, issued in conjunction with previous equity and debt securities, to purchase 1,672,373 shares of our common stock were outstanding as of January 1, 2007; 29,189 of which have an exercise price of $.01 per share and expire at varying dates through April 2008; 1,609,907 of which have an exercise price of $6.00 per share and expire from August 2007 to November 2007; 20,674 of which have an exercise price of $8.50 per share and expire in November 2007 and 12,603 of which have an exercise price of $14.88 per share and expire in November 2007. All of the warrants provide for anti-dilution adjustments in the event of stock splits, stock dividends, or recapitalization, reorganization, reclassification, consolidation, merger, stock exchange, sale of all or substantially all of the Company’s assets or other similar transactions. 55,732 of these warrants also provide for anti-dilution adjustments in the event we sell our stock at, or issue options, warrants, rights or other convertible securities having an exercise price of, less than the exercise price of such warrants or less than the market price as of the date of such issue or sale. All of the holders of these warrants are entitled to participate in any dividends declared upon shares of our common stock (other than dividends payable solely in shares of common stock) as if these holders had fully exercised such warrants.

10.	Stock-Based Employee Compensation

We have had several long-term incentive compensation plans, including the Amended and Restated Cosi, Inc. Long-Term Incentive Plan, that provided for the granting of incentive and nonqualified stock options to employees. On May 2, 2005 the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”) went into effect superseding all prior long-term incentive plans. The Omnibus Plan provides for the issuance of restricted stock, restricted stock units, incentive and nonqualified stock options, and any other stock awards that may be payable in shares, cash, other securities, and any other form of property as may be determined by the Compensation Committee of our Board of Directors. The purpose of this plan is to attract and retain qualified individuals and to align their interest with those of stockholders by providing certain employees of Cosi, Inc. and its affiliates with the opportunity to receive stock-based and other long-term incentive grants. The terms and conditions of stock-based awards under the plans are determined by the Compensation Committee of the Board of Directors. The grants are issued at fair market value and generally vest over a period of five years. We currently account for stock option grants in accordance with SFAS 123R, Share-Based Payments, which is a revision of SFAS 123, Accounting for Stock-Based Compensation.

When the Omnibus Plan went into effect, 3.7 million authorized but unissued common shares that were reserved under the Amended and Restated Cosi, Inc. Long Term Incentive Plan continued to be reserved for issuance under the Omnibus Plan. No additional awards will be granted under any of the prior long-term incentive plans including the Amended and Restated Cosi, Inc. Long-Term Incentive Plan.

As of January 1, 2007, approximately 5.8 million shares of common stock, in the aggregate, were reserved for issuance under the Omnibus Plan and for outstanding grants under the prior long-term incentive plans.

A summary of non-cash compensation is as follows:

	For the Fiscal Year Ended
	January 1,	January 2,	January 3,
	2007	2006	2005
	(In thousands)

Stock options variable accounting	$—	$844.7	$2,151.3
Stock option compensation expense	1,073.6	—	—
Restricted stock compensation expense	3,822.1	2,188.7	942.8
Awards of restricted stock to non-employee directors	125.0	125.0	125.0

Total non-cash stock-based compensation expense	5,020.7	3,158.4	3,219.1
Non-cash compensation included in labor and related benefits	43.0	214.2	363.8

Separately captioned stock compensation expense	$4,977.7	$2,944.2	$2,855.3

As of January 1, 2007, there was approximately $1.8 million of total unrecognized compensation cost related to stock options granted under the Company’s various incentive plans which will be recognized over the remaining vesting period of the options through fiscal 2010. In addition, as of January 1, 2007, there was approximately $7.6 million of total unrecognized compensation cost related to restricted stock granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan. The cost related to restricted stock grants will be recognized on a straight-line basis over a period of four years from the date of each grant through the fourth quarter of fiscal 2010.

We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of the grant. The weighted average fair values of the options calculated in accordance with SFAS 123R were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004

Expected dividend yield	0%	0%
Expected stock price volatility	68%	68%
Average risk-free interest rate	3.79%	3.47%
Average expected life of options	5	5
Weighted average grant date fair value	$3.89	$2.84

SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. Furthermore, in accordance with the provisions of SFAS 123R, we reclassified to additional paid-in-capital the balance that was in unearned compensation in our consolidated balance sheet as of January 3, 2006.

The expected volatility is based on an average of the historical volatility of the Company’s stock, the implied volatility of market options, peer company volatility, and other factors. The average expected life represents the period of time that option grants are expected to be outstanding and is derived from historical terms and other factors. The risk-free interest rate is based on the rate of U.S. Treasury zero-coupon issues with remaining term equal to the expected life of option grants. Pre-vesting forfeiture rates are estimated based on historical data.

A summary of option activity for fiscals 2006, 2005 and 2004 follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
	(In thousands)

Outstanding as of December 29, 2003	4,410,839	$5.68
Granted	1,514,291	$4.59
Exercised	(249,058)	$2.40
Cancelled/Expired	(419,122)	$8.90

Outstanding as of January 3, 2005	5,256,950	$5.26
Granted	146,845	$6.54
Exercised	(819,949)	$2.99
Cancelled/Expired	(386,771)	$5.07

Outstanding as of January 2, 2006	4,197,075	$6.09
Granted	—
Exercised	(341,640)	$3.99
Cancelled/Expired	(120,358)	$2.31

Outstanding as of January 1, 2007	3,735,077	$6.32	5.9	$4,338.5

Exercisable as of January 1, 2007	3,040,567	$6.58	5.4	$4,020.0

The total intrinsic value of options exercised during the years ended January 1, 2007, January 2, 2006, and January 3, 2005, was $1.7 million, $3.0 million, and $.8 million, respectively. During fiscal 2006 we received approximately $1.3 million from the exercise of stock options. The total fair value of the options that vested during fiscal 2006 was $1.3 million.

		Weighted
		Average
Total Exercisable at the End of the Year:	Options	Exercise Price

As of January 1, 2007	3,040,567	$6.58

As of January 2, 2006	2,794,564	$6.87

As of January 3, 2005	2,763,986	$6.35

The following table summarizes information about stock options outstanding at January 1, 2007:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$1.36 - $ 2.04	862,010	6.6	$1.79	831,860	$1.78
$2.09 - $ 3.14	517,817	6.6	2.65	481,749	2.68
$4.33 - $ 6.50	941,116	7.7	5.17	390,494	5.12
$6.52 - $ 9.78	297,833	4.2	7.9	230,451	8.26
$9.84 - $12.25	1,116,301	3.6	12.06	1,106,013	12.06

	3,735,077	5.9	$6.32	3,040,567	$6.58

During fiscal 2006, pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 869,000 shares of our authorized but unissued common stock to certain key employees. The vesting of these restricted shares will occur as follows: (i) 20% of the shares vested on the grant date: and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares for these certain key employees, based on the closing price of our common stock on the dates of the grants, was approximately $8.0 million. During fiscal 2006, 54,000 previously issued shares of restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the dates of the grants, was approximately $0.4 million. Stock compensation expense of approximately $2.7 million related to these grants is included in stock compensation expense in the accompanying consolidated statement of operations for fiscal 2006. The following table summarizes the Company’s restricted stock activity:

		Weighted
	Numbre of	Average Grant-
	Shares of	Date Fair
	Restricted Stock	Value

Non-vested at December 29, 2003	1,261,446	$1.62
Granted	—	—
Vested	735,123	1.62
Forfeited	—	—
	—	—

Non-vested at January 3, 2005	526,323	1.62
Granted	860,000	5.99
Vested	698,323	2.70
Forfeited	—	—
	—	—

Non-vested at January 2, 2006	688,000	5.99
Granted	869,000	8.66
Vested	353,300	7.46
Forfeited	(54,000)	7.74

Non-vested at January 1, 2007	1,149,700	$7.48

On May 15, 2006, we issued 11,376 shares of restricted common stock to certain members of the Board of Directors pursuant to the Cosi Non-Employee Director Stock Incentive Plan. These shares had an aggregate value of approximately $0.1 million and vested upon issuance.

Employees who have received restricted stock and incentive stock options as part of our equity-based long-term incentive programs may elect to enter into company-approved stock trading plans to make orderly dispositions of stock for diversification, estate or tax planning or other personal needs, and to facilitate stock option exercises (“Sales Plans”). The Sales Plans are established in accordance with the requirements of Rule 10b5-1(c)(1)(i)(B) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During fiscal 2006, approximately 485,004 shares of common stock, in the aggregate, were sold pursuant to Sales Plans entered into by our “executive officers”, as defined for purposes of Item 401(b) of Regulation S-K of the Exchange Act and “officers” as defined for purposes of Section 16 of the Exchange Act.

11.	Defined Contribution Plan

We have a 401(k) Plan (the “Plan”) for all qualified employees. The Plan provides for a matching employer contribution of 50% up to the first 4% of the employees’ deferred savings. The employer contributions made during the employee’s first year of employment vest upon the completion of one year of employment. Employer contributions made subsequent to the first year of employment vest immediately. The deferred amount cannot exceed 15% of an individual participant’s compensation in any calendar year. Our contributions to the Plan were approximately $0.08 million, $0.05 million and $0.02 million in fiscal years 2006, 2005 and 2004, respectively.

12.	Commitments and Contingencies

Commitments

As of January 1, 2007, we are committed under lease agreements expiring through 2018 for occupancy of our retail restaurants and for office space at the following minimum annual rentals:

Fiscal Year	Amount
(In thousands)

2007	$15,296.5
2008	14,814.1
2009	13,968.0
2010	12,647.6
2011	10,777.2
Thereafter	27,296.0

$94,799.4

Amounts shown are net of approximately $0.8 million of sublease rental income under non-cancelable subleases. Rental expense for fiscals 2006, 2005 and 2004 totaled $13.7 million, $12.6 million and $12.1 million, respectively. Certain lease agreements have renewal options ranging from 3 years to 15 years. In addition, certain leases obligate us to pay additional rent if restaurant sales reach certain minimum levels (percentage rent). Also, during fiscal 2004, we entered into agreements with Federated Department Stores, Inc. under which rent is based on restaurant sales (percentage rent). Amounts incurred under these additional rent provisions and agreements were approximately $0.5 million, $0.8 million and $0.5 million, for fiscal years 2006, 2005 and 2004, respectively.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the respective leases. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in other liabilities in the accompanying consolidated balance sheets. The outstanding liability was $5.5 million and $5.3 million as of the end of fiscal 2006 and 2005, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized against rent expense over the term of the related leases. Included in other long-term liabilities in the accompanying consolidated balance sheets for fiscals 2006 and 2005 were landlord allowances of $2.1 million and $1.2 million, respectively.

As of January 1, 2007, the Company had outstanding approximately $0.5 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of Intangibles, Security Deposits and Other Assets in the accompanying consolidated balance sheets.

During fiscal 2006, we recorded lease termination income of approximately $0.2 million primarily due to the reversal of accruals deemed no longer required. We recognized income of approximately $0.2 million and $0.6 million during fiscals 2005, and 2004 respectively due primarily to the reversal of lease termination accruals deemed no longer required. During fiscal 2006, 2005 and 2004 we made cash payments of approximately $0.08 million, $0.02 million, and $0.7 million, respectively, related to restaurants in the lease termination accrual.

As of January 1, 2007, future minimum lease payments related to restaurants that have been closed is approximately $0.6 million, net of expected sublease payments, with remaining lease terms ranging from 1 to 10 years. For each of these locations, a lease termination reserve has been established based upon management’s estimate of the cost to exit the lease.

Other liabilities in the accompanying consolidated balance sheet as of January 1, 2007 includes $0.4 million in accrued lease termination costs (including a current portion of $0.2 million), $5.5 million in accrued contractual lease increases and $2.1 million in landlord allowances (including a current portion of $0.3 million). Other liabilities in the accompanying consolidated balance sheet as of January 2, 2006 includes $0.7 million in accrued lease termination costs (including a current portion of $0.2 million), $5.3 million in accrued contractual lease increases and $1.2 million in landlord allowances (including a current portion of $0.2 million).

Purchase Commitments

We have an agreement with Distribution Market Advantage, Inc. that provides us access to a national network of independent distributors. Under this agreement, which expires in November 2010, these independent distributors will supply us with approximately 74% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers.

We have a long term beverage marketing agreement with Coca-Cola Company. We have received approximately $0.6 million in allowances under this agreement, which is being recognized ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received as of January 1, 2007.

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

As of January 1, 2007, the Company had approximately $0.9 million of construction obligations.

Self-Insurance

We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum liability of $100,000 per participant during a plan year. Benefits paid in excess of $100,000 are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. Health insurance expense for fiscal 2006 was $1.9 million and approximated $1.3 million in both fiscal 2005 and fiscal 2004. The balance in the self-insurance reserve account was $0.3 million and $0.2 million as of January 1, 2007 and January 2, 2006, respectively.

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

13.	Subsequent Event

On March 12, 2007, Kevin Armstrong resigned as the Company’s Chief Executive Officer, President and Director due to health reasons. As a result of his resignation, Mr. Armstrong has forfeited 308,800 unvested shares of restricted common stock. The value of these shares based on the closing price of our common stock on the date of the grants is approximately $2.3 million. During the first quarter of fiscal 2007, the Company expects to reverse approximately $0.5 million of previously amortized cost related to these forfeited unvested restricted shares. In addition, Mr. Armstrong forfeited 117,954 unvested stock options which had an unamortized compensation cost of approximately $0.3 million as of January 1, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSI, INC.

By:	/s/ WILLIAM KOZIEL
William Koziel
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Date: March 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William D. Forrest William D. Forrest	Chairman of the Board	March 19, 2007

/s/ Robert Merritt Robert Merritt	Interim Chief Executive Officer, President and Director (Principal Executive Officer)	March 19, 2007

/s/ William Koziel William Koziel	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2007

/s/ Eli Cohen Eli Cohen	Director	March 19, 2007

/s/ Creed L. Ford III Creed L. Ford III	Director	March 19, 2007

/s/ Mark Demilio Mark Demilio	Director	March 19, 2007

/s/ Michael O’Donnell Michael O’Donnell	Director	March 19, 2007

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2.1		Merger Agreement by and among Xando, Incorporated, Xando Merger Corp. and Cosi Sandwich Bar, Inc. dated as of October 4, 1999 (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
3.1		Amended and Restated Certificate of Incorporation of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
3.2		Amended and Restated By-Laws of Cosi, Inc. (Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
4.1		Form of Certificate of Common Stock (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
4.2		Rights Agreement between Cosi, Inc. and American Stock Transfer and Trust Company as Rights Agent dated November 21, 2002 (Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
4.3		Amended and Restated Registration Agreement, dated as of March 30, 1999 (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
4.4		Supplemental Registration Rights Agreement, dated as of August 5, 2003 by and among the Company and the parties thereto (Filed as Exhibit 4.4.2 to the Company’s Registration Statement on Form S-1, file #333-107689).
4.5		Amendment No. 1 to Rights Agreement dated as of November 21, 2002, between Cosi, Inc. and American Stock Transfer and Trust Company, as rights agent (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).
4.6		Investment Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A, file #333-107689).
4.7		Letter Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A, file #333-107689).
10.1		Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (Filed as Exhibit C to the Company’s Proxy Statement on Schedule 14A filed on March 31, 2005, file #000-50052.
10.2		Cosi Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.3		Cosi Non-Employee Director Stock Incentive Plan (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.4		Cosi Sandwich Bar, Inc. Incentive Stock Option Plan (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, file #333-86390).
10	.5.3	Employment Agreement between Cosi, Inc. and Kevin Armstrong, dated May 9, 2005. (Filed as Exhibit 10.51.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2005).
10	.5.4	Separation and Release Agreement between Cosi, Inc. and Cynthia Jamison, dated August 17, 2005 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 23, 2005).
10	.5.5	Employment Agreement between Cosi, Inc. and William D. Forrest, dated December 12, 2005 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 16, 2005).
10	.5.6	Terms of Employment between Cosi, Inc. and William E. Koziel, effective as of August 17, 2005 as described in the Company’s Current Report on Form 8-K (Filed on August 23, 2005).
10	.5.7	Terms of Employment between Cosi, Inc. and Christopher Carroll, effective as of May 22, 2006 as described in the Company’s Current Report on Form 8-K (Filed on May 25, 2006).
10	.5.8	Terms of Employment between Cosi, Inc. and Christopher Ames, effective as of November 13, 2006 as described in the Company’s Current Report on Form 8-K (Filed on November 17, 2006).
10	.5.9	Terms of Employment between Cosi, Inc. and Robert Merritt, effective as of March 12, 2007 as described in the Company’s Current Report on Form 8-K (Filed on March 12, 2007).

Exhibit
Number		Description of Exhibit

10	.6.1	Foodservice Distribution Agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of November 1, 2005.(1)
10	.7.1	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10	.7.2	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10.8		Form of Senior Secured Note and Warrant Purchase Agreement (Filed as Exhibit 10.7 to the Company’s Registration on Form S-1, file #333-86390).
10.9		Securities Purchase Agreement dated as of April 27, 2004 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2004).
10.10		Form of Restricted Stock Award Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 6, 2005).
16		Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of August 13, 2004, acknowledging its agreement with the statements made in Current Report on Form 8-K (Filed as Exhibit 16 to the Company’s Current Report on Form 8-K, dated August 13, 2004.
21		Subsidiaries of Cosi, Inc. (Filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
23.1		Filed herewith Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
31.1		Filed herewith Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Filed herewith Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Portions of Exhibit 10.6.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.