Form 10-Q
period 2007-04-02
COSI INC
filed 2007-05-10
CIK 1171014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock, $.01 par value, outstanding at May 4, 2007: 40,396,593

COSI, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cosi, Inc.
Consolidated Balance Sheets
As of April 2, 2007 and January 1, 2007
(dollars in thousands, except share and per share data)

	April 2, 2007	January 1, 2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$3,187.0	$938.4
Investments	10,883.5	18,961.5
Accounts receivable, net	1,245.1	1,950.9
Inventories	982.0	986.9
Prepaid expenses and other current assets	3,948.4	4,032.8

Total current assets	20,246.0	26,870.5

Furniture and fixtures, equipment and leasehold improvements, net	48,468.1	46,007.5
Intangibles, security deposits and other assets, net	2,845.1	2,879.1

Total assets	$71,559.2	$75,757.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,158.3	$4,898.1
Accrued expenses	9,544.9	8,550.5
Deferred franchise revenue	1,232.5	1,172.5
Current portion of long-term debt	17.0	17.0
Current portion of other long-term liabilities	222.9	519.9

Total current liabilities	14,175.6	15,158.0

Deferred franchise revenue	2,630.0	2,345.0
Long-term debt, net of current portion	82.8	82.8
Other long-term liabilities, net of current portion	7,773.5	7,540.0

Total liabilities	24,661.9	25,125.8

Commitments and contingencies

Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 39,856,593 and 39,910,114 shares issued, respectively	398.6	399.1
Additional paid-in capital	271,671.8	271,200.3
Treasury stock, 239,543 shares at cost	(1,197.7)	(1,197.7)
Accumulated deficit	(223,975.4)	(219,770.4)
Total stockholders’ equity	46,897.3	50,631.3

Total liabilities and stockholders’ equity	$71,559.2	$75,757.1

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Operations
For the Three Month Period Ended April 2, 2007 and April 3, 2006
(dollars in thousands, except per share data)

	Three Months Ended
	April 2,	April 3,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$31,658.4	$29,457.7
Franchise fees and royalties	432.4	187.3

Total revenues	32,090.8	29,645.0

Costs and expenses:
Cost of food and beverage	7,390.1	6,975.1
Labor and related benefits	11,322.8	9,876.8
Occupancy and other operating expenses	9,287.5	7,463.2

	28,000.4	24,315.1
General and administrative expenses	5,929.3	5,553.5
Stock-based compensation expense	51.4	1,940.4
Depreciation and amortization	2,248.1	1,832.1
Restaurant pre-opening expenses	270.1	265.3
Lease termination expense	—	26.6

Total costs and expenses	36,499.3	33,933.0

Operating loss	(4,408.5)	(4,288.0)

Interest income	205.2	361.7
Interest expense	(2.0)	(2.3)
Other income	0.3	0.3

Net loss	$(4,205.0)	$(3,928.3)

Per Share Data:
Net loss per share, basic and diluted	$(0.11)	$(0.10)

Weighted average shares outstanding:	38,571,150	37,812,590

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statement of Stockholders’ Equity
For the Three Months Ended April 2, 2007
(unaudited)
(dollars in thousands, except share data)

	Common Stock			Treasury Stock
			Additional
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, January 1, 2007	39,910,114	$399.1	$271,200.3	239,543	$(1,197.7)	$(219,770.4)	$50,631.3

Exercise of options	164,030	1.6	413.3	—	—	—	414.9
Net forfeiture of restricted stock	(218,250)	(2.2)	2.2	—	—	—	—
Stock-based compensation	—	—	56.1	—	—	—	56.1
Exercise of warrants	699	0.1	(0.1)	—	—	—	—
Net loss	—	—	—	—	—	(4,205.0)	(4,205.0)

Balance, April 2, 2007	39,856,593	$398.6	$271,671.8	239,543	$(1,197.7)	$(223,975.4)	$46,897.3

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Cash Flows
For the Three Month Periods Ended April 2, 2007 and April 3, 2006
(dollars in thousands)

	April 2, 2007	April 3, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,205.0)	$(3,928.3)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	2,248.1	1,832.1
Non-cash portion of asset disposals	—	17.4
Recovery for bad debts	—	2.0
Stock-based compensation expense	56.1	1,954.1
Changes in operating assets and liabilities:
Accounts receivable	705.9	(896.0)
Inventories	4.9	123.5
Prepaid expenses and other current assets	84.3	512.5
Other assets	31.4	205.4
Accounts payable and accrued expenses	(891.0)	(1,163.2)
Deferred franchise revenue	345.0	1,062.5
Other liabilities	(286.4)	512.5

Net cash (used in) provided by operating activities	(1,906.8)	234.5

Cash flows from investing activities:
Capital expenditures	(4,340.1)	(3,162.1)
Purchase of investments	(20,776.8)	(66,232.9)
Redemption of investments	28,854.8	72,241.4
Net refunds (payment) of security deposits	2.6	(22.1)

Net cash provided by investing activities	3,740.5	2,824.3

Cash flows from financing activities:
Net proceeds from exercise of stock options	414.9	889.6
Exercise of warrants	—	16.4
Principal payments on long-term debt	—	(3.0)

Net cash provided by financing activities	414.9	903.0

Net increase in cash and cash equivalents	2,248.6	3,961.8
Cash and cash equivalents, beginning of period	938.4	1,952.3

Cash and cash equivalents, end of period	$3,187.0	$5,914.1

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$—	$2.3

Corporate franchise and income taxes	$70.3	$112.3

The accompanying notes are an integral part of these consolidated financial statements.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Basis of Presentation
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
The balance sheet at January 1, 2007 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The results for the three month period ended April 2, 2007 may not be indicative of the results for the fiscal year.
Certain amounts in the fiscal 2006 consolidated statement of cash flows have been reclassified to conform to the fiscal 2007 presentation.
This Report should be read in conjunction with our Annual Report on Form 10-K for the year ended January 1, 2007, as filed with the Securities and Exchange Commission (“SEC”).
Note 2 – Stock-Based Compensation
A summary of non-cash compensation is as follows:

	For the Three Months Ended
	(in thousands)
	April 2, 2007	April 3, 2006
Stock option compensation expense	$118.2	$273.9
Restricted stock compensation (benefit) expense	(62.1)	1,680.2

Total non-cash stock compensation expense	56.1	1,954.1

Non-cash compensation included in labor and related benefits	4.7	13.7

Separately captioned stock compensation expense	$51.4	$1,940.4

As of April 2, 2007, there was approximately $1.3 million of total unrecognized compensation cost related to stock options granted under the Company’s various incentive plans which will be recognized over the remaining vesting period of the options through fiscal 2010. In addition, as of April 2, 2007, there was approximately $4.8 million of total unrecognized compensation cost related to restricted stock granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan. The cost related to restricted stock grants will be recognized on a straight-line basis over a period of four years from the date of each grant through fiscal 2011.
During the first quarters of fiscal 2007 and fiscal 2006, pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 183,250 and 515,000 shares, respectively, of our authorized but unissued common stock to certain key employees. The vesting of these shares will occur as follows: (i) 20% of the shares vested on the grant date: and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares for the grants made

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
during the first quarters of fiscal 2007 and fiscal 2006 for these certain key employees, based on the closing price of our common stock on the date of each grant, was approximately $0.9 million and $5.4 million, respectively. Stock compensation expense relating to restricted stock grants of approximately $0.7 million and $1.7 million, respectively, is included in stock compensation expense in the accompanying consolidated statement of operations for the quarters ended April 2, 2007 and April 3, 2006.
During the first quarters of fiscal 2007 and fiscal 2006, 401,500 and 30,000, respectively, previously issued shares of restricted common stock were forfeited. The accompanying consolidated statement of operations for the quarter ended April 2, 2007 and April 3, 2006 reflects the reversal of approximately $0.7 million and $0.03 million of previously amortized costs related to these forfeited shares in fiscal 2007 and fiscal 2006, respectively.
On March 12, 2007, Kevin Armstrong, resigned as the Company’s Chief Executive Officer, President, and Director. As a result of his resignation, Mr. Armstrong forfeited 308,000 unvested shares of restricted common stock which are included in the 401,500 shares in the preceding paragraph. The value of these shares based on the closing price of our common stock on the date of each of the grants was approximately $2.3 million. Of the previously amortized stock compensation costs reversed during the first quarter of fiscal 2007, approximately $0.6 million was related to Mr. Armstrong’s forfeitures. In addition, Mr. Armstrong forfeited 117,954 unvested stock options which had an unamortized compensation cost of approximately $0.3 million.
NOTE 3 – Warrants
During the three month period ended April 2, 2007, we sold 47,384 shares of our common stock for an aggregate consideration of $0.3 million pursuant to the exercise of warrants, all of which were settled under the net exercise method. Using the net exercise method, a net 699 shares were issued and 46,685 shares were surrendered. During the three month period ended April 3, 2006, we sold 385,834 shares of our common stock for an aggregate consideration of $2.3 million pursuant to the exercise of warrants, of which $16,398 was received in cash and the balance was settled under the net exercise method. Using the net exercise method, a net of 229,653 shares were issued and 52,642 shares were surrendered.
The exercise prices of the warrants are fixed as of the date of issuance, and the warrants are exercisable for a period of 10 years after the date of issuance. The aggregate exercise price may be payable by check or by surrender of shares based on market price equal in value to the aggregate exercise price. All of the warrants provide for adjustment of the number of warrant shares and the exercise price in the event we subdivide the outstanding common stock into a greater number of shares or combine the outstanding shares of common stock into a smaller number of shares. All of the warrants provide for anti-dilution adjustments in the event of stock splits, stock dividends, or recapitalization, reorganization, reclassification, consolidation, merger, stock exchange, sale of all our substantially all of the Company’s assets or other similar transactions. 55,732 of these warrants also provide for anti-dilution adjustments in the event we sell our stock at, or issue options, warrants, rights or other convertible securities having an exercise price of, less than the exercise price of such warrants or less than the market price as of the date of such issue or sale. All holders of these warrants are entitled to participate in any dividends declared upon shares of our common stock (other than dividends payable solely in shares of common stock) as if these holders had fully exercised such warrants.
NOTE 4 – Earnings Per Share
Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. In-the-money stock options and warrants to purchase an aggregate of 1,827,946 and 4,731,119 shares of common stock plus 834,800 and 1,055,000 of unvested restricted shares, were outstanding at April 2, 2007, and April 3, 2006, respectively. These stock options, warrants, and unvested shares outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and hence, the impact would be anti-dilutive. Out-of-the-money stock options and warrants to purchase an aggregate of 3,323,897 and 994,677 shares of common stock were outstanding at April 2, 2007 and April 3, 2006, respectively.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
NOTE 5 – Lease Termination Costs
There were no lease termination charges or benefits recorded during the first quarter of fiscal 2007. During the first quarter of fiscal 2006, we recorded lease termination charges of approximately $0.04 million partially offset by approximately $0.01 million of income due primarily to the reversal of lease termination accruals deemed no longer required.
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
NOTE 6 – Contingencies
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
NOTE 7 – Income Taxes
We have adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 2, 2007. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial recognition amounts would be reported as a cumulative effect of a change in accounting principle.
No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to tax positions due to the Company having either a tax loss or net operating loss carryforwards to offset any taxable income in all subject years. As a result, no liability for uncertain tax positions was recorded as of April 2, 2007.
Should the Company need to accrue interest or penalties on uncertain tax positions, it would recognize the interest as interest expense and the penalties as part of the general and administrative expense.
The earliest tax year open to examination by a major taxing jurisdiction is 1999.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended April 2, 2007 and April 3, 2006 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2006 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.
OVERVIEW
System wide restaurants:

	For the Three Months Ended			For the Three Months Ended
	April 2, 2007			April 3, 2006
	Company-			Company-
	Owned	Franchise	Total	Owned		Franchise	Total
Restaurants at beginning of period	110	13	123	96	(a)	5	101
New restaurants opened	3	6	9	2		—	2
Restaurants permanently closed	—	—	—	4		—	4

Restaurants at end of period	113	19	132	94	(a)	5	99

(a)	Includes two company-owned locations that were closed in October of 2005 as a result of Hurricane Wilma.

During the fourth quarter of fiscal 2006, one location was re-opened and one location was permanently closed.
There are currently 113 company-owned and 20 franchise premium convenience restaurants operating in 16 states and the District of Columbia. During the first quarter of fiscal 2007, six franchise restaurants were opened and, subsequent to the first quarter, an additional franchise restaurant opened in the Boston, Massachusetts market. We opened three new company-owned restaurants during the first quarter of fiscal 2007, one in each of Maryland, New York, and Illinois. During the first quarter of fiscal 2006, we permanently closed four locations operated in Macy’s stores around the country.
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
Our goal is to become the leading national premium convenience restaurant, and we are focused on knowing our customers and their needs. Based on a study we conducted of our target customers and their geographic distribution to determine our market potential in different real estate sites, we determined that our target customers are adults aged 18 to 34 without children, upscale suburbanites and metro elites of all ages, and we believe there are approximately 40 million heads of households in this demographic mix. We utilized these results to determine our overall market potential. As a result, we believe we can more accurately assess the viability of different real estate sites. Our study indicated that the top 75 markets where our target customers are concentrated can support up to approximately 1,900 restaurants. We also developed a new restaurant design that enhances our customers’ experience and that we believe is more efficient to operate. This new design was unveiled in Avon, Connecticut in March 2004. There are currently 44 locations system wide that incorporate the new design, including three locations that were remodels.
We are currently eligible to offer franchises in 47 states and the District of Columbia. We offer franchises to area developers and individual franchise operators. The initial franchise fee, payable to us, for both an area developer and an individual franchise operator, is $40,000 for the first restaurant and $35,000 for each additional restaurant.
We believe that offering Cosi franchised restaurants to area developers and individual franchisees offers the prospects of strong financial returns. By franchising, we believe we will be able to increase the presence of our restaurants in various markets throughout the country and generate additional revenue without the large upfront capital commitments and risk associated with opening company-owned restaurants. We currently have secured franchise commitments from 33 area developers to open 386 Cosi restaurants, not including 20 restaurants currently open.
We expect that company-owned restaurants (restaurants that we own as opposed to franchised restaurants) will always be an important part of our new restaurant growth, and we believe that incorporating a franchising and area developer model into our strategy will position us to maximize the market potential for the Cosi brand and concept consistent with our available capital.
RECENT DEVELOPMENTS
On March 12, 2007, Kevin Armstrong resigned as the Company’s Chief Executive Officer, President and Director. The Board of Directors appointed Robert Merritt, a director of the Company since October 2005, as Interim Chief Executive Officer and President of the Company until a successor for Mr. Armstrong is identified. The Board of Directors has appointed a search committee to select and appoint a permanent Chief Executive Officer and President.
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
Long Lived Assets: Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144 has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level and record an impairment loss whenever we determine impairment factors are present. We have developed and implemented an operational improvement plan, and we undertake impairment reviews periodically. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. No impairments were recorded during the first quarters of fiscal 2007 or fiscal 2006.
Lease Termination Charges: Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the end of a commitment to an exit or disposal plan. For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord. During the first quarter of fiscal 2006 we recorded charges of approximately $0.04 million partially offset by approximately $0.01 million of income due primarily to the reversal of accruals deemed no longer required. We did not record any lease termination charges during the first quarter of fiscal 2007.
Stock-based Compensation: We recognize stock-based compensation according to the fair value recognition provision of SFAS 123R, Share-Based Payment, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation cost be recognized in the financial statements. Compensation expense that we recognized for the quarter ended April 2, 2007 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested, as of January 1, 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after January 1, 2007, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, our stock compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. We recognized stock-based compensation expense of $0.1 million during the first quarter of fiscal 2007 and $2.0 million during the first quarter of fiscal 2006.
We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant. The weighted average fair values of options granted through 2005, the last time we issued options, calculated in accordance with SFAS 123R were determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Expected stock price volatility	68%
Average risk-free interest rate	3.79%
Average expected life of options	5.0 years
We estimate forfeitures in calculating the expense relating to share-based compensation. Pre-vesting forfeiture rates are estimated based on historical data. The expected volatility is based on an average of the historical volatility of the Company’s stock, the implied volatility of market options, peer company volatility, and other factors. The average expected life represents the period of time that option grants are expected to be outstanding and is derived from historical terms and other factors. The risk-free interest rate is based on the rate of U.S. Treasury zero-coupon issues with remaining term equal to the expected life of option grants.
Accounting for Lease Obligations: In accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, we recognize rent expense on a straight-line basis over the lease term commencing on the date we take possession. We include any rent escalations, rent abatements during the construction period, and any other rent holidays in our straight-line rent expense.
Landlord Allowances: In accordance with Financial Accounting Standards Board Technical Bulleting No. 88-1, Issues Relating to Accounting for Leases, we record landlord allowances as deferred rent in other long-term liabilities on the consolidated balance sheets and amortize them on a straight-line basis over the term of the related lease.
Income Taxes: We have recorded a full valuation allowance to reduce our deferred tax assets related to net operating loss carry forwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carryforward, based on the Company’s operating results. Our ability to utilize the net operating loss carryforward is subject to one or more limitations under Section 382 of the Internal Revenue Code. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets.

We have adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 2, 2007. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial recognition amounts would be reported as a cumulative effect of a change in accounting principle.
No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to tax positions due to the Company having either a tax loss or net operating loss carryforwards to offset any taxable income in all subject years. As a result, no liability for uncertain tax positions was recorded as of April 2, 2007.
Should the Company need to accrue interest or penalties on uncertain tax positions, it would recognize the interest as interest expense and the penalties as part of the general and administrative expense.
The earliest tax year open to examination by a major taxing jurisdiction is 1999.
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
COMPARABLE RESTAURANT SALES
In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove, from the comparable restaurant base, any restaurant that is temporarily shut down for remodeling, for a complete period in the period that it is shut down for remodeling. At April 2, 2007, there were five restaurants temporarily closed for remodeling. At April 2, 2007 and April 3, 2006, there were 80 and 82 restaurants in our comparable restaurant base, respectively.
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

General and Administrative Expenses. General and administrative expenses include all corporate and administrative functions that support our restaurants and provide an infrastructure to operate our business. Components of these expenses include executive management; supervisory and staff salaries, non-field bonuses and related taxes and employee benefits; travel; information systems; training; support center rent and related occupancy costs; and, professional and consulting fees. The salaries, bonus and employee benefits costs included as general and administrative expenses are generally more fixed in nature and do not vary directly with the number of restaurants we operate.
Stock-based Compensation Expense. Stock compensation expense includes the charges related to recognizing the fair value of stock options and restricted stock as compensation for awards to certain key employees and non-employee directors, except the costs related to compensation for restaurant employees which are included in labor and related benefits.
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

RESULTS OF OPERATIONS
Our operating results for the three month periods ended April 2, 2007 and April 3, 2006, expressed as a percentage of total revenues, except where otherwise noted, were as follows:

	Three Months Ended
	April 2,	April 3,
	2007	2006
Revenues:
Restaurant net sales	98.7%	99.4%
Franchise fees and royalties	1.3	0.6

Total revenue	100.0	100.0

Costs and expenses:
Cost of food and beverage (1)	23.3	23.7
Restaurant labor and related benefits (1)	35.8	33.5
Occupancy and other restaurant operating expenses (1)	29.3	25.3

	88.4	82.5

General and administrative expenses	18.5	18.7
Stock-based compensation expense	0.2	6.5
Depreciation and amortization	7.0	6.2
Restaurant pre-opening expenses	0.8	0.9
Lease termination expense	—	0.1

Total costs and expenses	113.7	114.5

Operating loss	(13.7)	(14.5)

Other income:
Interest income	0.6	1.2

Net loss	(13.1)%	(13.3)%

(1)	As a percentage of restaurant net sales
Restaurant Net Sales
Restaurant net sales increased 7.5%, or $2.2 million, to $31.7 million in the first quarter of fiscal 2007 from $29.5 million in the comparable quarter of fiscal 2006. This increase was due primarily to $4.0 million in net sales at new restaurants not yet in their sixteenth month of operation, as of April 2, 2007, partially offset by the loss of approximately $0.7 million in net sales related to restaurants temporarily closed for remodeling, a 2.4% or $0.6 million decrease in comparable restaurant net sales, and $0.5 million in net sales related to restaurants closed during and subsequent to the first quarter of fiscal 2006. During the first quarter of fiscal 2007, our average guest check in comparable restaurants increased 4.1% and our transaction count decreased 6.5% compared to the same period last year. The 4.1% increase in average guest check is due primarily to a 2.6% favorable shift in sales mix and the impact of a 1.5% increase in pricing during the second quarter of fiscal 2006.
Franchise Fees and Royalties
Franchise fees and royalties were $0.4 million for the three month period ended April 2, 2007, compared with $0.2 million for the same period of fiscal 2006. Franchise fees and royalties during the first quarter of fiscal 2007 included $0.2 million in franchise royalties from the 19 franchise restaurants operated during the period and $0.2 million in fees related to six franchise restaurants that opened during the period. Franchise fees and royalties during the first quarter of fiscal 2006 were primarily from $0.1 million in franchise royalties from the five franchise restaurants that operated during the quarter and $0.1 million in franchise fees related to the conversion of three company-owned Boston area restaurants to franchise restaurants.
Costs and Expenses
Cost of food and Beverage. The cost of food and beverage increased by 6.0%, or $0.4 million, in the first quarter of fiscal 2007 as compared to the same period last year. As a percentage of restaurant net sales, food and beverage costs decreased to 23.3% of restaurant net sales in the first quarter of fiscal 2007 from 23.7% in the comparable quarter of fiscal 2006. The decrease in food and beverage costs as a percentage of net sales was due primarily to more effective field execution related to management of inventory from receipt at the restaurants through the preparation process aided by the deployment, in the fourth quarter of fiscal 2006, of a new inventory management system. We continue to realize advantageous pricing opportunities as a primary source buyer, partially offset by pricing pressures on certain commodities resulting in a flat pricing impact.
Restaurant Labor and Related Benefits. Labor and related benefits increased by approximately $1.4 million, or 14.6%, to $11.3 million in the first quarter of fiscal 2007 from $9.9 million in the first quarter of fiscal 2006. As a percentage of restaurant net sales, labor and related benefits increased to 35.8% in the first quarter of fiscal 2007 from 33.5% in the first quarter of fiscal 2006. This increase is due primarily to higher labor costs as a percentage of restaurant net sales from new restaurants that have not yet reached operational efficiency and the inability to rapidly reduce labor costs in a period of lower comparable sales. Employee benefit expense as a percentage of restaurant net sales was comparable for both periods.
Occupancy and Other Restaurant Operating Expenses. Restaurant occupancy and operating expenses increased by $1.8 million, or 24.4%, to $9.3 million in the first quarter of fiscal 2007 from $7.5 million in the first quarter of fiscal 2006. As a percentage of restaurant net sales, restaurant operating expenses increased by 4.0% to 29.3% in the first quarter of fiscal 2007 from 25.3% in the first quarter of fiscal 2006, due primarily to the impact of fixed occupancy costs against sales at new restaurants that have not yet reached normal levels and the impact of lower comparable restaurant net sales and higher real estate and personal property taxes.
General and Administrative Costs. General and administrative expenses increased by 6.8%, or $0.4 million, to $5.9 million in the first quarter of fiscal 2007 as compared to $5.5 million for the same period last year due primarily to higher payroll costs related primarily to the hiring of several senior-level executives in the latter part of fiscal 2006 and higher legal costs. As a percentage of total revenue, general and administrative costs were 18.5% in the first quarter of fiscal 2007 as compared to 18.7% in the first quarter of fiscal 2006.
Stock-based Compensation Expense. During the first quarter of fiscal 2007, we recorded a charge of approximately $0.7 million related to the vesting of restricted stock grants, offset by $0.7 million in benefit resulting from the reversal of previously amortized stock compensation expense related to the unvested restricted stock shares forfeited during the period. In addition, we recorded a charge of approximately $0.1 million, in accordance with SFAS No. 123R Share-Based Payment, associated with the fair value of employee stock options that vested during the first quarter of fiscal 2007. During the first quarter of fiscal 2006, we recorded a charge of $1.9 million of stock –based compensation expense.
Depreciation and Amortization. Depreciation and amortization increased by 22.7%, or $0.4 million in the first quarter fiscal 2007, as compared to the same period last year due to the opening of new company-owned restaurants during and subsequent to first quarter of fiscal 2006. The increase in depreciation expense was partially offset by the declining amortization of our existing restaurant base.
Restaurant Pre-opening Expenses. Restaurant pre-opening expenses were approximately $0.3 million in both the first quarter of fiscal 2007 and the same period last year. Approximately 54.7% of the fiscal 2007 charge is related to pre-opening occupancy costs for the three restaurants that opened during the first quarter of fiscal 2007 and additional restaurants expected to open in the second quarter of fiscal 2007 where we have taken possession of the property for purposes of construction, renovation and fixturing prior to opening. The remaining charges are for payroll, food product used in training, supplies and travel incurred prior to the opening of the restaurant.

Lease termination expense. There were no lease termination charges or benefits recorded during the first quarter of fiscal 2007. During the first quarter of fiscal 2006, we recorded lease termination charges of approximately $0.04 million, partially offset by approximately $0.01 million of income due primarily to the reversal of lease termination accruals deemed no longer required.
Interest income and expense. During the first quarter of fiscal 2007, interest income was approximately $0.2 million, compared to approximately $0.4 million in the comparable period of fiscal 2006 due primarily to lower average levels of short-term investments during fiscal 2007. Interest expense was less than $0.01 million for both the first quarters of fiscal 2007 and fiscal 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $3.2 million on April 2, 2007 compared with $0.9 million on January 1, 2007. In addition, we had $10.9 million in short-term investments as of April 2, 2007 compared to $19.0 million as of January 1, 2007. Our working capital was $6.1 million on April 2, 2007 compared with working capital of $11.7 million as of January 1, 2007. The decrease in working capital was a function of funding a higher operating loss for the period due in part to the impact of severe weather on sales during the quarter as well as higher costs related to new locations during their initial periods of operation. Our principal requirements for cash are for financing construction of new restaurants, maintaining or remodeling existing restaurants, and other working capital needs.
Net cash used in operating activities for the three month period ended April 2, 2007, was $1.9 million, compared to $0.2 million of net cash provided by operating activities for the three month period ended April 3, 2006. The increase in cash used in operating activities was the result of funding a higher operating loss and a decrease in fees received from the execution of fewer area developer agreements as compared to the same period last year.
Total cash provided by investing activities was $4.0 million for the three month period ended April 2, 2007 compared to cash provided by investing activities of $2.8 million for the three month period ended April 3, 2006. During the three month period ended April 2, 2007, we had $8.0 million of net redemptions of short-term investments as compared to $6.0 million during the same period last year. Total capital expenditures for the three month period ended April 2, 2007 were $4.0 million compared to expenditures of $3.2 million for the comparable period in fiscal 2006. Capital expenditures for the first three months of fiscal 2007 were primarily associated with new restaurants that opened during the fourth quarter of fiscal 2006, the first quarter of fiscal 2007, and new restaurants planned to open during the second quarter of fiscal 2007.
The cash provided by financing activities of $0.5 million and $0.9 million for the first three months of fiscal 2007 and fiscal 2006, respectively, was due primarily to proceeds from the exercise of stock options.
For fiscal 2007, we expect to open approximately 10 new company-owned restaurants, including three that have already opened during the first quarter of fiscal 2007. We estimate the cost to open each company-owned restaurant is approximately $775,000 for our standard 3,000 square foot restaurant, net of landlord contributions and including pre-opening expenses, for a total estimated aggregate cost of $7.8 million. We expect to fund new restaurant opening costs with cash, cash equivalents and short-term investments on hand, expected cash flows generated by existing company-owned and new company-owned restaurants and expected franchise fees and royalties. During the first quarter of fiscal 2007, we entered into franchise agreements with area developers which generated upfront franchising fees of approximately $0.5 million.
We believe that our current cash and cash equivalents, short-term investments, and expected cash flows from company-owned restaurant operations and franchising will be sufficient to fund our cash requirements for new restaurant construction, maintaining and remodeling existing restaurant locations, franchising initiatives and other working capital needs for the next twelve months. Additionally, we expect to continue to open new company-owned restaurants in fiscal 2008 and beyond which we also expect to fund from the same sources. If our existing company-owned restaurants do not generate the positive cash flow that we expect, if we do not open new company-owned restaurants according to our plan, if our new company-owned restaurants do not generate the positive cash flow that we expect, or if we do not generate the franchise fees and royalties that we currently expect, then we may seek other sources of funding or adjust the number and/or the timing of new company-owned restaurant openings.
We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of April 2, 2007.

Contractual Obligations	Payments Due by Period (in thousands)
		Due 2nd
		trough 4th	Due Fiscal	Due Fiscal
	Total	Quarter of	2008 trough	2010 trough	Due After
Description	Obligations	Fiscal 2007	Fiscal 2009	Fiscal 2011	Fiscal 2011
Long Term Debt (1)	$125.0	$25.0	$50.0	$50.0	$—
Operating Leases (2) (3)	92,164.3	11,765.6	29,163.4	23,864.6	27,370.7
Purchase obligations (4)	1,747.0	1,747.0	—	—	—

Total contractual cash obligations	$94,036.3	$13,537.6	$29,213.4	$23,914.6	$27,370.7

(1)	Amounts shown include aggregate scheduled interest payments of $0.03 million.

(2)	Amounts shown are net of an aggregate $0.7 million of sub-lease rental income due under non-cancelable subleases.

(3)	Includes approximately an aggregate $0.5 million of obligations on leases for restaurants that have been closed as of April 2, 2007.

(4)	Primarily contractual obligations related to new restaurant construction.
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
PURCHASE COMMITMENTS
Currently, we do not have any long-term contracts with suppliers other than the agreements noted above. However, we do have an agreement with Distribution Market Advantage, Inc. (“DMA”) that provides us access to a national network of independent distributors. Under this agreement, which expires in November 2010, the independent distributors will supply us with approximately 74% of our food and 97% of our paper products, primarily under pricing agreements that we negotiate directly with the suppliers.
We have a long-term beverage marketing agreement with the Coca-Cola Company. We received approximately $0.6 million in allowances under this agreement, which are being recognized as a reduction to expense ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received as of April 2, 2007.
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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-K and Annual Report or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including those described in Item 1A of this report. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if our future changes make it clear that any projected results expressed or implied therein will not be realized. Listed below are just some of the factors that would impact our forward looking statements:
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

The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive,” “project” or similar words, or the negatives of these words, identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risk exposures are related to our cash, cash equivalents, investments and interest that we pay on our debt. We have no derivative financial instruments or derivative commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations. The impact of a hypothetical 1% change in interest rates from those in effect during the first quarter of fiscal 2007 would have resulted in interest income fluctuating by approximately $0.03 million.
All of our transactions are conducted, and our accounts are denominated, in United States’ dollars. Accordingly, we are not exposed to foreign currency risk.
The primary inflationary factors affecting our business are food and labor costs. Some of our hourly personnel at our restaurants are paid at rates based on the applicable minimum wage, and increases in the minimum wage will directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe that inflation has not had a material impact on our results of operations.
Item 4. Controls and Procedures
Our management, with the participation of both our interim chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, both our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A: RISK FACTORS
During the three months ended April 2, 2007, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January1, 2007. For a discussion of our risk factors, see Item 1A of such Annual Report on Form 10-K.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We sold the following unregistered securities in reliance upon the exemption from registration provided pursuant to Section 4(2) of the Securities Act of 1933, as amended.
(a) Exercise of Warrants
On February 16, 2007, we sold 47,384 shares of our common stock to a shareholder for an aggregate consideration of $0.3 million pursuant to the exercise of warrants. Using the net exercise method, a net 699 shares were issued and 46,685 shares were surrendered.
Item 6: EXHIBITS
(a)	Exhibits:

Exhibit Number	Description

Exhibit 31.1	Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.
Date: May 10, 2007	By:	/s/ ROBERT MERRITT
Robert Merritt
Interim Chief Executive Officer, President and Director

Date: May 10, 2007	By:	/s/ WILLIAM KOZIEL
William Koziel
Chief Financial Officer (chief accounting officer) Treasurer and Secretary

EXHIBIT INDEX

Exhibit 31.1	Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.