Form 10-Q
period 2007-07-02
COSI INC
filed 2007-08-08
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-50052
COSÌ, INC.
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
Large accelerated filer ☐      Accelerated filer ☑       Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Number of shares of Common Stock, $.01 par value, outstanding at August 2, 2007: 40,617,871

COSI, INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Cosi, Inc.
Consolidated Balance Sheets
As of July 2, 2007 and January 1, 2007
(dollars in thousands, except and per share data)

	July 2, 2007	January 1, 2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,824.3	$898.2
Investments	4,986.2	18,961.5
Accounts receivable, net	1,078.4	1,950.9
Inventories	1,055.9	941.5
Prepaid expenses and other current assets	3,237.8	4,032.8
Assets of discontinued operations	715.2	2,092.2

Total current assets	16,897.8	28,877.1

Furniture and fixtures, equipment and leasehold improvements, net	46,172.2	44,000.9
Intangibles, security deposits and other assets, net	2,848.3	2,879.1

Total assets	$65,918.3	$75,757.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,267.7	$4,898.1
Accrued expenses	9,801.9	8,375.0
Deferred franchise revenue	1,221.3	1,172.5
Current liabilities of discontinued operations	184.8	177.5
Current portion of long-term debt	17.0	17.0
Current portion of other long-term liabilities	681.1	517.9

Total current liabilities	14,173.8	15,158.0

Deferred franchise revenue	2,700.0	2,345.0
Long-term debt, net of current portion	82.8	82.8
Other long-term liabilities, net of current portion	7,494.4	7,540.0

Total liabilities	24,451.0	25,125.8

Commitments and contingencies

Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 40,612,578 and 39,910,114 shares issued, respectively	406.1	399.1
Additional paid-in capital	273,634.9	271,200.3
Treasury stock, 239,543 shares at cost	(1,197.7)	(1,197.7)
Accumulated deficit	(231,376.0)	(219,770.4)

Total stockholders’ equity	41,467.3	50,631.3

Total liabilities and stockholders’ equity	$65,918.3	$75,757.1

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Operations
For the Three and Six Month Periods Ended July 2, 2007 and July 3, 2006
(dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$35,445.4	$31,838.0	$66,491.3	$60,793.9
Franchise fees and royalties	404.8	130.9	837.2	318.2

Total revenues	35,850.2	31,968.9	67,328.5	61,112.1

Costs and expenses:
Cost of food and beverage	8,079.9	7,140.7	15,287.8	13,891.0
Restaurant labor and related benefits	12,101.9	10,046.0	23,110.8	19,601.3
Occupancy and other restaurant operating expenses	9,900.3	7,648.3	19,046.2	14,983.5

	30,082.1	24,835.0	57,444.8	48,475.8
General and administrative expenses	5,602.8	4,788.2	11,532.1	10,341.9
Stock-based compensation expense	537.7	991.0	589.1	2,931.5
Depreciation and amortization	2,275.1	1,733.6	4,400.3	3,474.2
Restaurant pre-opening expenses	311.4	653.3	581.5	874.0
Provision for losses on asset impairments and disposals	2,826.7	—	2,826.7	—
Closed store costs	261.7	—	261.7	—
Lease termination expense (benefit)	193.1	(8.8)	193.1	17.7

Total costs and expenses	42,090.6	32,992.3	77,829.3	66,115.1

Operating loss	(6,240.4)	(1,023.4)	(10,500.8)	(5,003.0)
Interest income	139.0	384.6	344.2	746.4
Interest expense	(2.0)	(2.3)	(4.0)	(4.7)
Other income	0.1	0.5	0.4	0.8

Loss from continuing operations	(6,103.3)	(640.6)	(10,160.2)	(4,260.5)
Discontinued operations:
Operating loss from discontinued operations	(104.0)	(108.3)	(252.1)	(416.8)
Asset impairments of discontinued operations	(1,193.3)	—	(1,193.3)	—

Loss from discontinued operations	(1,297.3)	(108.3)	(1,445.4)	(416.8)

Net loss	$(7,400.6)	$(748.9)	$(11,605.6)	$(4,677.3)

Per Share Data:
Loss per share, basic and diluted
Continuing operations	$(0.16)	$(0.02)	$(0.26)	$(0.11)
Discontinued operations	$(0.03)	$(0.00)	$(0.04)	$(0.01)

Net loss	$(0.19)	$(0.02)	$(0.30)	$(0.12)

Weighted average shares outstanding:	39,353,590	38,188,028	38,962,370	38,008,655

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statement of Stockholders’ Equity
For the Six Months Ended July 2, 2007
(unaudited)
(dollars in thousands, except share data)

	Common Stock			Treasury Stock
			Additional
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, January 1, 2007	39,910,114	$399.1	$271,200.3	239,543	$(1,197.7)	$(219,770.4)	$50,631.3

Exercise of options	901,598	8.9	1,834.5	—	—	—	1,843.4
Net forfeiture of restricted stock	(199,833)	(2.0)	2.0	—	—	—	—
Stock-based compensation	—	—	598.2	—	—	—	598.2
Exercise of warrants	699	0.1	(0.1)	—	—	—	—
Net loss	—	—	—	—	—	(11,605.6)	(11,605.6)

Balance, July 2, 2007	40,612,578	$406.1	$273,634.9	239,543	$(1,197.7)	$(231,376.0)	$41,467.3

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Cash Flows
For the Six Month Periods Ended July 2, 2007 and July 3, 2006
(dollars in thousands)

	July 2, 2007	July 3, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(11,605.6)	$(4,677.3)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	4,645.4	3,673.7
Non-cash portion of asset impairments and disposals	2,871.5	17.6
Non-cash portion of store closing costs	1,455.0	—
Recovery for bad debts	0.4	4.9
Stock-based compensation expense	598.2	2,956.3
Changes in operating assets and liabilities:
Accounts receivable	872.2	(185.4)
Inventories	(109.5)	(2.2)
Prepaid expenses and other current assets	794.9	907.7
Other assets	28.3	241.4
Accounts payable and accrued expenses	(947.2)	(2,129.9)
Deferred franchise revenue	403.8	1,895.0
Other liabilities	116.5	66.5

Net cash (used in) provided by operating activities	(876.1)	2,768.3

Cash flows from investing activities:
Capital expenditures	(10,034.6)	(8,301.8)
Purchases of investments	(20,776.8)	(120,002.6)
Redemptions of investments	34,752.0	124,978.8
Net refunds of security deposits	2.6	22.0

Net cash provided by (used in) investing activities	3,943.2	(3,303.6)

Cash flows from financing activities:
Net proceeds from exercise of stock options	1,843.5	1,069.8
Exercise of warrants	—	442.8
Principal payments on long-term debt	—	(3.0)

Net cash provided by financing activities	1,843.5	1,509.6

Net increase in cash and cash equivalents	4,910.6	974.3

Cash and cash equivalents of continuing operations, beginning of period	898.2	1,904.8
Cash and cash equivalents of discontinued operations, beginning of period	40.2	47.5

Total cash and cash equivalents, beginning of period	938.4	1,952.3

Cash and cash equivalents of continuing operations, end of period	5,824.3	2,909.1
Cash and cash equivalents of discontinued operations, end of period	24.7	17.5

Total cash and cash equivalents, end of period	$5,849.0	$2,926.6

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$61.5	$47.7

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
As used in this quarterly report on Form 10-Q, unless the context requires otherwise, the terms “we,” “our,” “Company” or “Cosi” refer to Cosi, Inc. and its consolidated subsidiaries.
The balance sheet at January 1, 2007 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The results for the three and six month periods ended July 2, 2007 and as of July 2, 2007 are not indicative of the results for the full fiscal year.
Certain amounts in the fiscal 2006 consolidated financial statements have been reclassified to conform to the fiscal 2007 presentation.
This Report should be read in conjunction with our Annual Report on Form 10-K for the year ended January 1, 2007, as filed with the Securities and Exchange Commission (“SEC”).
Note 2 — Stock-Based Compensation
A summary of non-cash compensation is as follows:

	For the Three Months Ended		For the Six Months Ended
	(in thousands)		(in thousands)
	July 2, 2007	July 3, 2006	July 2, 2007	July 3, 2006
Stock option compensation expense	$108.5	$279.2	$226.7	$553.1
Restricted stock compensation expense	433.6	723.0	371.5	2,403.2

Total non-cash stock compensation expense	542.1	1,002.2	598.2	2,956.3
Non-cash compensation included in restaurant labor and related benefits	4.4	11.2	9.1	24.8

Separately captioned stock compensation expense	$537.7	$991.0	$589.1	$2,931.5

As of July 2, 2007, there was approximately $0.8 million of total unrecognized compensation cost related to stock options granted under the Company’s various incentive plans which will be recognized over the remaining vesting period of the options through fiscal 2010. In addition, as of July 2, 2007, there was approximately $4.4 million of total unrecognized compensation cost related to restricted stock granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan. The cost related to restricted stock grants will be recognized on a straight-line basis over a period of four years from the date of each grant through fiscal 2011.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
During the second quarter of fiscal 2007, there were no issuances of restricted stock grants. Pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, during the second quarter of fiscal 2006, we granted and issued 100,000 shares of our authorized but unissued common stock to an employee. The vesting of these shares will occur as follows: (i) 20% of the shares vested on the grant date, and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares for the grant made during the second quarter of fiscal 2006, based on the closing price of our common stock on the date of the grant, was approximately $0.8 million.
During the six month periods ended July 2, 2007 and July 3, 2006, pursuant to the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 183,250 and 615,000 shares, respectively, of our authorized but unissued common stock to certain key employees. The vesting of these shares will occur as follows: (i) 20% of the shares vested on the grant date, and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares for the grants made during the first six months of fiscal 2007 and 2006, based on the closing price of our common stock on the date of the grants, was approximately $0.9 million and $6.2 million, respectively.
Stock compensation expense relating to restricted stock grants of approximately $0.4 million and $0.7 million, respectively, is included in stock compensation expense in the accompanying consolidated statement of operations for the quarters ended July 2, 2007 and July 3, 2006. Stock compensation expense relating to restricted stock grants of approximately $0.4 million and $2.4 million, respectively, is included in stock compensation expense in the accompanying consolidated statement of operations for the six month periods ended July 2, 2007 and July 3, 2006.
During the three months ended July 2, 2007 and July 3, 2006, 2,300 and 8,000, shares respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was $0.02 million and $0.09 million, respectively. During the six month periods ended July 2, 2007 and July 3, 2006, 403,800 and 38,000, shares respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was $3.0 million and $0.4 million, respectively. The accompanying consolidated statement of operations for the three and six month periods ended July 2, 2007 and July 3, 2006 reflects the reversal of approximately $0.7 million and $0.03 million of previously amortized costs related to these forfeited shares in fiscal 2007 and fiscal 2006, respectively.
NOTE 3 — Warrants
During the three month period ended July 2, 2007, there were no exercises of warrants. During the three month period ended July 3, 2006, we sold 75,114 shares of our common stock for an aggregate consideration of $0.5 million pursuant to the exercise of warrants, of which $0.4 million was received in cash and the balance was settled under the net exercise method.
During the six month period ended July 2, 2007, we sold 47,384 shares of our common stock for an aggregate consideration of $0.3 million pursuant to the exercise of warrants, all of which were settled under the net exercise method. During the six month period ended July 3, 2006, we sold 460,948 shares of our common stock for an aggregate consideration of $2.8 million pursuant to the exercise of warrants, of which $0.4 million was received in cash and the balance was settled under the net exercise method.
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

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
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
NOTE 4 — Earnings Per Share
Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. In-the-money stock options and warrants to purchase an aggregate of 561,533 and 4,052,151 shares of common stock plus 775,000 and 1,007,000 of unvested restricted shares, were outstanding at July 2, 2007, and July 3, 2006, respectively. These stock options, warrants, and unvested shares outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. Out-of-the-money stock options and warrants to purchase an aggregate of 3,182,833 and 1,475,764 shares of common stock were outstanding at July 2, 2007 and July 3, 2006, respectively.
NOTE 5 — Lease Termination Costs
During the second quarter of fiscal 2007, we recorded a lease termination charge of approximately $0.2 million related to a lease for a location where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant. In accordance with the terms of the lease, Cosi will exercise the exit provision of the lease agreement. During the second quarter of fiscal 2006, we recorded a lease termination benefit of less than $0.01 million due to the reversal of lease termination accruals deemed no longer required. During the six months ended July 2, 2007 and July 3, 2006, we recorded lease termination charges of approximately $0.2 million and $0.02 million, respectively.
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
NOTE 6 — Discontinued Operations
During the second quarter of fiscal 2007, the Company reached an agreement with Macy’s, Inc. (“Macy’s”) relating to the six remaining Cosi restaurants operated within Macy’s stores. Under the terms of the agreement, Cosi will cease operations and close these locations on August 19, 2007. Macy’s will purchase the fixed assets and leasehold improvements of these locations for a total consideration of approximately $0.7 million.
In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the disposal of the Macy’s locations qualifies as discontinued operations, and accordingly, we have reported the results of operations and financial position of this group of restaurants in discontinued operations in the accompanying consolidated financial statements for all periods presented, which consisted of the following:

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Three Months Ended		Six Months Ended
	July 2, 2007	July 3, 2006	July 2, 2007	July 3, 2006
		(dollars in thousands)
Revenues
Restaurant net sales	$684.5	$540.6	$1,297.0	$1,042.3

Costs and expenses
Cost of food and beverage	197.5	152.5	379.7	377.3
Restaurant labor and related benefits	304.0	274.2	617.9	595.7
Occupancy and other restaurant operating expenses	164.8	114.1	306.4	242.1

	666.3	540.8	1,304.0	1,215.1

Depreciation and amortization	122.2	108.1	245.1	199.5
Restaurant pre-opening expenses	—	—	—	44.5

Total costs and expenses	788.5	648.9	1,549.1	1,459.1

Operating loss from discontinued operations	$(104.0)	$(108.3)	$(252.1)	$(416.8)

The assets and liabilities of these six restaurants consisted of the following:

	July 2, 2007	January 1, 2007
	(dollars in thousands)
Current assets:
Cash and cash equivalents	$24.8	$40.2
Inventories	40.4	45.4

Total current assets of discontinued operations	65.2	85.6

Furniture and fixtures, equipment and leasehold improvements, net	650.0	2,006.6

Total assets of discontinued operations	$715.2	$2,092.2

Current liabilities:
Accrued Expenses	184.8	177.5

Total current liabilities of discontinued operations	$184.8	$177.5

In addition, we have recorded a charge of $1.2 million related to the impairment of the assets at these restaurants.
NOTE 7 — Contingencies
From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations, employment related claims, property damages, claims from guests alleging illness, injury or other food quality, health or operational concerns, and enforcement of intellectual property rights. To date, none of such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows.
NOTE 8 — Income Taxes
We have recorded a full valuation allowance to reduce our deferred tax assets related to net operating loss carryforwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carryforward, based on the Company’s operating results. A positive adjustment to income will be recorded in future years, if we determine that we could realize these deferred

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
tax assets.
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
No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to tax positions due to the Company having either a tax loss or net operating loss carryforwards to offset any taxable income in all subject years. As a result, no liability for uncertain tax positions was recorded as of July 2, 2007.
Should the Company need to accrue interest or penalties on uncertain tax positions, it would recognize the interest as interest expense and the penalties as part of the general and administrative expense.
The earliest tax year open to examination by a major taxing jurisdiction is 1999.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended July 2, 2007 and July 3, 2006 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2006 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.
OVERVIEW
System wide restaurants:

	For the Three Months Ended
	July 2, 2007				July 3, 2006
	Company-				Company-
	Owned		Franchise	Total	Owned		Franchise	Total
Restaurants at beginning of period	113	(a)	19	132	94	(b)	5	99
New restaurants opened	1		3	4	9		1	10
Restaurants permanently closed	1		—	1	—		—	—

Restaurants at end of period	113	(a)	22	135	103	(b)	6	109

(a)	Includes six locations that are classified as discontinued operations.

(b)	Includes two company-owned locations that were closed in October 2005 as a result of Hurricane Wilma. During the fourth quarter of fiscal 2006, one location was re-opened and one location was permanently closed.

	For the Six Months Ended
	July 2, 2007				July 3, 2006
	Company-				Company-
	Owned		Franchise	Total	Owned		Franchise	Total
Restaurants at beginning of period	110	(a)	13	123	96	(b)	5	101
New restaurants opened	4		9	13	11		1	12
Restaurants permanently closed	1		—	1	4		—	4

Restaurants at end of period	113	(a)	22	135	103	(b)	6	109

(a)	Includes six locations that are classified as discontinued operations.

(b)	Includes two company-owned locations that were closed in October 2005 as a result of Hurricane Wilma. During the fourth quarter of fiscal 2006, one location was re-opened and one location was permanently closed.
There are currently 114 company-owned and 23 franchise premium convenience restaurants operating in 17 states and the District of Columbia. During the second quarter of fiscal 2007, three franchise restaurants were opened and, one additional franchise restaurant opened subsequent to the second quarter. During the second quarter of fiscal 2007, we closed one restaurant in New York City which had an expiring lease and we opened a new restaurant in the immediate vicinity. In addition, we opened a new company-owned restaurant subsequent to the second quarter of fiscal 2007.
Our restaurants offer innovative savory made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers.
Our menu features high-quality sandwiches, freshly tossed salads, Cosi bagels, pizzas, S’mores and other desserts, and a variety of coffees along with soft drinks, teas, alcoholic beverages and other specialty coffee beverages. Our restaurants offer lunch and afternoon coffee in a counter service format, with most offering breakfast and/or dinner and dessert menus as well. We operate our company-owned restaurants in two formats: Cosi and Cosi Downtown. Cosi Downtown restaurants, which are located in nonresidential central business districts, close for the day in the early evening, while Cosi restaurants offer dinner and dessert in a fast casual dining atmosphere.
Our goal is to become the leading national premium convenience restaurant, and we are focused on knowing our customers and their needs. Based on a study we conducted of our target customers and their geographic distribution to determine our market potential in different real estate sites, we determined that our target customers are adults aged 18 to 34 without children, upscale suburbanites and metro elites of all ages, and we believe there are approximately 40 million heads of households in this demographic mix. We utilized these results to determine our overall market potential. As a result, we believe we can more accurately assess the viability of different real estate sites. Our study indicated that the top 75 markets where our target customers are concentrated can support up to approximately 1,900 restaurants. We also developed a new restaurant design that enhances our customers’ experience and that we believe is more efficient to operate. This new design was unveiled in Avon, Connecticut in March 2004. There are currently 49 locations system-wide that incorporate the new design, including three locations that were remodels.
We are currently eligible to offer franchises in 47 states and the District of Columbia. We offer franchises to area developers and individual franchise operators. The initial franchise fee, payable to us, for both an area developer and an individual franchise operator, is $40,000 for the first restaurant and $35,000 for each additional restaurant.
We believe that offering Cosi franchised restaurants to area developers and individual franchisees offers the prospects of strong financial returns. By franchising, we believe we will be able to increase the presence of our restaurants in various markets throughout the country and generate additional revenue without the large upfront capital commitments and risk associated with opening company-owned restaurants. We currently have secured franchise commitments from 34 area developers to open 416 Cosi restaurants, not including 23 restaurants currently open.
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
Long Lived Assets: Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144 has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level and record an impairment loss whenever we determine impairment factors are present. We have developed and implemented an operational improvement plan, and we undertake impairment reviews periodically. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. Restaurants are not considered for impairment during their initial ramp up period, before they enter the comparable restaurant base, unless specific circumstances warrant otherwise.
During the three and six month periods ended July 2, 2007, we recorded an impairment charge of $2.8 million related to five underperforming locations primarily in the Seattle market. No impairments were recorded during the three and six month periods ended July 3, 2006.
Lease Termination Charges: Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the end of a commitment to an exit or disposal plan. For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord. During the second quarter of fiscal 2007, we recorded a lease termination charge of approximately $0.2 million related to a lease for a location where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant. In accordance with the terms of the lease, Cosi will exercise the exit provision of the lease agreement. During the second quarter of fiscal 2006, we recorded a lease termination benefit of less than $0.01 million due to the reversal of lease termination accruals deemed no longer required. During the six months ended July 2, 2007 and July 3, 2006, we recorded lease termination charges of approximately $0.2 million and $0.02 million, respectively.
Stock-based Compensation: We recognize stock-based compensation according to the fair value recognition provision of SFAS 123R, Share-Based Payment, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation cost be recognized in the financial statements. Compensation expense that we recognized for the quarter ended July 2, 2007 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested, as of April 2, 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after April 2, 2007, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, our stock compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. We recognized stock-based compensation expense of $0.5 million and $1.0 million during the quarters ended July 2, 2007 and July 3, 2006, respectively. During the six month periods ended July 2, 2007 and July 3, 2006, we recognized stock-based compensation expense of $0.6 million and $3.0 million, respectively.
We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant. The weighted average fair values of the options granted through 2005, the last time we issued options, calculated in accordance with SFAS 123R were determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

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
Accounting for Lease Obligations: In accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, we recognize rent expense on a straight-line basis over the lease term commencing on the date we take possession. We include any rent escalations, rent abatements during the construction period, and any other rent holidays in our straight-line rent expense calculation.
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
No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to tax positions due to the Company having either a tax loss or net operating loss carry-forwards to offset any taxable income in all subject years. As a result, no liability for uncertain tax positions was recorded as of July 2, 2007.
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
COMPARABLE RESTAURANT SALES
In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove, from the comparable restaurant base, any restaurant that is temporarily shut down for remodeling, for a complete period in the period that it is shut down for remodeling. At July 2, 2007 and July 3, 2006, there were 89 and 81 restaurants in our comparable restaurant base, respectively.
COSTS AND EXPENSES
Cost of Food and Beverage. Cost of food and beverage is comprised of food and beverage costs. Food and beverage costs are variable and increase with sales volume.
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
Stock-based Compensation Expense. Stock-based compensation expense includes the charges related to recognizing the fair value of stock options and restricted stock as compensation for awards to certain key employees and non-employee directors, except the costs related to compensation for restaurant employees which are included in restaurant labor and related benefits.
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

RESULTS OF OPERATIONS
Our operating results for the three and six month periods ended July 2, 2007 and July 3, 2006, expressed as a percentage of total revenues, except where otherwise noted, were as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2007	2006	2007	2006
Revenues:
Restaurant net sales	98.9%	99.6%	98.8%	99.5%
Franchise fees and royalties	1.1	0.4	1.2	0.5

Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of food and beverage (1)	22.8	22.4	23.0	22.8
Restaurant labor and related benefits (1)	34.1	31.6	34.8	32.2
Occupancy and other restaurant operating expenses (1)	27.9	24.0	28.6	24.6

	84.8	78.0	86.4	79.6

General and administrative expenses	15.6	15.0	17.1	16.9
Stock-based compensation expense	1.5	3.1	0.9	4.8
Depreciation and amortization	6.3	5.4	6.5	5.7
Restaurant pre-opening expenses	0.9	2.0	0.9	1.4
Provision for losses on asset impairments and disposals	7.9	—	4.2	—
Closed store costs	0.7	—	0.4	—
Lease termination expense	0.5	—	0.3	—

Total costs and expenses	117.4	103.2	115.6	108.2

Operating loss	(17.4)	(3.2)	(15.6)	(8.2)
Other income:
Interest income	0.4	1.2	0.5	1.2

Loss from continuing operations	(17.0)	(2.0)	(15.1)	(7.0)
Discontinued Operations:
Operating loss from discontinued operations	—	(0.3)	—	(0.5)
Asset impairments of discontinued operations	(3.3)	—	(1.8)	—

Loss from discontinued operations	(3.3)	(0.3)	(1.8)	(0.5)

Net Loss	(20.3)%	(2.3)%	(16.9)%	(7.5)%

(1)	These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues.
Restaurant Net Sales
Restaurant net sales increased 11.3%, or $3.6 million, to $35.5 million in the second quarter of fiscal 2007 from $31.9 million in the second quarter of fiscal 2006. This increase was due primarily to $4.5 million in net sales at new restaurants not yet in their sixteenth month of operation, as of July 2, 2007, partially offset by decreases of approximately $0.5 million in net sales related to company-owned restaurants sold to franchisees in the fourth quarter of fiscal 2006, $0.3 million in net sales related to restaurants temporarily closed for remodeling, and $0.1 million in net sales related to a restaurant closed during the second quarter of fiscal 2007. During the second quarter of fiscal 2007, our average guest check in comparable restaurants increased 4.8%, which was almost entirely offset by a decrease in guest traffic. The increase in our average guest check was driven primarily by an overall increase in catering sales, the residual impact of a pricing increase implemented during the second quarter of fiscal 2006 and a favorable shift in sales mix.
Restaurant net sales increased 9.4%, or $5.7 million, to $66.5 million for the six month period ended July 2, 2007 from $60.8 million in the six month period ended July 3, 2006. This increase was due primarily to $8.4 million in net sales at new restaurants not yet in their sixteenth month of operation, as of July 2, 2007, partially offset by decreases of approximately $1.0 million in net sales related to company-owned restaurants sold to franchisees in the fourth quarter of fiscal 2006, the loss of $1.0 million in net sales related to restaurants temporarily closed for remodeling, a $0.6 million decrease in comparable restaurant net sales and the loss of $0.1 million in net sales related to a restaurant closed during the second quarter of fiscal 2007. For the six month period ended July 2, 2007, our average guest check in comparable restaurants increased 4.9% and our transaction count decreased 5.9% compared to the same period last year.
Franchise Fees and Royalties
Franchise fees and royalties were $0.4 million for the three month period ended July 2, 2007, compared with $0.1 million for the same period of fiscal 2006. Franchise fees and royalties during the second quarter of fiscal 2007 included $0.3 million in franchise royalties from 22 franchise restaurants operated during the period and $0.1 million in fees related to three franchise restaurants that opened during the period. Franchise fees and royalties during the second quarter of fiscal 2006 were from $0.09 million in franchise royalties from six franchise restaurants that operated during the quarter and $0.04 million in franchise fees related to one franchise restaurant that opened during the quarter.
Franchise fees and royalties were $0.8 million for the six month period ended July 2, 2007, compared with $0.3 million for the same period of fiscal 2006. Franchise fees and royalties for the first six months of fiscal 2007 included $0.5 million in franchise royalties from 22 franchise restaurants operating during the period and $0.3 million in fees related to the nine franchise restaurants that opened during the period. For the six months ended July 3, 2006, franchise fees and royalties included $0.2 million in franchise royalties from six franchise restaurants that operated during the period and $0.1 million in franchise fees related to the conversion of three company owned restaurants to franchise restaurants and one franchise restaurant that opened during the period.
Costs and Expenses
Cost of food and Beverage. The cost of food and beverage increased by 13.2%, or $0.9 million, in the second quarter of fiscal 2007 as compared to the same period last year. As a percentage of restaurant net sales, food and beverage costs increased to 22.8% of restaurant net sales in the second quarter of fiscal 2007 from 22.4% in the second quarter of fiscal 2006. The increase in food and beverage costs as a percentage of net sales was due primarily to year over year increased pricing pressure on commodities such as dairy and dairy related products, produce, and freight as well as higher promotional discounts as compared to the same period last year.
The cost of food and beverage increased by 10.1%, or $1.4 million, during the first six months of fiscal 2007 as compared to the same period last year. As a percentage of restaurant net sales, food and beverage costs increased to 23.0% of restaurant net sales for the first six months of fiscal 2007 from 22.8% in the first six months of fiscal 2006. The increase in food and beverage costs as a percentage of net sales was due primarily to year over year increased pricing pressure on commodities such as dairy and dairy related products, produce, and freight as well as higher promotional discounts as compared to same period last year, partially offset by more effective field execution related to the management of inventory aided by the deployment, in the fourth quarter of fiscal 2006, of a new inventory system.
Restaurant Labor and Related Benefits. Labor and related benefits increased by approximately $2.0 million, or 20.5%, to $12.1 million in the second quarter of fiscal 2007 from $10.1 million in the second quarter of fiscal 2006. As a percentage of restaurant net sales, labor and related benefits increased to 34.1% in the second quarter of fiscal 2007 from 31.6% in the second quarter of fiscal 2006. This increase is due primarily to higher labor costs as a percentage of restaurant net sales from new restaurants that have not yet reached operational efficiency and a modest deleveraging of labor against a flat sales performance quarter over quarter at comparable restaurants. Employee benefit expense as a percentage of restaurant net sales was comparable for both periods.
Labor and related benefits increased by approximately $3.5 million, or 17.9%, to $23.1 million during the first six months of fiscal 2007 from $19.6 million in the first six months of fiscal 2006. As a percentage of restaurant net sales, labor and related benefits increased to 34.8% in the first six months of fiscal 2007 from 32.2% in the first six months of fiscal 2006. This increase is due primarily to higher labor costs as a percentage of restaurant net sales from new restaurants that have not yet reached operational efficiency and a modest deleveraging of labor costs against the decrease in comparable sales for the first six months of fiscal 2007 as compared to last year. Employee benefit expense as a percentage of restaurant net sales was comparable for both periods.
Occupancy and Other Restaurant Operating Expenses. Restaurant occupancy and operating expenses increased by $2.3 million, or 29.4%, to $9.9 million in the second quarter of fiscal 2007 from $7.6 million in the same period of fiscal 2006. As a percentage of restaurant net sales, restaurant operating expenses increased by 3.9% to 27.9% in the second quarter fiscal 2007 from 24.0% in the second quarter of fiscal 2006, due primarily to the impact of fixed occupancy costs against sales at new restaurants that have not yet reached expected sales, the deleveraging impact of flat sales performance on occupancy costs at comparable locations, higher costs for repairs and maintenance expense and slightly higher costs for paper and packaging.
Restaurant occupancy and operating expenses increased by $4.0 million, or 27.1%, to $19.0 million during the first six months of fiscal 2007 from $15.0 million in the same period of fiscal 2006. As a percentage of restaurant net sales, restaurant operating expenses increased by 4.0% to 28.6% in the first six months of fiscal 2007 from 24.6% in the first six months of fiscal 2006, due primarily to the impact of fixed occupancy costs against sales at new restaurants that have not yet reached expected sales levels, the deleveraging impact of a flat sales performance on occupancy costs at comparable locations, higher costs for repairs and maintenance expense and slightly higher costs for paper and packaging.
General and Administrative Costs. General and administrative expenses increased by 17.0%, or $0.8 million, to $5.6 million in the second quarter of fiscal 2007 as compared to $4.8 million for the same period last year due primarily to costs associated with the search to select and appoint a permanent Chief Executive Officer as well as relocation costs for an executive hired in the latter part of fiscal 2006 and slightly higher labor costs. As a percentage of total revenue, general and administrative costs were 15.6% in the second quarter of fiscal 2007 as compared to 15.0% in the second quarter of fiscal 2006.
General and administrative expenses increased by 11.5%, or $1.2 million, to $11.5 million in the first six months of fiscal 2007 as compared to $10.3 million for the same period last year due primarily to higher labor costs related primarily to the hiring of several senior-level executives in the latter half of fiscal 2006, an increase in employee health costs, increased travel related costs and higher recruiting costs primarily related to the search to select and appoint a permanent Chief Executive Officer. As a percentage of total revenue, general and administrative costs were 17.1% in the first six months of fiscal 2007 as compared to 16.9% in the first six months of fiscal 2006.
Stock-based Compensation Expense. During the second quarter of fiscal 2007, we recorded a charge of approximately $0.4 million related to the vesting of restricted stock grants as compared to $0.7 million in the second quarter of 2006. In addition, we recorded a charge of approximately $0.1 million and $0.3 million, during the second quarter of fiscal 2007 and fiscal 2006, respectively, in accordance with SFAS No. 123R Share-Based Payment, associated with the fair value of employee stock options that vested during the period.
During the first six months of fiscal 2007, we recorded a charge of approximately $1.1 million related to the vesting of restricted stock grants, offset by $0.7 million in benefit resulting from the reversal of previously amortized stock compensation expense related to the unvested restricted stock shares forfeited during the period. In addition, we recorded a charge of approximately $0.2 million, in accordance with SFAS No. 123R Share-Based Payment, associated with the fair value of employee stock options that vested during the first six months of fiscal 2007. During the first six months of fiscal 2006, we recorded a charge of $3.0 million of stock–based compensation expense.
Depreciation and Amortization. Depreciation and amortization increased by 31.2%, or $0.5 million in the second quarter of fiscal 2007, as compared to the same period last year due to the opening of new company-owned restaurants during and subsequent to second quarter of fiscal 2006. The increase in depreciation expense was partially offset by the declining amortization of our existing restaurant base.
Depreciation and amortization increased by 26.7%, or $0.9 million in the first six months of fiscal 2007, as compared to the same period last year due to the opening of new company-owned restaurants during and subsequent to the second quarter of fiscal 2006. The increase in depreciation expense was partially offset by the declining amortization of our existing restaurant base.
Restaurant Pre-opening Expenses. Restaurant pre-opening expenses were approximately $0.3 million in the second quarter of fiscal 2007 as compared to $.07 million in the same period last year. Approximately 65.3% of the fiscal 2007 charge is related to pre-opening occupancy costs for one restaurant that opened during the second quarter of fiscal 2007 and one additional restaurant that opened subsequent to the second quarter. We record pre-open occupancy charges when we have taken possession of the property for purposes of construction, renovation and fixturing prior to opening. The remaining charges are for payroll, food product used in training, supplies and travel incurred prior to the opening of the restaurant.
Restaurant pre-opening expenses were approximately $0.6 million in the first six months of fiscal 2007 as compared to $0.9 million during the same period last year. Approximately 55.0% of the fiscal 2007 charge is related to pre-opening occupancy costs for the five restaurants that opened during and subsequent to the first six months of fiscal 2007. We record pre-open occupancy charges when we have taken possession of the property for purposes of construction, renovation and fixturing prior to opening. The remaining charges are for payroll, food product used in training, supplies and travel incurred prior to the opening of the restaurant.
Provision for Losses on Asset Impairments and Disposals. During the three and six month periods ended July 2, 2007, we recorded an impairment charge of $2.8 million related to five underperforming locations primarily in the Seattle market. No impairments were recorded during the three and six month periods ended July 3, 2006.
Closed Store Costs. During the three and six month periods ended July 2, 2007, we recorded a charge of approximately $0.3 million related to the closing of one location in New York City that closed during the second quarter. We did not have any closed store costs during the three or six month periods ended July 3, 2006.
Lease Termination Expense. During the second quarter of fiscal 2007, we recorded a lease termination charge of approximately $0.2 million related to a lease for a location where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant. In accordance with the terms of the lease, Cosi will exercise the exit provision of the lease agreement. During the second quarter of fiscal 2006, we recorded a lease termination benefit of less than $0.01 million from the reversal of lease termination accruals deemed no longer required. During the six months ended July 2, 2007 and July 3, 2006, we recorded lease termination charges of approximately $0.2 million and $0.02 million, respectively.
Interest Income and Expense. During the second quarter of fiscal 2007, interest income was approximately $0.1 million, compared to approximately $0.4 million in the comparable period of fiscal 2006, due primarily to lower average levels of short-term investments during fiscal 2007. Interest expense was less than $0.01 million for both the second quarters of fiscal 2007 and fiscal 2006.
During the first six months of fiscal 2007, interest income was approximately $0.3 million, compared to approximately $0.7 million in the comparable period of fiscal 2006, due primarily to lower average levels of short-term investments during fiscal 2007. Interest expense was less than $0.01 million for both the first six months of fiscal 2007 and fiscal 2006.
Operating Loss. For the second quarter of fiscal 2007, our operating loss was $6.2 million or 17.4% of total revenue, compared to $1.0 million, or 3.2% of total revenue, for the second quarter of fiscal 2006. The increase in our operating loss for the second quarter was due primarily to a decrease in restaurant operating margins driven mainly by new restaurant inefficiencies, non-cash charges for asset impairments, higher general and administrative costs, and higher depreciation costs as compared to the same period last year.
For the six month period ended July 2, 2007 our operating loss was $10.5 million or 15.6% of total revenue, compared to $5.0 million or 8.2% of total revenue for the six month period ended July 3, 2006. The increase in our operating loss for the first six months was due primarily to a decrease in restaurant operating margins driven mainly by new restaurant inefficiencies, non-cash charges for asset impairments, higher general and administrative costs, and higher depreciation costs as compared to the same period last year.
Discontinued Operations. During the second quarter of fiscal 2007, the Company reached an agreement with Macy’s Inc. (“Macy’s”) relating to the six remaining Cosi restaurants operated within Macy’s stores. Under the terms of the agreement, Cosi will cease operations and close these locations on August 19, 2007. Macy’s will purchase the fixed assets and leasehold improvements at these locations for a total consideration of approximately $0.7 million.
In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the disposal of the Macy’s locations qualifies as discontinued operations, and accordingly, we have reported the results of operations and financial position of this group in discontinued operations in the accompanying consolidated financial statements for all periods presented. In addition, we recorded a charge of $1.2 million related to the impairments of the assets at these locations which is also reported in discontinued operations in the accompanying consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $5.8 million on July 2, 2007 compared with $0.9 million on January 1, 2007. In addition, we had $5.0 million in short-term investments as of July 2, 2007 compared to $19.0 million as of January 1, 2007. Our working capital was $2.7 million on July 2, 2007 compared with working capital of $13.7 million as of January 1, 2007. The decrease in working capital was primarily a function of deploying capital for construction of new restaurants, remodeling and maintaining existing restaurants as well as funding the operating loss for the six month period ended July 2, 2007. Our principal requirements for cash are for financing construction of new restaurants, maintaining existing restaurants, and other working capital needs.
Net cash used in operating activities for the six month period ended July 2, 2007, was $0.9 million, compared to $2.8 million of net cash provided by operating activities for the six month period ended July 3, 2006. The increase in cash used in operating activities was the result of funding a higher operating loss and a decrease in fees received year over year from the execution of franchise area developer agreements.
Total cash provided by investing activities was $4.0 million for the six month period ended July 2, 2007 compared to cash used in investing activities of $3.3 million for the six month period ended July 3, 2006. During the six month period ended July 2, 2007, we had $14.0 million of net redemptions of short-term investments as compared to $5.0 million during the same period last year. Total capital expenditures for the six month period ended July 2, 2007 were $10.0 million compared to expenditures of $8.3 million for the comparable period in fiscal 2006. Capital expenditures for the first six months of fiscal 2007 were primarily associated with new restaurants that opened during and subsequent to the fourth quarter of fiscal 2006, restaurants planned to open during the third quarter of fiscal 2007 and remodel and maintenance costs associated with existing locations.
The cash provided by financing activities of $1.8 million and $1.5 million for the first six months of fiscal 2007 and fiscal 2006, respectively, was due primarily to proceeds from the exercise of stock options.
For fiscal 2007, we expect to open six new company-owned restaurants, including four that were already open as of the end of the second quarter and one restaurant that opened shortly after the end of the second quarter. We estimate the cost to open each company-owned restaurant is approximately $775,000 for our standard 3,000 square foot restaurant, net of landlord contributions and including pre-opening expenses, for a total estimated aggregate cost of $4.7 million. We expect to fund new restaurant opening costs with cash, cash equivalents and short-term investments on hand, expected cash flows generated by existing company-owned and new company-owned restaurants and expected franchise fees and royalties. During the first six months of fiscal 2007, we entered into franchise agreements with area developers which generated upfront franchising fees of approximately $0.6 million.
We believe that our current cash and cash equivalents, short-term investments, and expected cash flows from company-owned restaurant operations and franchising will be sufficient to fund our cash requirements for new restaurant construction, maintaining and remodeling existing restaurant locations and other working capital needs for the next twelve months. Additionally, we expect to continue to open a limited number of new company-owned restaurants in fiscal 2008 which we also expect to fund from the same sources. If our existing company-owned restaurants do not generate the positive cash flow that we expect, if we do not open new company-owned restaurants according to our plan, if our new company-owned restaurants do not generate the positive cash flow that we expect, or if we do not generate the franchise fees and royalties that we currently expect, then we may need to seek other sources of funding or adjust the number and/or the timing of new company-owned restaurant openings.
We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of July 2, 2007.
Contractual Obligations

	Payments Due by Period (in thousands)
		Due 3rd
		through 4th	Due Fiscal	Due Fiscal
	Total	Quarter of	2008 through	2010 through	Due After
Description	Obligations	Fiscal 2007	Fiscal 2009	Fiscal 2011	Fiscal 2011
Long Term Debt (1)	$125.0	$25.0	$50.0	$50.0	$—
Operating Leases (2) (3)	96,991.2	8,147.0	31,178.4	25,958.6	31,707.2
Purchase obligations (4)	155.0	155.0	—	—	—

Total contractual cash obligations	$97,271.2	$8,327.0	$31,228.4	$26,008.6	$31,707.2

(1)	Amounts shown include aggregate scheduled interest payments of $0.03 million.

(2)	Amounts shown are net of an aggregate $0.7 million of sub-lease rental income due under non-cancelable subleases.

(3)	Amounts include approximately an aggregate $0.4 million of obligations on leases for restaurants that have been closed as of July 2, 2007.

(4)	Constitute primarily contractual obligations related to new restaurant construction.
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
We have a long-term beverage marketing agreement with the Coca-Cola Company. We received approximately $0.6 million in allowances under this agreement, which are being recognized as a reduction to expense ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received as of July 2, 2007.
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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including those described in Item 1A of this report. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if our future changes make it clear that any projected results expressed or implied therein will not be realized. Listed below are just some of the factors that would impact our forward looking statements:
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risk exposures are related to our cash, cash equivalents, investments and interest that we pay on our debt. We have no derivative financial instruments or derivative commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations. The impact of a hypothetical 1% change in interest rates from those in effect during the first six months of fiscal 2007 would have resulted in interest income fluctuating by approximately $0.02 million.
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

Item 1A: RISK FACTORS
During the six months ended July 2, 2007, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 1, 2007. For a discussion of our risk factors, see Item 1A of such Annual Report on Form 10-K.
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

COSI, INC.
Date: August 8, 2007	By:	/s/ ROBERT MERRITT
Robert Merritt
Interim Chief Executive Officer, President and Director

Date: August 8, 2007	By:	/s/ WILLIAM KOZIEL
William Koziel
Chief Financial Officer (chief accounting officer) Treasurer and Secretary

EXHIBIT INDEX

Exhibit 31.1	Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.