Form 10-Q
period 2007-10-01
COSI INC
filed 2007-11-08
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock, $.01 par value, outstanding at November 7, 2007: 40,970,096

COSI, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cosi, Inc.
Consolidated Balance Sheets
As of October 1, 2007 and January 1, 2007
(dollars in thousands, except share and per share data)

	October 1, 2007	January 1, 2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$9,703.9	$898.2
Investments	—	18,961.5
Accounts receivable, net	764.2	1,950.9
Inventories	1,019.0	941.5
Prepaid expenses and other current assets	2,674.7	4,032.8
Assets of discontinued operations	—	2,092.2

Total current assets	14,161.8	28,877.1

Furniture and fixtures, equipment and leasehold improvements, net	45,890.4	44,000.9
Intangibles, security deposits and other assets, net	2,353.8	2,879.1

Total assets	$62,406.0	$75,757.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,733.9	$4,898.1
Accrued expenses	8,821.1	8,375.0
Deferred franchise revenue	684.5	1,172.5
Current liabilities of discontinued operations	12.6	177.5
Current portion of long-term debt	17.0	17.0
Current portion of other long-term liabilities	647.8	517.9

Total current liabilities	12,916.9	15,158.0
Deferred franchise revenue	2,993.0	2,345.0
Long-term debt, net of current portion	82.8	82.8
Other long-term liabilities, net of current portion	7,439.0	7,540.0

Total liabilities	23,431.7	25,125.8

Commitments and contingencies

Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 40,970,096 and 39,910,114 shares issued, respectively	409.7	399.1
Additional paid-in capital	274,140.7	271,200.3
Treasury stock, 239,543 shares at cost	(1,197.7)	(1,197.7)
Accumulated deficit	(234,378.4)	(219,770.4)

Total stockholders’ equity	38,974.3	50,631.3

Total liabilities and stockholders’ equity	$62,406.0	$75,757.1

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Operations
For the Three and Nine Month Periods Ended October 1, 2007 and October 2, 2006
(dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$34,645.0	$32,235.0	$101,136.3	$93,029.0
Franchise fees and royalties	611.2	194.9	1,448.4	513.1

Total revenues	35,256.2	32,429.9	102,584.7	93,542.1

Costs and expenses:
Cost of food and beverage	8,221.0	7,321.5	23,508.9	21,212.5
Restaurant labor and related benefits	12,111.6	10,792.1	35,222.4	30,393.4
Occupancy and other restaurant operating expenses	10,119.6	8,617.7	29,165.8	23,601.3

	30,452.2	26,731.3	87,897.1	75,207.2
General and administrative expenses	5,356.9	5,658.1	16,889.0	16,000.0
Stock-based compensation expense	493.3	894.1	1,082.4	3,825.5
Depreciation and amortization	2,298.9	1,878.7	6,699.2	5,352.9
Restaurant pre-opening expenses	55.5	398.3	637.0	1,272.3
Provision for losses on asset impairments and disposals	365.5	7.4	3,192.3	7.4
Closed store (benefit) costs	(62.0)	—	199.6	—
Lease termination expense	83.7	1.5	276.8	19.2

Total costs and expenses	39,044.0	35,569.4	116,873.4	101,684.5

Operating loss	(3,787.8)	(3,139.5)	(14,288.7)	(8,142.4)

Interest income	104.9	333.1	449.1	1,079.5
Interest expense	(2.0)	(2.3)	(6.0)	(7.0)
Other income	715.6	57.0	716.1	57.8

Loss from continuing operations	(2,969.3)	(2,751.7)	(13,129.5)	(7,012.1)
Discontinued operations:
Operating loss from discontinued operations	(33.1)	(103.7)	(285.2)	(520.5)
Asset impairments of discontinued operations	—	—	(1,193.3)	—

Loss from discontinued operations	(33.1)	(103.7)	(1,478.5)	(520.5)

Net loss	$(3,002.4)	$(2,855.4)	$(14,608.0)	$(7,532.6)

Per Share Data:
Loss per share, basic and diluted
Continuing operations	$(0.08)	$(0.07)	$(0.34)	$(0.19)
Discontinued operations	$(0.00)	$(0.00)	$(0.03)	$(0.01)

Net loss	$(0.08)	$(0.07)	$(0.37)	$(0.20)

Weighted average shares outstanding:	39,613,931	38,355,027	39,179,557	38,124,113

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended October 1, 2007
(unaudited)
(dollars in thousands, except share data)

	Common Stock
			Additional	Treasury Stock
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, January 1, 2007	39,910,114	$399.1	$271,200.3	239,543	$(1,197.7)	$(219,770.4)	$50,631.3

Exercise of options	907,166	9.0	1,847.0	—	—	—	1,856.0
Issuance of restricted stock	152,117	1.5	(1.5)	—	—	—	—
Stock-based compensation	—	—	1,095.0	—	—	—	1,095.0
Exercise of warrants	699	0.1	(0.1)	—	—	—	—
Net loss	—	—	—	—	—	(14,608.0)	(14,608.0)

Balance, October 1, 2007	40,970,096	$409.7	$274,140.7	239,543	$(1,197.7)	$(234,378.4)	$38,974.3

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Cash Flows
For the Nine Month Periods Ended October 1, 2007 and October 2, 2006
(dollars in thousands)

	October 1, 2007	October 2, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(14,608.0)	$(7,532.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	6,944.3	5,670.8
Non-cash portion of asset impairments and disposals	3,215.6	17.6
Non-cash portion of store closing costs	1,392.9	—
Recovery of bad debts	1.0	6.3
Stock-based compensation expense	1,095.0	3,861.3
Changes in operating assets and liabilities:
Accounts receivable	1,185.7	(949.0)
Inventories	(32.1)	(74.0)
Prepaid expenses and other current assets	1,358.0	1,113.8
Other assets	91.3	233.2
Accounts payable and accrued expenses	(541.7)	(2,537.0)
Deferred franchise revenue	160.0	2,360.0
Other liabilities	(620.8)	2,593.4

Net cash (used in) provided by operating activities	(358.8)	4,763.8

Cash flows from investing activities:
Capital expenditures	(12,104.0)	(15,739.6)
Purchases of investments	(20,776.8)	(172,505.7)
Redemptions of investments	39,738.3	185,744.4
Net refunds of security deposits	410.7	21.6

Net cash provided by (used in) investing activities	7,268.2	(2,479.3)

Cash flows from financing activities:
Net proceeds from exercise of stock options	1,856.1	1,274.6
Exercise of warrants	—	442.9
Principal payments on long-term debt	—	(3.0)

Net cash provided by financing activities	1,856.1	1,714.5

Net increase in cash and cash equivalents	8,765.5	3,999.0

Cash and cash equivalents of continuing operations, beginning of period	898.2	1,904.8
Cash and cash equivalents of discontinued operations, beginning of period	40.2	47.5

Total cash and cash equivalents, beginning of period	938.4	1,952.3

Cash and cash equivalents of continuing operations, end of period	9,703.9	5,933.7
Cash and cash equivalents of discontinued operations, end of period	—	17.6

Total cash and cash equivalents, end of period	$9,703.9	$5,951.3

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$57.7	$29.3

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
The results for the three and nine month periods ended October 1, 2007 and as of October 1, 2007 are not indicative of the results for the full fiscal year.
Certain amounts in the fiscal 2006 consolidated financial statements have been reclassified to conform to the fiscal 2007 presentation.
This Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 1, 2007, as filed with the Securities and Exchange Commission (“SEC”).
Note 2 — Stock-Based Compensation
A summary of non-cash compensation is as follows:

	For the Three Months Ended		For the Nine Months Ended
	(in thousands)		(in thousands)
	October 1,	October 2,	October 1,	October 2,
	2007	2006	2007	2006
Stock option compensation expense	$87.7	$273.6	$314.4	$826.8
Restricted stock compensation expense	409.1	631.4	780.6	3,034.5

Total non-cash stock compensation expense	496.8	905.0	1,095.0	3,861.3
Non-cash compensation included in restaurant labor and related benefits	(3.5)	(10.9)	(12.6)	(35.8)

Separately captioned stock compensation expense	$493.3	$894.1	$1,082.4	$3,825.5

As of October 1, 2007, there was approximately $0.7 million of total unrecognized compensation cost related to stock options granted under the Company’s various incentive plans which will be recognized over the remaining vesting period of the options through fiscal 2010. In addition, as of October 1, 2007, there was approximately $4.7 million of total unrecognized compensation cost related to restricted stock granted under the Cosi, Inc. 2005 Omnibus Long- Term Incentive Plan (the “2005 Plan”). The cost related to restricted stock grants will be recognized on a straight-line basis over a period of four years from the date of each grant through fiscal 2011.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Pursuant to the terms of his employment agreement, dated September 15, 2007 and in accordance with the 2005 Plan, we granted to James F. Hyatt on September 15, 2007 a sign-on restricted stock grant of 200,000 shares (the “Sign-on Grant”) and an initial restricted stock grant of 275,000 shares (the “Initial Gant”) of our authorized but unissued common stock on September 15, 2007, all under the 2005 Plan. Mr. Hyatt’s rights in the shares granted pursuant to the Sign-on Grant will vest 50% at September 15, 2008 and the remaining 50% will vest at September 15, 2009 provided that at each such date, Mr. Hyatt remains in the continuous employ of Cosi from and after the grant date. Mr. Hyatt’s rights in the shares granted in the Initial Grant vested 20% on the grant date and an additional 20% will vest on each anniversary of the grant date provided that at each such date, Mr. Hyatt remains in the continuous employ of Cosi from and after the grant date and through each such anniversary date. The value of Mr. Hyatt’s shares, based on the closing price of our common stock on the date of the grants, was approximately $0.6 million and $0.9 million for the Sign-On Grant and Initial Grant, respectively. Stock compensation expense of approximately $0.2 million for these grants is included in stock-based compensation expense in the accompanying consolidated statements of operations for the three and nine month periods ended October 1, 2007.
In addition, during the third quarter of fiscal 2007, pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 40,000 shares of our authorized but unissued common stock to a non-employee consultant. The vesting of these shares will occur as follows: (i) 20% of the shares vested on the grant date, and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the non-employee consultant continues to be engaged to provide services to the Company. The value of the shares, based on the closing price of our common stock on the date of the grant, was approximately $0.1 million.
During the third quarter of fiscal 2006, pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 54,000 shares of our authorized but unissued common stock to an employee and a non-employee consultant. The vesting of these shares will occur as follows: (i) 20% of the shares vested on the grant date, and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company and the non-employee consultant continues to be engaged to provide services to the Company. The value of the shares for these grants, based on the closing price of our common stock on the date of the grants, was approximately $0.3 million.
During the nine month periods ended October 1, 2007 and October 2, 2006 pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 698,250 and 669,000 shares, respectively, of our authorized but unissued common stock. The value of the shares for the grants made during the first nine months of fiscal 2007 and 2006, based on the closing price of our common stock on the date of the grants, was approximately $2.6 million and $6.5 million, respectively.
Stock-based compensation expense relating to restricted stock grants of approximately $0.4 million and $0.6 million, respectively, is included in the accompanying consolidated statement of operations for the quarters ended October 1, 2007 and October 2, 2006. Stock-based compensation expense relating to restricted stock grants of approximately $0.8 million and $3.0 million, respectively, is included in in the accompanying consolidated statement of operations for the nine month periods ended October 1, 2007 and October 2, 2006.
During the third quarter of fiscal 2007 and fiscal 2006, 163,050 and 10,000 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $1.0 million and $0.1 million, respectively. During the nine month period ended October 1, 2007 and October 2, 2006, 566,850 and 48,000 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $4.0 million and $0.4 million, respectively.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
NOTE 3 — Warrants
During the three month periods ended October 1, 2007 and October 2, 2006 there were no exercises of warrants.
During the nine month period ended October 1, 2007, we sold 47,384 shares of our common stock for an aggregate consideration of $0.3 million pursuant to the exercise of warrants, all of which were settled under the net exercise method. During the nine month period ended October 2, 2006, we sold 460,948 shares of our common stock for an aggregate consideration of $2.8 million pursuant to the exercise of warrants, of which $0.4 million was received in cash and the balance was settled under the net exercise method.
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
NOTE 4 — Earnings Per Share
Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. In-the-money stock options and warrants to purchase an aggregate of 541,037 and 1,953,291 shares of common stock, plus 1,063,150 and 1,050,200 of unvested restricted shares, were outstanding at October 1, 2007, and October 2, 2006, respectively. These stock options, warrants and unvested shares outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. Out-of-the-money stock options and warrants to purchase an aggregate of 3,084,499 and 3,471,324 shares of common stock were outstanding at October 1, 2007 and October 2, 2006, respectively.
NOTE 5 — Lease Termination Costs
During the third quarter of fiscal 2007, we recorded a lease termination charge of approximately $0.1 million related to (i) a lease for an underperforming restaurant in Chicago for which we exercised the early exit provision of the lease and (ii) to a lease where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant and, in accordance with the terms of the lease, Cosi exercised the exit provision. The underperforming restaurant will be closed during the first quarter of fiscal 2008 in accordance with the exit provision of the lease. During the nine months ended October 1, 2007 we recorded lease termination charges of approximately $0.3 million. Lease termination costs during the three and nine month periods ended October 2, 2006, were not significant.
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

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
NOTE 6 — Discontinued Operations
During the second quarter of fiscal 2007, the Company reached an agreement with Macy’s, Inc. (“Macy’s”) relating to the six remaining Cosi restaurants operated within Macy’s stores. Under the terms of the agreement, Cosi ceased operations and closed the restaurants in the Macy’s stores on August 19, 2007. Macy’s purchased the fixed assets and leasehold improvements of these locations for a total consideration of approximately $0.7 million.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the disposal of the Macy’s locations qualifies as discontinued operations, and accordingly, we have reported the results of operations and financial position of this group of restaurants in discontinued operations in the accompanying consolidated financial statements for all periods presented, which consisted of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2007	October 2, 2006	October 1, 2007	October 2, 2006
	(dollars in thousands)
Revenues
Restaurant net sales	$358.3	$521.1	$1,655.3	$1,563.4

Costs and expenses
Cost of food and beverage	106.3	149.0	486.0	526.3
Restaurant labor and related benefits	187.2	246.5	805.1	842.2
Occupancy and other restaurant operating expenses	97.9	109.6	404.3	351.7

	391.4	505.1	1,695.4	1,720.2

Depreciation and amortization	—	118.4	245.1	317.9
Restaurant pre-opening expenses	—	1.3	—	45.8

Total costs and expenses	391.4	624.8	1,940.5	2,083.9

Operating loss from discontinued operations	$(33.1)	$(103.7)	$(285.2)	$(520.5)

The assets and liabilities of these six restaurants consisted of the following:

	October 1, 2007	January 1, 2007
	(dollars in thousands)
Current assets:
Cash and cash equivalents	$—	$40.2
Inventories	—	45.4

Total current assets of discontinued operations	—	85.6

Furniture and fixtures, equipment and leasehold improvements, net	—	2,006.6

Total assets of discontinued operations	$—	$2,092.2

Current liabilities:
Accrued Expenses	12.6	177.5

Total current liabilities of discontinued operations	$12.6	$177.5

For the nine month period ended October 1, 2007 we recorded a charge of $1.2 million related to the impairment of the assets at these restaurants. There were no impairment charges for assets at these restaurants during the nine month period ended October 2, 2006.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
NOTE 7 — Contingencies
From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations or other federal and state laws applicable to our business operations, employment related claims, property damages, claims from guests alleging illness, injury or other food quality, health or operational concerns, and enforcement of intellectual property rights. To date, none such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows.
NOTE 8 — Income Taxes
We have recorded a full valuation allowance to reduce our deferred tax assets related to net operating loss carryforwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carryforward, based on the Company’s operating results. A positive adjustment to income will be recorded in future years, if we determine that we could realize these deferred tax assets.
We have adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 2, 2007. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial recognition amounts would be reported as a cumulative effect of a change in accounting principle.
No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to tax positions due to the Company having either a tax loss or net operating loss carryforwards to offset any taxable income in all subject years. As a result, no liability for uncertain tax positions was recorded as of October 1, 2007.
Should the Company need to accrue interest or penalties on uncertain tax positions, it would recognize the interest as interest expense and the penalties as a general and administrative expense.
The earliest tax year open to examination by a major taxing jurisdiction is 1999.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended October 1, 2007 and October 2, 2006 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2006 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.
OVERVIEW
System wide restaurants:

	For the Three Months Ended
	October 1, 2007				October 2, 2006
	Company-				Company-
	Owned		Franchise	Total	Owned		Franchise	Total
Restaurants at beginning of period	113	(a)	22	135	103	(b)	6	109
New restaurants opened	1		6	7	6		2	8
Restaurants permanently closed	7		1	8	1		—	1

Restaurants at end of period	107		27	134	108	(b)	8	116

(a)	Includes six locations that are classified as discontinued operations.

(b)	Includes two company-owned locations that were closed in October 2005 as a result of Hurricane Wilma. During the fourth quarter of fiscal 2006, one location was re-opened and one location was permanently closed.

	For the Nine Months Ended
	October 1, 2007				October 2, 2006
	Company-				Company-
	Owned		Franchise	Total	Owned		Franchise	Total
Restaurants at beginning of period	110	(a)	13	123	96	(b)	5	101
New restaurants opened	5		15	20	17		3	20
Restaurants permanently closed	8		1	9	5		—	5

Restaurants at end of period	107		27	134	108	(b)	8	116

(a)	Includes six locations that are classified as discontinued operations.

(b)	Includes two company-owned locations that were closed in October 2005 as a result of Hurricane Wilma. During the fourth quarter of fiscal 2006, one location was re-opened and one location was permanently closed.
There are currently 108 company-owned and 30 franchise premium convenience restaurants operating in 21 states and the District of Columbia including two franchise restaurants operating in Dubai, UAE. During the third quarter of fiscal 2007, six franchise restaurants were opened and three additional franchise restaurants opened subsequent to the third quarter. One franchise restaurant was closed during the third quarter of fiscal 2007. During the third quarter of fiscal 2007, we closed six company-owned restaurants operated in the Macy’s department stores and one restaurant in New Jersey, where we exercised an early exit lease provision. We opened one new company-owned restaurant during the third quarter of fiscal 2007 and one new company-owned restaurant has opened subsequent to the third quarter of fiscal 2007.
Our restaurants offer innovative savory made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers.

Our menu features high-quality sandwiches, freshly tossed salads, Cosi bagels, flatbread pizzas, S’mores and other desserts, and a variety of coffees along with soft drinks, teas, alcoholic beverages and other specialty coffee beverages. Our restaurants offer lunch and afternoon coffee in a counter service format, with most offering breakfast and/or dinner and dessert menus as well. We operate our company-owned restaurants in two formats: Cosi and Cosi Downtown. Cosi Downtown restaurants, which are located in nonresidential central business districts, close for the day in the early evening, while Cosi restaurants offer dinner and dessert in a fast casual dining atmosphere.
Our goal is to become the leading national premium convenience restaurant, and we are focused on knowing our customers and their needs. Based on a study we conducted of our target customers and their geographic distribution to determine our market potential in different real estate sites, we determined that our target customers are adults aged 18 to 34, upscale suburbanites and metro elites of all ages, and we believe there are approximately 40 million heads of households in this demographic mix. We utilized these results to determine our overall market potential. As a result, we believe we can more accurately assess the viability of different real estate sites. Our study indicated that the top 75 markets where our target customers are concentrated can support up to approximately 1,900 restaurants. We also developed a new restaurant design that enhances our customers’ experience and that we believe is more efficient to operate. This new design was unveiled in Avon, Connecticut in March 2004. There are currently 53 locations system-wide that incorporate the new design, including three locations that were remodels.
We are currently eligible to offer franchises in 47 states and the District of Columbia. We offer franchises to area developers and individual franchise operators. The initial franchise fee, payable to us, for both an area developer and an individual franchise operator, is $40,000 for the first restaurant and $35,000 for each additional restaurant.
We believe that offering Cosi franchised restaurants to area developers and individual franchisees offers the prospects of strong financial returns. By franchising, we believe we will be able to increase the presence of our restaurants in various markets throughout the country and generate additional revenue without the large upfront capital commitments and risk associated with opening company-owned restaurants. We currently have franchise commitments from 32 area developers to open 366 Cosi restaurants, not including 29 restaurants currently open.
We expect that company-owned restaurants (restaurants that we own as opposed to franchised restaurants) will always be an important part of our new restaurant growth, but we believe that incorporating a franchising and area developer model into our strategy positions us to maximize the market potential for the Cosi brand and concept consistent with our available capital.
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
Long Lived Assets: SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144 has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level and record an impairment loss whenever we determine impairment factors are present. We have developed and implemented an operational improvement plan, and we undertake impairment reviews periodically. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. Restaurants are not considered for impairment during their initial ramp up period, before they enter the comparable restaurant base, unless specific circumstances warrant otherwise.
During the three month period ended October 1, 2007, we recorded an impairment charge of approximately $0.4 million related to an underperforming location in Chicago for which we have exercised the early exit lease provision. The location will close during the first quarter of fiscal 2008, in accordance with the exit provision of the lease. During the first nine months of fiscal 2007 we have recorded impairment charges of $3.2 million relating to six underperforming locations primarily in the Seattle market. During the three and nine month periods ended October 2, 2006, impairment charges were not significant.
Lease Termination Charges: SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the end of a commitment to an exit or disposal plan. For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord.
During the third quarter of fiscal 2007, we recorded lease termination charges of approximately $0.1 million related to (i) a lease for an underperforming restaurant in Chicago for which we exercised the early exit provision of the lease and (ii) a lease where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant and, in accordance with the terms of the lease, Cosi exercised its rights under the exit provision. The underperforming restaurant will be closed during the first quarter of fiscal 2008, in accordance with the exit provision of the lease. During the nine months ended October 1, 2007, we recorded lease termination charges of approximately $0.3 million. Lease termination costs during the three and nine month periods ended October 2, 2006, were not significant.
Stock-based Compensation: We recognize stock-based compensation according to the fair value recognition provision of SFAS 123R, Share-Based Payment, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation cost be recognized in the financial statements. Compensation expense that we recognized for the quarter ended October 1, 2007 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested, as of July 2, 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after July 2, 2007, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, our stock compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. We recognized stock-based compensation expense of $0.5 million and $0.9 million during the quarters ended October 1, 2007 and October 2, 2006, respectively. During the nine month periods ended October 1, 2007 and October 2, 2006, we recognized stock-based compensation expense of $1.1 million and $3.9 million, respectively.
We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant. The weighted average fair values of the stock options granted through 2005, the last time we issued options, calculated in accordance with SFAS 123R were determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Expected stock price volatility	68%
Average risk-free interest rate	3.79%
Average expected life of options	5.0 years
We estimate forfeitures in calculating the expense relating to share-based compensation. Pre-vesting forfeiture rates are estimated based on historical data. The expected volatility is based on an average of the historical volatility of the Company’s stock, the implied volatility of market options, peer company volatility, and other factors. The average expected life represents the period of time that stock option grants are expected to be outstanding and is derived from historical terms and other factors. The risk-free interest rate is based on the rate of U.S. Treasury zero-coupon issues with remaining term equal to the expected life of option grants.
Accounting for Lease Obligations: In accordance with FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, we recognize rent expense on a straight-line basis over the lease term commencing on the date we take possession. We include any rent escalations, rent abatements during the construction period and any other rent holidays in our straight-line rent expense calculation.
Landlord Allowances: In accordance with FASB Technical Bulleting No. 88-1, Issues Relating to Accounting for Leases, we record landlord allowances as deferred rent in other long-term liabilities on the consolidated balance sheets and amortize them on a straight-line basis over the term of the related leases.
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
No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to tax positions due to the Company having either a tax loss or net operating loss carry-forwards to offset any taxable income in all subject years. As a result, no liability for uncertain tax positions was recorded as of October 1, 2007.
Should the Company need to accrue interest or penalties on uncertain tax positions, it would recognize the interest as interest expense and the penalties as a general and administrative expense.
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
COMPARABLE RESTAURANT SALES
In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base any restaurant that is temporarily shut down for remodeling for a complete period in the period that it is shut down for remodeling. At October 1, 2007 and October 2, 2006, there were 83 and 79 restaurants in our comparable restaurant base, respectively.
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
General and Administrative Expenses. General and administrative expenses include all corporate and administrative functions that support our restaurants and provide an infrastructure to operate our business. Components of these expenses include executive management; supervisory and staff salaries; non-field bonuses and related taxes and employee benefits; travel; information systems; training; support center rent and related occupancy costs; and professional and consulting fees. The salaries, bonus and employee benefits costs included as general and administrative expenses are generally more fixed in nature and do not vary directly with the number of restaurants we operate.
Stock-based Compensation Expense. Stock-based compensation expense includes the charges related to recognizing the fair value of stock options and restricted stock as compensation for awards to certain key employees and non-employee directors, except the costs related to compensation for restaurant employees which are included in restaurant labor and related benefits.
Depreciation and Amortization. Depreciation and amortization principally consists of depreciation of restaurant assets.
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

RESULTS OF OPERATIONS
Our operating results for the three and nine month periods ended October 1, 2007 and October 2, 2006, expressed as a percentage of total revenues, except where otherwise noted, were as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2007	2006	2007	2006
Revenues:
Restaurant net sales	98.3%	99.4%	98.6%	99.5%
Franchise fees and royalties	1.7	0.6	1.4	0.5

Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of food and beverage (1)	23.7	22.7	23.3	22.8
Restaurant labor and related benefits (1)	35.0	33.5	34.8	32.7
Occupancy and other restaurant operating expenses (1)	29.2	26.7	28.8	25.4

	87.9	82.9	86.9	80.9
General and administative expenses	15.2	17.4	16.5	17.1
Stock-based compensation expense	1.4	2.8	1.1	4.1
Depreciation and amortization	6.5	5.8	6.5	5.7
Restaurant pre-opening expenses	0.2	1.2	0.6	1.4
Provision for losses on asset impairments and disposals	1.0	—	3.1	—
Closed store costs	(0.2)	—	0.2	—
Lease termination expense	0.2	—	0.3	—

Total costs and expenses	110.7	109.7	113.9	108.7

Operating loss	(10.7)	(9.7)	(13.9)	(8.7)

Other income:
Interest income	0.4	1.0	0.4	1.1
Other income	1.9	0.2	0.7	0.1

Loss from continuing operations	(8.4)	(8.5)	(12.8)	(7.5)
Discontinued Operations:
Operating loss from discontinued operations	(0.1)	(0.3)	(0.2)	(0.6)
Asset impairments of discontinued operations	—	—	(1.2)	—

Loss from discontinued operations	(0.1)	(0.3)	(1.4)	(0.6)

Net Loss	(8.5)%	(8.8)%	(14.2)%	(8.1)%

(1)	These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues.
Restaurant Net Sales
Restaurant net sales increased 7.5%, or $2.4 million, to $34.6 million in the third quarter of fiscal 2007 from $32.2 million in the third quarter of fiscal 2006. This increase was due primarily to $2.3 million of net sales at new restaurants not yet in their sixteenth month of operation as of October 1, 2007, $0.4 million, or 1.7%, increase in comparable restaurant net sales, and $0.2 million in net sales at restaurants that had been temporarily closed for remodeling during the third quarter of fiscal 2006; partially offset by a decrease of approximately $0.5 million in net sales related to company-owned restaurants sold to franchisees in the fourth quarter of fiscal 2006. During the third quarter of fiscal 2007, our average guest check in comparable restaurants increased 2.1%, which was partially offset by a 0.4% decrease in guest traffic. The increase in our average guest check was driven primarily by an increase in catering sales and a favorable shift in sales mix.

Restaurant net sales increased 8.7%, or $8.1 million, to $101.1 million for the nine month period ended October 1, 2007 from $93.0 million in the nine month period ended October 2, 2006. This increase was due primarily to $11.0 million of net sales at new restaurants not yet in their sixteenth month of operation as of October 1, 2007, partially offset by a decrease of approximately $1.5 million in net sales related to company-owned restaurants sold to franchisees in the fourth quarter of fiscal 2006, the decline of $1.0 million in net sales related to restaurants temporarily closed for remodeling, $0.3 million in net sales related to one restaurants closed during fiscal 2007, and a $0.1 million decrease in comparable restaurant net sales. For the nine month period ended October 1, 2007, our average guest check in comparable restaurants increased 3.9% , due primarily to an increase in catering transactions, a favorable shift in sales mix and the impact of a price increase that was taken during the second quarter of fiscal 2006. The increase in our average guest check was almost entirely offset by a decrease in guest traffic as compared to the same period last year.
Franchise Fees and Royalties
Franchise fees and royalties were $0.6 million for the three month period ended October 1, 2007, compared with $0.2 million for the same period of fiscal 2006. Franchise fees and royalties during the third quarter of fiscal 2007 included $0.3 million in franchise royalties from 27 franchise restaurants operated during the period and $0.3 million in fees related to six franchise restaurants that opened during the period. Franchise fees and royalties during the third quarter of fiscal 2006 consisted of $0.1 million in franchise royalties from eight franchise restaurants that operated during the quarter and $0.1 million in franchise fees related to two franchise restaurants that opened during the quarter.
Franchise fees and royalties were $1.4 million for the nine month period ended October 1, 2007, compared with $0.5 million for the same period of fiscal 2006. Franchise fees and royalties for the first nine months of fiscal 2007 included $0.8 million in franchise royalties from 27 franchise restaurants operating during the period and $0.6 million in fees related to the 15 franchise restaurants that opened during the period. For the nine months ended October 1, 2006, franchise fees and royalties included $0.3 million in franchise royalties from eight franchise restaurants that operated during the period and $0.2 million in franchise fees related to the conversion of three company-owned restaurants to franchise restaurants and three franchise restaurants that opened during the period.
Costs and Expenses
Cost of food and Beverage. The cost of food and beverage increased by 12.3%, or $0.9 million, in the third quarter of fiscal 2007 as compared to the same period last year. As a percentage of restaurant net sales, food and beverage costs increased to 23.7% of restaurant net sales in the second quarter of fiscal 2007 from 22.7% in the second quarter of fiscal 2006. The increase in food and beverage costs as a percentage of net sales was due primarily to year over year increased pricing pressure on certain commodities, including such items as dairy and dairy related products, the impact of an unfavorable shift in beverage sales mix and higher promotional discounts as compared to the same period last year.
The cost of food and beverage increased by 10.8%, or $2.3 million, during the first nine months of fiscal 2007 as compared to the same period last year. As a percentage of restaurant net sales, food and beverage costs increased to 23.3% of restaurant net sales for the first nine months of fiscal 2007 from 22.8% in the first nine months of fiscal 2006. The increase in food and beverage costs as a percentage of net sales was due primarily to year over year increased pricing pressure on certain commodities, including such items as dairy and dairy related products, the impact of an unfavorable shift in beverage sales mix, and higher promotional discounts as compared to same period last year.
Restaurant Labor and Related Benefits. Labor and related benefits increased by approximately $1.3 million, or 12.2%, to $12.1 million in the third quarter of fiscal 2007 from $10.8 million in the third quarter of fiscal 2006. As a percentage of restaurant net sales, labor and related benefits increased to 35.0% in the second quarter of fiscal 2007 from 33.5% in the second quarter of fiscal 2006. This increase is due primarily to higher labor costs as a percentage of restaurant net sales related to new restaurants opened since the second quarter of fiscal 2006 that have not yet reached maximum sales or operating efficiency. Employee benefit expense as a percentage of restaurant net sales was comparable for both periods.

Labor and related benefits increased by approximately $4.8 million, or 15.9%, to $35.2 million during the first nine months of fiscal 2007 from $30.4 million in the first nine months of fiscal 2006. As a percentage of restaurant net sales, labor and related benefits increased to 34.8% in the first nine months of fiscal 2007 from 32.7% in the first nine months of fiscal 2006. This increase is due primarily to higher labor costs as a percentage of restaurant net sales related to new restaurants opened since the second quarter of fiscal 2006 that have not yet reached maximum sales or operating efficiency and a slight deleveraging of labor costs against a relatively flat sales performance at comparable locations for the first nine months of fiscal 2007 as compared to last year. Employee benefit expense as a percentage of restaurant net sales was comparable for both periods.
Occupancy and Other Restaurant Operating Expenses. Occupancy and other restaurant operating expenses increased by $1.5 million, or 17.4%, to $10.1 million in the third quarter of fiscal 2007 from $8.6 million in the same period of fiscal 2006. As a percentage of restaurant net sales, occupancy and other restaurant operating expenses increased by 2.5% to 29.2% in the third quarter of fiscal 2007 from 26.7% in the third quarter of fiscal 2006, due primarily to the impact of fixed occupancy costs against sales at new restaurants opened since the second quarter of fiscal 2006 that have not yet reached expected sales levels, higher costs for repairs and maintenance expense and slightly higher paper and packaging costs related to the increase in catering sales.
Occupancy and other restaurant operating expenses increased by $5.6 million, or 23.6%, to $29.2 million during the first nine months of fiscal 2007 from $23.6 million in the same period of fiscal 2006. As a percentage of restaurant net sales, occupancy and other restaurant operating expenses increased by 3.4% to 28.8% in the first nine months of fiscal 2007 from 25.4% in the first nine months of fiscal 2006, due primarily to the impact of fixed occupancy costs against sales at new restaurants opened since the second quarter of fiscal 2006 that have not yet reached expected sales levels, the modest deleveraging impact of a relatively flat sales performance on occupancy costs at comparable locations, higher costs for repairs and maintenance expense and slightly higher paper and packaging costs related to the increase in catering sales.
General and Administrative Costs. General and administrative expenses decreased by 5.3%, or $0.3 million, to $5.4 million in the third quarter of fiscal 2007 as compared to $5.7 million for the same period last year, due primarily to lower legal costs associated with litigation, partially offset by $0.3 million in severance charges related to an administrative workforce reduction completed during the third quarter of fiscal 2007. As a percentage of total revenue, general and administrative costs were 15.2% in the third quarter of fiscal 2007 as compared to 17.4% in the third quarter of fiscal 2006.
General and administrative expenses increased by 5.6%, or $0.9 million, to $16.9 million in the first nine months of fiscal 2007 as compared to $16.0 million for the same period last year, due primarily to higher labor costs related primarily to the hiring of several senior-level executives in the latter half of fiscal 2006, $0.3 million in severance charges related to an administrative workforce reduction completed during the third quarter of fiscal 2007, and higher recruiting costs primarily related to the search to select and appoint a permanent Chief Executive Officer, partially offset by lower legal costs associated with litigation. As a percentage of total revenue, general and administrative costs were 16.5% in the first nine months of fiscal 2007 as compared to 17.1% in the first nine months of fiscal 2006.
Stock-based Compensation Expense. During the third quarter of fiscal 2007, we recorded a charge of approximately $0.4 million related to the vesting of restricted stock grants as compared to $0.6 million in the third quarter of 2006. In addition, we recorded a charge of approximately $0.1 million and $0.3 million, during the third quarter of fiscal 2007 and fiscal 2006, respectively, in accordance with SFAS No. 123R Share-Based Payment, for the fair value of employee stock options that vested during the period.
During the first nine months of fiscal 2007, we recorded a charge of approximately $1.7 million related to the vesting of restricted stock grants, offset by a $0.9 million benefit resulting from the reversal of previously amortized stock compensation expense related to the unvested restricted stock shares forfeited during the period. In addition, we recorded a charge of approximately $0.3 million, in accordance with SFAS No. 123R Share-Based Payment, associated with the fair value of employee stock options that vested during the first nine months of fiscal 2007. During the first nine months of fiscal 2006, we recorded a charge of $3.9 million of stock–based compensation expense.

Depreciation and Amortization. Depreciation and amortization increased by 22.4%, or $0.4 million in the third quarter of fiscal 2007, as compared to the same period last year, due to the opening of new company-owned restaurants during and subsequent to the third quarter of fiscal 2006. The increase in depreciation expense was partially offset by the declining amortization in our existing restaurant base and the impact of the impairments booked during and subsequent to the fourth quarter of fiscal 2006.
Depreciation and amortization increased by 25.2%, or $1.3 million in the first nine months of fiscal 2007, as compared to the same period last year, due to the opening of new company-owned restaurants during and subsequent to the third quarter of fiscal 2006. The increase in depreciation expense was partially offset by the declining amortization in our existing restaurant base and the impact of the impairments booked during and subsequent to the fourth quarter of fiscal 2006.
Restaurant Pre-opening Expenses. Restaurant pre-opening expenses were approximately $0.05 million in the third quarter of fiscal 2007 as compared to $0.04 million in the same period last year. Approximately 53.3% of the fiscal 2007 charge is related to pre-opening occupancy costs for one restaurant that opened during the third quarter of fiscal 2007 and one additional restaurant that opened subsequent to the third quarter. We record pre-opening occupancy charges when we have taken possession of the property for purposes of construction, renovation and fixturing prior to opening. The remaining charges are for payroll, food product used in training, supplies and travel incurred prior to the opening of the restaurant.
Restaurant pre-opening expenses were approximately $0.6 million in the first nine months of fiscal 2007 as compared to $1.3 million during the same period last year. Approximately 59.7% of the fiscal 2007 charge is related to pre-opening occupancy costs for the six restaurants that opened during and subsequent to the first nine months of fiscal 2007. We record pre-opening occupancy charges when we have taken possession of the property for purposes of construction, renovation and fixturing prior to opening. The remaining charges are for payroll, food product used in training, supplies and travel incurred prior to the opening of the restaurant.
Provision for Losses on Asset Impairments and Disposals. During the three month period ended October 1, 2007, we recorded an impairment charge of $0.3 million related to an underperforming restaurant in Chicago that will be closed during the first quarter of fiscal 2008 in accordance with an early exit provision of the operating lease. During the first nine months of fiscal 2007 we have recorded impairment charges of $3.2 million related to six underperforming locations primarily in the Seattle market. Impairment charges for the three and nine month periods ended October 2, 2006 were not significant.
Closed Store Costs. During the three month period ended October 1, 2007, we recorded a benefit of $0.06 million due to the reversal of accruals related to closed stores that were deemed no longer necessary. During the first nine months of fiscal 2007 we recorded closed store costs of $0.2 million related to the closing of the six Macy’s restaurants as well as one location in New York City that closed and relocated during the second quarter of fiscal 2007. We did not have any closed store costs during the three or nine month periods ended October 2, 2006.
Lease Termination Expense. During the third quarter of fiscal 2007, we recorded lease termination charges of approximately $0.1 million related to an underperforming restaurant in Chicago where we have exercised the early exit provision of the lease and another location where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant, and so we have exercised the exit provision under the lease. The underperforming restaurant will be closed during the first quarter of fiscal of fiscal 2008 in accordance with the early exit provision of the lease. During the first nine months of fiscal 2007, we recorded lease termination charges of $0.3 million relating to a location where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant and we have exercised the exit provision under the lease and to an underperforming restaurant in Chicago where we have exercised the early exit provision of the lease. During the three and nine month periods ended October 2, 2006, lease termination charges were not significant.
Interest Income and Expense. During the third quarter of fiscal 2007, interest income was approximately $0.1 million, compared to approximately $0.3 million in the comparable period of fiscal 2006, due primarily to lower average levels of short-term investments during fiscal 2007. Interest expense was less than $0.01 million for both the third quarters of fiscal 2007 and fiscal 2006.

During the first nine months of fiscal 2007, interest income was approximately $0.4 million, compared to approximately $1.1 million in the comparable period of fiscal 2006, due primarily to lower average levels of short-term investments during fiscal 2007. Interest expense was less than $0.01 million for both the first nine months of fiscal 2007 and fiscal 2006.
Operating Loss. For the third quarter of fiscal 2007, our operating loss was $3.0 million or 8.5% of total revenue, compared to $2.9 million, or 8.8% of total revenue for the third quarter of fiscal 2006. The increase in our operating loss for the second quarter was due primarily to a decrease in restaurant operating margins driven mainly by operating inefficiencies at restaurants opened since the second quarter of fiscal 2006, higher food and labor costs, non-cash charges for asset impairments, higher depreciation and amortization costs, and higher lease termination charges, as compared to the same period last year.
For the nine month period ended October 2, 2007 our operating loss was $14.6 million or 14.2% of total revenue, compared to $7.5 million or 8.1% of total revenue for the nine month period ended October 1, 2006. The increase in our operating loss for the first nine months of fiscal 2007 was due primarily to a decrease in restaurant operating margins driven mainly by operating inefficiencies at restaurants opened since the second quarter of fiscal 2006, higher food and labor costs, non-cash charges for asset impairments, higher depreciation and amortization costs, higher general and administrative costs, and higher lease termination charges as compared to the same period last year.
Discontinued Operations. During the third quarter of fiscal 2007, the Company reached an agreement with Macy’s Inc. (“Macy’s”) relating to the six Cosi restaurants operated within Macy’s stores. Under the terms of the agreement, Cosi ceased operations and closed those locations on August 19, 2007. Macy’s purchased the fixed assets and leasehold improvements at these locations for a total consideration of approximately $0.7 million.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $9.7 million on October 1, 2007 compared with $0.9 million on January 1, 2007. We did not have any short-term investments as of October 1, 2007 compared to $19.0 million of short-term investments as of January 1, 2007. Our working capital was $1.2 million on October 1, 2007 compared with working capital of $13.7 million as of January 1, 2007. The decrease in working capital was primarily a function of deploying capital for construction of new restaurants, remodeling and maintaining existing restaurants as well as funding the operating loss for the nine month period ended October 1, 2007. Our principal requirements for cash are for working capital needs, maintaining existing restaurants, and financing construction of new restaurants.
Net cash used in operating activities for the nine month period ended October 1, 2007, was $0.4 million, compared to $4.8 million of net cash provided by operating activities for the nine month period ended October 2, 2006. The increase in cash used in operating activities was the result of funding a higher operating loss and a decrease in fees received year over year from the execution of franchise area developer agreements.
Total cash provided by investing activities was $7.3 million for the nine month period ended October 1, 2007 compared to cash used in investing activities of $2.5 million for the nine month period ended October 2, 2006. During the nine month period ended October 1, 2007, we had $19.0 million of net redemptions of short-term investments as compared to $13.2 million during the same period last year. Total capital expenditures for the nine month period ended October 1, 2007 were $12.1 million compared to expenditures of $15.7 million for the comparable period in fiscal 2006. Capital expenditures for the first nine months of fiscal 2007 were primarily associated with new restaurants that opened during and subsequent to the fourth quarter of fiscal 2006, including one restaurant that opened subsequent to the third quarter of fiscal 2007 and remodel and maintenance costs associated with existing locations.

The cash provided by financing activities of $1.8 million and $1.7 million for the first nine months of fiscal 2007 and fiscal 2006, respectively, was due primarily to proceeds from the exercise of stock options and warrants.
For fiscal 2007, we expect to open six new company-owned restaurants, including five that were already open as of the end of the third quarter and one restaurant that opened after the end of the third quarter. We estimate the cost to open each company-owned restaurant is approximately $775,000 for our standard 3,000 square foot restaurant, net of landlord contributions and including pre-opening expenses. We expect to fund new restaurant opening costs with cash and cash equivalents on hand, expected cash flows generated by both existing and new company-owned restaurants and expected franchise fees and royalties. During the first nine months of fiscal 2007, we entered into franchise agreements with area developers which generated upfront franchising fees of approximately $0.6 million.
We believe that our current cash and cash equivalents, and expected cash flows from company-owned restaurant operations and franchising will be sufficient to fund our cash requirements for working capital needs in existing restaurant locations for the next twelve months. We also believe that cash and cash equivalent balances will decline slightly through the first quarter of 2008 due primarily to the impact of seasonality on operations. However, we expect cash and cash equivalent levels to increase in subsequent quarters. Through the nine months ended October 1, 2007, cash used in operations was $0.4 million while cash used to fund capital expenditures was $12.0 million. Additionally, we expect to continue to open a very limited number of new company-owned restaurants in fiscal 2008 which we also expect to fund from the same sources. However, if our existing company-owned restaurants do not generate the cash flow levels that we expect, if we do not open new company-owned restaurants according to our plan, if our new company-owned restaurants do not generate the levels of cash flow that we expect, or if we do not generate the franchise fees and royalties that we currently expect, then we may need to reduce the number and/or the timing of new company-owned restaurant openings or seek other sources of funding.
We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of October 1, 2007.
Contractual Obligations

	Payments Due by Period (in thousands)
		Due 4th	Due Fiscal	Due Fiscal
	Total	Quarter of	2008 through	2010 through	Due After
Description	Obligations	Fiscal 2007	Fiscal 2009	Fiscal 2011	Fiscal 2011
Long Term Debt (1)	$125.0	$25.0	$50.0	$50.0	$—
Operating Leases (2) (3)	90,287.2	3,975.3	30,568.4	25,304.6	30,438.9
Purchase obligations (4)	181.7	181.7	—	—	—

Total contractual cash obligations	$90,593.9	$4,182.0	$30,618.4	$25,354.6	$30,438.9

(1)	Amounts shown include aggregate scheduled interest payments of $0.03 million.

(2)	Amounts shown are net of an aggregate $0.6 million of sub-lease rental income due under non-cancelable subleases.

(3)	Amounts include approximately an aggregate $0.3 million of obligations on leases for restaurants that have been closed as of October 1, 2007.

(4)	Constitute primarily contractual obligations related to new restaurant construction.
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
We have a long-term beverage marketing agreement with the Coca-Cola Company. We received approximately $0.6 million in allowances under this agreement, which are being recognized as a reduction to expense ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received as of October 1, 2007.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risk exposures are related to our cash and cash equivalents and interest that we pay on our debt. We have no derivative financial instruments or derivative commodity instruments. All of our transactions are conducted, and our accounts are denominated, in United States’ dollars. Accordingly, we are not exposed to foreign currency risk.
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
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1: LEGAL PROCEEDINGS
From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations or other federal and state laws applicable to our business operations, employment related claims, property damages, claims from guests alleging illness, injury or other food quality, health or operational concerns, and enforcement of intellectual property rights. To date, none of such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A: RISK FACTORS
During the nine months ended October 1, 2007, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 1, 2007. For a discussion of our risk factors, see Item 1A of such Annual Report on Form 10-K.
Item 6: EXHIBITS
(a) Exhibits:

Exhibit Number	Description
Exhibit 3.1	Amended and Restated By-laws of the Company, dated August 7, 2007 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated August 13, 2007).

Exhibit 10.1	General Separation and Release Agreement by and between the Company and Patrick Donellan, dated August 8, 2007.

Exhibit 10.2	Employment Agreement, dated as of September 15, 2007 by and between the Company and James F. Hyatt (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 18, 2007).

Exhibit 10.3	General Separation and Release Agreement by and between the Company and Gilbert Melott, dated October 10, 2007.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
COSI, INC.

Date: November 8, 2007	By:	/s/ JAMES HYATT
James Hyatt
President, Chief Executive Officer, and Director

Date: November 8, 2007	By:	/s/ WILLIAM KOZIEL
William Koziel
Chief Financial Officer (chief accounting officer) Treasurer and Secretary

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated By-laws of the Company, dated August 7, 2007 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated August 13, 2007).

Exhibit 10.1	General Separation and Release Agreement by and between the Company and Patrick Donnellan, dated August 8, 2007.

Exhibit 10.2	Employment Agreement, dated as of September 15, 2007 by and between the Company and James F. Hyatt (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 18, 2007).

Exhibit 10.3	General Separation and Release Agreement by and between the Company and Gilbert Melott, dated October 10, 2007.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.