Form 10-K
period 2007-12-31
COSI INC
filed 2008-03-17
CIK 1171014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $82,024,567 as of July 2, 2007 based upon the closing price of the registrant’s common stock on the Nasdaq Global Market reported for July 2, 2007. Shares of voting stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

41,018,073 shares of the registrant’s common stock were outstanding on March 12, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information from the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders expected to be held on May 12, 2008. The definitive proxy statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days from the end of the Registrant’s fiscal year ended December 31, 2007.

PART I

Item 1.	BUSINESS

General

Cosi, Inc., a Delaware corporation incorporated on May 15, 1998, owns, operates and franchises premium convenience restaurants which sell high-quality hot and cold sandwiches, freshly-tossed salads, Cosi bagels, pizzas, S’mores and other desserts, and a variety of coffees along with other soft drink beverages, teas and alcoholic beverages. Our restaurants are located in a wide range of markets and trade areas, including business districts and residential communities in both urban and suburban locations. We believe that we have created significant brand equity in our markets and that we have demonstrated the appeal of our concept to a wide variety of customers.

As of December 31, 2007, there were 141 Cosi owned and franchised restaurants operating in 19 states, the District of Columbia, and the United Arab Emirates (UAE).

Our internet website is www.getcosi.com. We make available free-of-charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (“SEC”). In addition, our internet website includes, among other things, our corporate governance principles, charters of various committees of the Board of Directors, and our code of business conduct and ethics applicable to all employees, officers and directors. Copies of these documents may be obtained free of charge from our internet website. Any stockholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Cosi, Inc., c/o Investor Relations, 1751 Lake Cook Road, Suite 600, Deerfield, Illinois 60015.

Business Strategy

Our goal is to become a leading national premium convenience restaurant company, and we are focused on knowing our customers and their needs. We believe that our target customers are adults aged 18 to 34, upscale suburbanites and metro elites of all ages, and that there are approximately 40 million heads of households in this demographic mix. Based on our market analysis we believe that the top 75 markets where our target customers are concentrated can support up to approximately 1,900 Cosi restaurants.

We plan to become a leading national premium convenience restaurant by:

Offering an innovative menu appealing to our target customer.  Our restaurants offer innovative savory, freshly made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi bread and high quality distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers.

Providing customers with an exceptional service and dining experience.  Our restaurants are designed to provide a memorable dining experience in a warm, welcoming environment offering free internet access through a managed Wi-Fi network. We seek to train our partners to provide the highest level of friendly customer service. We believe that we provide an “affordable luxury” that our customers can enjoy everyday.

Expanding marketing initiatives to build brand awareness.  We focus our marketing efforts on building brand awareness and increasing frequency of visits. We do this through the development of a marketing calendar that focuses on four time periods (Winter, Spring, Summer, and Holiday), improved merchandising to better influence the purchasing behavior of our customers and reduce ordering complexity, developing marketing at the local store level and at grand openings, our CosiCard loyalty program, print advertising, and targeted direct-mail marketing campaigns.

Increasing comparable restaurant sales and average unit volumes.  We seek to increase comparable restaurant sales and average unit volumes by introducing new menu items, expanding our catering sales, increasing sales across all dayparts and running seasonal product promotions. Comparable restaurant sales for our company-owned restaurants during each of the last three fiscal years of 2007, 2006, and 2005 increased 0.2%, 0.3%, and 6.9% respectively.

Operating our restaurants efficiently.  We have developed operating disciplines that are designed to optimize the cost structure of our restaurants and to be applied consistently across our restaurants, and we continually seek to refine and improve upon those disciplines.

Growth Strategy

We plan to grow in both existing and new markets through the following:

Build a system of franchised restaurants and develop company-owned restaurants.  We expect that company-owned restaurants (restaurants that we own as opposed to franchised restaurants) will always be an important part of our new restaurant growth; however, our franchising and area developer model will be key components of our growth strategy. We will continue to pursue company-owned development to achieve critical mass in our core markets while focusing on expanding our franchise system. We launched our franchising program in fiscal 2004 and continue to grow our franchise system through the development of new restaurants by new franchisees. We require that our franchisees have experience in multi-unit restaurant operations and development. We believe that our concept, growth opportunity and potential for strong unit-level economics will enable us to attract experienced and well-capitalized area developers. We are currently eligible to offer franchises in 47 states and the District of Columbia. We have secured franchise commitments from 31 area developers for 374 restaurants, for which we have received $4.4 million in deposits, including 34 restaurants existing as of the end of fiscal 2007, and one international license agreement covering six countries in the Persian Gulf.

Pursue foodservice strategic alliances.  We will continue to explore strategic alliances with our Cosi Pronto (our grab-and-go concept) and full service concepts in educational institutions, airports, train stations and other public venues that meet our operating and financial criteria. We believe that this is an attractive opportunity as evidenced by our partnership with Aramark Educational Services, LLC for the operation of the Cosi restaurant located at St. Joseph’s University in Philadelphia, PA.

Cosi Product Offerings

We offer proprietary food and beverage products for three major dayparts — breakfast, lunch and dinner. Our food menu includes Cosi bagels, sandwiches, salads, soups, appetizers, melts, Flatbread pizzas, S’mores and other desserts. We feature our authentic hearth-baked crackly crust signature Cosi bread in two varieties, our original Rustica and our Etruscan Whole Grain. Our beverage menu features a variety of house coffees and other specialty coffee drinks, soft drinks, bottled beverages which include premium still and sparkling waters, and teas. We also offer beer and wine at most of our locations and an additional limited selection of alcoholic beverages in some locations.

All our restaurants offer catering service for the breakfast and lunch dayparts. Our catering offerings include breakfast baskets, lunch buffets, dessert platters, and include most of our menu offerings. We operate call centers in the New York City and Chicago metropolitan areas and our catering orders for these two major metropolitan areas are produced at central catering hubs. We offer set up and delivery by Cosi personnel to all our catering customers.

We periodically introduce new menu segments and products in order to keep our product offerings relevant to consumers in each daypart. New recipes are developed by our food and beverage team. These recipes are thoroughly evaluated, both internally and through consumer input.

People

On December 31, 2007, we had 107 company-owned restaurants and approximately 2,811 employees, of whom approximately 96 served in administrative or executive capacities, 295 served as restaurant management employees and 2,420 were hourly restaurant employees. None of our employees are covered by a collective bargaining agreement and we have never experienced an organized work stoppage or strike. We believe that our compensation packages are competitive and our relations with our employees are good.

Restaurant Operations

Management Structure.  The restaurant operations team is built around regional centers, led by Regional Vice Presidents, who report to the Chief Operating Officer, who then reports to the Chief Executive Officer. Regional Vice Presidents are responsible for all operations, training, recruiting and human resources within their region. Regional Vice Presidents are also responsible for the financial plan for their region and for the people development plan to support the growth in their region. The Vice President of Operations Services and Programs is responsible for developing infrastructure standards and procedures across the system for the benefit of the entire brand.

Sales Forecasting.  Regional Vice Presidents and District Managers have real-time access to sales forecasts and actual sales information through our web-based reporting system. This allows the entire management team to plan staffing requirements on a weekly, daily and even hourly basis to effectively serve our customers.

Product Quality.  Our food and beverage quality is managed at four critical stages: sourcing, distribution, line readiness and product preparation. Products are delivered to the restaurants several times each week so that all restaurants maintain fresh quality products. Because our restaurants serve a different variety of products during different dayparts, a specific line readiness checklist is completed to ensure that the products have been rotated, prepared and staged correctly. Finally, our partner training program includes certification in both product knowledge and product preparation standards.

Food and Labor Cost Controls.  Our information system allows us to track actual versus theoretical cost of goods sold. Detailed reports are available at the restaurant level showing variances on an item-by-item basis. The system is interfaced into our accounts payable and general ledger systems so that restaurant managers have control of their operations and can be held accountable for their results.

Our labor management standards help our managers control labor and ensure that staffing levels are appropriate to meet our service standards. Our reporting system provides our multi-unit managers with performance reports that help them make staffing adjustments during the course of the week. All labor scheduling is approved by a District Manager and unit level performance is reviewed weekly.

For manager and support controllables, we use either a fixed dollar budget standard or a percentage of net sales approach to plan expenditures effectively. Actual performance for each of these expense items is compared to budget on a weekly basis to help ensure accountability and operational alignment with financial planning efforts.

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

The systems are structured for the integration of data from the point-of-sale and back-office modules in the restaurants to our financial and inventory management systems. Key information relating to restaurant operations is uploaded onto a secure website five times a day for review and pre-selected reports are electronically distributed to our operations team.

We have a disaster recovery plan in place for all critical hardware, software, data and related processes. The plan encompasses scheduled back-ups, off-site storage, security, data integrity and redundant facilities for our servers and storage area networks.

Purchasing

We have relationships with some of the country’s best food, paper, and beverage providers to provide our restaurants with high quality proprietary food items at competitive prices. We source and negotiate prices directly with these suppliers and distribute these products to our restaurants primarily through a national network of independent distributors. We do not utilize a commissary system. Our inventory control system allows each restaurant to place orders electronically with our master distributor and then transmit the invoice electronically to our accounts payable system. Our scalable system eliminates duplicate work and we believe it gives our management tight control of costs while ensuring quality and consistency across all restaurants.

We have an agreement with Distribution Market Advantage, Inc. that provides us access to a national network of independent distributors. Under this agreement, which expires in November 2010, the independent distributors will supply us with approximately 77% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers.

We have a long-term beverage marketing agreement with the Coca-Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received or recorded as of December 31, 2007.

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

Intellectual Property

We have the following U.S. Trademark registrations: “Cosi”, “Cosi (with our hearth design)”, “Cosi Break Bar”, “Cosi-Dillas”, “Squagels”, “Xando”, “Cosi Pronto”, “Cosi Corners”, “Warm ’n Cosi Melts”, “Cosi Downtown”, and “Simply Good Taste.”

We have U.S. Trademark applications pending for the following trademarks: “Cosi (with our hearth design)”, “CosiCard”, “Hearth-Baked Dinners”, and “Relax. Catering by Cosi (& Design)”. “Artic”, “Slim Latte”, and “Cosi Lighter Side” are unregistered trademarks.

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

We are subject to “dram shop” statutes in the states in which our restaurants sell alcoholic beverages. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in the restaurant industry. Although we are covered by insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on us.

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

Risks Related to Our Growth Strategy

We may not be able to achieve our planned expansion. If we or our franchisees are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

To successfully expand our business, we and our franchisees must open new restaurants on schedule and in a profitable manner. In the past, we have experienced delays in restaurant openings and may experience similar delays in the future. Delays or failures in opening new restaurants could hurt our ability to meet our growth objectives, which may affect the expectations of securities analysts and others and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, any restaurants that we or our franchisees open may not obtain operating results similar to those of our existing restaurants. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include, but are not limited to:

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

Some of our new franchised restaurants and company-owned restaurants are located in areas where we have little or no meaningful experience. Those markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing markets that may cause our new restaurants to be less successful than restaurants in our existing markets. An additional risk in expansion into new markets is the lack of market awareness of the Cosi brand. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach mature average annual company-owned restaurant sales, if at all, thereby affecting the profitability of these restaurants.

We have entered into an international license agreement with a licensee for the development of Cosi restaurants in six countries in the Persian Gulf. They currently operate three franchise locations in the United Arab Emirates. As these franchise locations and future foreign locations open, the Company’s international operations will be subjected to various factors of uncertainty. The Company’s business outside of the United States is subject to a number of additional factors, including international economic and political conditions, differing cultures and consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international license agreements and the collection of royalties from international licensees, the availability and cost of land and construction costs, and the availability of experienced management, appropriate franchisees, and joint venture partners. Although we believe that we have developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

We may not be able to successfully incorporate a franchising and area developer model into our strategy.

We have and will continue to incorporate a franchising and area developer model into our business strategy in certain selected markets. We did not use a franchising or area developer model prior to fiscal 2004, and we may not be as successful as predicted in attracting franchisees and developers to the Cosi concept or identifying franchisees and developers that have the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in a manner consistent with our standards. Incorporating a franchising and area developer model into our strategy also requires us to devote significant management and financial resources to support the franchise of our restaurants. Our future performance will depend on our franchisees’ ability to execute our concept and capitalize upon our brand recognition and marketing. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open restaurants on schedule, or who will conduct operations in a manner consistent with our concept and standards. Our franchisees may not be able to operate restaurants in a profitable manner. If we are not successful in incorporating a franchising or area developer model into our strategy, we may experience delays in our growth or may not be able to expand and grow our business.

If our franchisees cannot develop or finance new restaurants, build them on suitable sites or open them on schedule, our growth and success may be impeded.

Our growth depends in large part upon our ability to establish a successful and effective franchise program and to attract qualified franchisees. If our franchisees are unable to locate suitable sites for new restaurants, negotiate acceptable lease or purchase terms, obtain the necessary financial or management resources, meet construction schedules or obtain the necessary permits and government approvals, our growth plans may be negatively affected. We cannot assure you that any of the restaurants our franchisees open will be profitable.

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

During our operating history, we have been unable to achieve profitability.

In fiscal 2007, we incurred net losses of $20.8 million, and, since we were formed, we have incurred net losses of approximately $240.6 million through the end of fiscal 2007 primarily due to funding operating losses which have included significant impairment charges, the cost of our merger in 1999 and new restaurant opening expenses. We intend to continue to expend significant financial and management resources on the development of additional restaurants, both franchised and company-owned. We cannot predict whether we will be able to achieve or sustain revenue growth, profitability or positive cash flow in the future. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the financial statements included in this Annual Report on Form 10-K for information on the history of our losses.

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

Franchisees are independent operators and are not our employees. Although we have developed criteria to evaluate and screen prospective franchisees, we are limited in the amount of control we can exercise over our licensed franchisees, and the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Franchisees may not have the business acumen or financial resources necessary to successfully operate restaurants in a manner consistent with our standards and requirements and may not hire and train qualified managers and other restaurant personnel. Poor restaurant operations may affect each restaurant’s sales. Our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could significantly decline if our franchisees do not operate successfully.

We could face liability from our franchisees.

A franchisee or government agency may bring legal action against us based on the franchisee/franchisor relationships. Various state, federal and, where applicable, foreign laws govern our relationship with our franchisees and potential sales of our franchised restaurants. If we fail to comply with these laws, we could be liable for damages to franchisees and fines or other penalties. Expensive litigation with our franchisees or government agencies may adversely affect both our profits and our important relations with our franchisees.

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

Our restaurants are currently concentrated in the Northeastern and Mid-Atlantic regions of the United States, particularly in the New York City and Washington DC area. Accordingly, we are highly vulnerable to negative occurrences in these regions.

We currently operate 70 company-owned restaurants in Northeastern and Mid-Atlantic states, of which 30 are located in the New York City and Washington DC central business districts. As a result, we are particularly susceptible to adverse trends and economic conditions in these areas. In addition, given our geographic concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business and operations, as could other regional occurrences impacting the local economies in these markets.

You should not rely on past increases in our average unit volumes as an indication of our future results of operations because they may fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our average unit sales, including, among other factors:

•	our ability to execute our business and growth strategy effectively;

•	introduction of new menu items;

•	sales performance by our new and existing restaurants;

•	management turnover in the restaurants;

•	competition;

•	general regional, national and where applicable, foreign economic conditions;

•	weather conditions; and

•	consumer trends.

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

Our business is subject to significant seasonal fluctuations and weather influences on consumer spending and dining out patterns. Inclement weather may result in reduced frequency of dining at our restaurants. Customer counts (and consequently revenues) are generally highest in spring and summer months and lowest during the winter months because of the high proportion of our restaurants located in the Northern part of the country where inclement winter weather affects customer visits. As a result, our quarterly and yearly results have varied in the past, and we believe that our quarterly operating results will vary in the future. Other factors such as unanticipated increases in labor, commodities, energy, insurance or other operating costs may also cause our quarterly results to fluctuate. For this reason, you should not rely upon our quarterly operating results as indications of future performance.

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

As of the end of fiscal 2007, we had $42.5 million in net fixed assets that we have defined as illiquid assets, which includes leasehold improvements, equipment and furniture and fixtures. These assets cannot be converted into cash quickly and easily. We may be compelled based on a significant underperformance of a specific location or market to dispose of these illiquid assets on unfavorable terms, which could have a material adverse effect on our business.

We may face litigation that could have a material adverse effect on our business, financial condition and results of operations.

From time to time, we are a defendant in litigation arising in the ordinary course of our business. Our customers may file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered at or after a visit to a Cosi restaurant, or alleging that there was a problem with food quality or operations at a Cosi restaurant. We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees and claims alleging violations of federal, state and where applicable, foreign law regarding workplace and employment matters, discrimination and similar matters. We could also become subject to class action lawsuits related to these matters in the future. To date, none of such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows.

Regardless of whether any future claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert our management’s attention away from our operations and hurt our performance. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our services or those of our franchisees, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may have a material adverse affect our business, financial condition and results of operations. Moreover, complaints, litigation or adverse publicity experienced by one or more of our franchisees could also hurt our business as a whole.

We have some new members on our management team that do not have proven success with the Company.

The following are members of our management team who have been in their positions for a relatively short period of time:

Chief Operating Officer, joined Cosi in December 2006; and

Chief Executive Officer and President, joined Cosi in September 2007.

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

We rely on computer systems and information technology to run our business. Any material failure, interruption or security breach of our computer systems or information technology may adversely affect the operation of the business and our results of operations.

Computer viruses or terrorism may disrupt our operations and harm our operating results. Despite our implementation of security measures, all of our technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism, and other causes. If our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could have a material adverse effect on our business, operating results, and financial condition.

Risks Relating to the Food Service Industry

Our business is affected by changes in consumer preferences.

Our success depends, in part, upon the popularity of our food and beverage products, our ability to develop new menu items that appeal to consumers and what we believe is an emerging trend in consumer preferences toward premium convenience restaurants. We depend on consumers who prefer made-to-order food in a sophisticated environment and are willing to pay a premium price for our products. We also depend on trends toward consumers eating away from home more often. Shifts in consumer preferences away from our restaurants or cuisine, our inability to develop new menu items that appeal to consumers or changes in our menu that eliminate items popular with some consumers could harm our business and future profitability.

A slowdown in the United States economy or an uncertain economic outlook could lead to reduced consumer spending at our restaurants and decreased demand for our products.

Consumer spending habits, including spending at our restaurants, are affected by, among other things, prevailing economic conditions, levels of employment, salary levels, wage rates, increase in fuel and other energy costs, conditions in residential real estate and mortgage markets, availability of consumer credit, consumer confidence, and consumer perception of economic conditions. A general slowdown in the United States economy, an uncertain economic outlook, deteriorating conditions in the residential real estate and mortgage markets and escalating energy costs could adversely affect consumer spending habits and customer traffic, which could result in a reduction in our net sales. A prolonged economic downturn could have a material adverse effect on our business, financial condition, and results of operations. Cosi, as an “affordable luxury,” may be disproportionally affected by a slowdown in the United States economy or an uncertain economic outlook.

Natural disasters, war, acts of terrorism or other armed conflict, or the threat of either on the United States or international economies may cause a decline in discretionary consumer spending, which would negatively affect our business.

Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic and political conditions and the availability of discretionary income. Discretionary consumer spending may decline in the event of a natural disaster, war, acts of terrorism or other armed conflict. Accordingly, we may experience declines in sales during periods of uncertainty like that which followed the September 11, 2001 terrorist attacks on the United States. In addition, economic uncertainty due to military action overseas, such as in Iraq and post-war military, diplomatic or financial responses, may lead to further declines in sales. Any decline in consumer spending or economic conditions could reduce customer traffic or impose practical limits on pricing, either of which could have a material adverse effect on our sales, results of operations, business and financial condition. In the event of a natural disaster or acts of terrorism in the United States, or the threat of either, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition, and results of operation.

Our success depends on our ability to compete with many food service businesses.

The restaurant industry is intensely competitive and we compete with many well-established food service companies on the basis of taste, quality and price of product offered, customer service, atmosphere, location and overall guest experience. We compete with other sandwich retailers, specialty coffee retailers, bagel shops, fast-food restaurants, delicatessens, cafes, bars, take-out food service companies, supermarkets and convenience stores. Our competitors change with each daypart (breakfast, lunch and dinner), ranging from coffee bars and bakery cafes during the breakfast and lunch dayparts to casual dining chains during the dinner daypart. Aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our sales and profit margins.

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

Our restaurants receive frequent deliveries of products. Most of these deliveries are made by distributors who are part of a national network of independent distributors with whom we have a distribution agreement. These independent distributors supply us with approximately 77% of our food and paper products under an agreement which expires in November 2010. Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, such as the recent volatility in certain commodity markets. Certain commodities such as wheat and dairy and dairy related products have experienced significant increases in prices and these increases could have an adverse effect on us during fiscal 2008 and in future fiscal years. Although many of our products are made to our specifications, we believe that alternative distribution sources are available for the majority of our ingredients and products.

We believe that we have adequate sources of supply for our ingredients and products to support our restaurant operations and if necessary we can make menu modifications to address any material supply issues. However, there are many factors which can cause shortages or interruptions in the supply of our ingredients and products including weather, unanticipated demand, labor, production or distribution problems, quality issues and cost, some of which are beyond our control, and which could have an adverse effect on our business and results of operations.

Health concerns relating to the consumption of beef, poultry, produce or other food products could adversely affect the price and availability of beef, poultry, produce, and other food products, consumer preferences and our results of operations and stock price.

Since 2004, Asian and European countries have experienced outbreaks of avian flu, or “bird flu.” Additional instances of avian flu or other food-borne illnesses, such as “mad cow disease,” E.coli or hepatitis A could adversely affect the price and availability of beef, poultry or other food products. As a result, we could experience a significant increase in cost of food.

In addition, like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of poultry, beef, or produce, the key ingredients in many of our menu items, or by negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning, E.coli, “mad cow disease” or “bird flu”, publication of government or industry findings about food products we serve or other health concerns or operating issues stemming from the food served in our restaurants. Our operational controls and training may not be fully effective in preventing all food-borne illnesses. Some food-borne illness incidents could be caused by food suppliers and transporters and would be outside of our control. If our food suppliers and transporters do not comply with governmental health regulations, they may not be able to deliver food products or we may be subject to food product recalls. Any negative publicity, health concerns or specific outbreaks of food-borne illnesses attributed to one or more of our restaurants, or the perception of an outbreak, could result in a decrease in customer traffic to our restaurants and could have a material adverse effect on our sales, results of operations, business, financial condition and stock price.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2007 fiscal year and that remain unresolved.

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

The following table lists existing company-owned restaurants, by region, as of December 31, 2007:

Street Address	City	Date Opened	Format

MIDATLANTIC
234 South 15th Street	Philadelphia, PA	September-96	Cosi
325 Chestnut Street	Philadelphia, PA	April-97	Cosi
1350 Connecticut Avenue	Washington, DC	September-97	Cosi
1128 Walnut Street	Philadelphia, PA	December-97	Cosi
1647 20th Street NW	Washington, DC	August-98	Cosi
140 South 36th Street	Philadelphia, PA	August-98	Cosi
761 Lancaster Avenue	Bryn Mawr, PA	September-98	Cosi
301 Pennsylvania Avenue SE	Washington, DC	March-99	Cosi
2050 Wilson Boulevard	Arlington, VA	April-99	Cosi
215 Lombard Street	Philadelphia, PA	May-99	Cosi
1700 Pennsylvania Avenue	Washington, DC	August-99	Cosi Downtown
1700 Market Street	Philadelphia, PA	September-99	Cosi Downtown
700 King Street	Alexandria, VA	May-00	Cosi
700 11th Street	Washington, DC	May-00	Cosi
4250 Fairfax Drive	Arlington, VA	June-00	Cosi
1919 M Street	Washington, DC	September-00	Cosi
201 South 18th Street	Philadelphia, PA	October-00	Cosi
1001 Pennsylvania Avenue NW	Washington, DC	October-00	Cosi Downtown
7251 Woodmont Avenue	Bethesda, MD	December-00	Cosi
11909 Democracy Drive	Reston, VA	May-01	Cosi
4074 The Strand West	Columbus, OH	October-01	Cosi
1501 K Street NW	Washington, DC	December-01	Cosi Downtown
1875 K Street	Washington, DC	July-02	Cosi Downtown
6390 Sawmill Road	Columbus, OH	September-02	Cosi
601 Pennsylvania Ave. NW	Washington, DC	September-02	Cosi
1275 K Street	Washington, DC	September-02	Cosi
2212 East Main Street	Bexley, OH	September-02	Cosi
1478 Bethel Road	Columbus, OH	November-02	Cosi
295 Main Street	Exton, PA	November-02	Cosi
7166 N. High Street	Worthington, OH	December-02	Cosi
5252 Wisconsin Ave, NW	Washington, DC	December-02	Cosi
177 Kentlands Blvd	Gaithersburg, MD	January-03	Cosi
1333 H Street, NW	Washington DC	January-03	Cosi Downtown
1310 Polaris Parkway	Columbus, OH	February-03	Cosi
1801 N. Lynn Street	Arlington, VA	November-05	Cosi
4025 Welsh Road	Willow Grove, PA	December-05	Cosi
50 Yorktown Plaza	Elkins Park, PA	April-06	Cosi
833 Chestnut	Philadelphia, PA	June-06	Cosi
9177 Reisterstown Road	Owing Mills, MD	June-06	Cosi
424 West Swedesford Road	Berwyn, PA	June-06	Cosi
100 South Charles	Baltimore, MD	July-06	Cosi
513 West Broad Street	Falls Church, VA	October-06	Cosi

Street Address	City	Date Opened	Format

3503 Fairfax Drive, Suite 200	Arlington, VA	November-06	Cosi
201 N. Washington #290	Rockville, MD	March-07	Cosi
2955 Market St.	Philadelphia, PA	July-07	Cosi

MIDWEST
116 S. Michigan Avenue	Chicago, IL	September-00	Cosi
55 E. Grand Street	Chicago, IL	October-00	Cosi
230 W. Washington Street	Chicago, IL	November-00	Cosi Downtown
203 North LaSalle Street	Chicago, IL	May-01	Cosi Downtown
28 East Jackson Boulevard	Chicago, IL	January-03	Cosi Downtown
301 South State Street	Ann Arbor, MI	May-01	Cosi
1101 Lake Street	Oak Park, IL	June-01	Cosi
101 North Old Woodward Avenue	Birmingham, MI	August-01	Cosi
25 E. Hinsdale	Hinsdale, IL	December-01	Cosi
8775 N. Port Washington Road	Fox Point, WI	December-01	Cosi
230 West Monroe Street	Chicago, IL	May-02	Cosi Downtown
301 East Grand River Avenue	East Lansing, MI	May-02	Cosi
84 W. Adams Road	Rochester Hills, MI	September-02	Cosi
28674 Telegraph Road	Southfield, MI	November-02	Cosi
37652 Twelve Mile Road	Farmington Hills, MI	December-02	Cosi
15131 LaGrange Road	Orland Park, IL	December-02	Cosi
233 North Michigan Avenue	Chicago, IL	December-02	Cosi Downtown
33 N Dearborn	Chicago, IL	June-05	Cosi Downtown
1740 Sherman Avenue	Evanston, IL	September-05	Cosi
17848 Gardenway NE	Woodinville, WA	November-05	Cosi
1825 2nd Street	Highland Park, IL	December-05	Cosi
7545 166th Avenue NE	Redmond, WA	June-06	Cosi
1023 West Belmont	Chicago, IL	June-06	Cosi
18 West 066 22nd Street	Oak Brook Terrace, IL	August-06	Cosi
2200 North Clark	Chicago, IL	August-06	Cosi
15522 Main Street, #P101-102	Mill Creek, WA	September-06	Cosi
8310 Greenway Boulevard, #106	Middleton, WI	September-06	Cosi
250 State Street	Madison, WI	September-06	Cosi
910 North Milwaukee Avenue, Suite A	Lincolnshire, IL	November-06	Cosi
220 South Washington Street	Naperville, IL	December-06	Cosi
21720 W. Long Grove Rd.	Deer Park, IL	March-07	Cosi

Street Address	City	Date Opened	Format

NORTHEAST
257 Park Avenue South	New York, NY	February-97	Cosi
38 East 45th Street	New York, NY	February-97	Cosi Downtown
11 West 42nd Street	New York, NY	June-97	Cosi Downtown
60 East 56th Street	New York, NY	September-97	Cosi Downtown
3 World Financial Center	New York, NY	January-98	Cosi Downtown
504 Avenue of the Americas	New York, NY	March-98	Cosi
55 Broad Street	New York, NY	March-98	Cosi Downtown
54 Pine Street	New York, NY	May-98	Cosi Downtown
1633 Broadway	New York, NY	July-98	Cosi Downtown
61 West 48th Street	New York, NY	August-98	Cosi Downtown
685 Third Avenue	New York, NY	June-99	Cosi Downtown
970 Farmington Avenue	W. Hartford, CT	August-99	Cosi
461 Park Avenue South	New York, NY	January-00	Cosi
50 Purchase Street	Rye, NY	March-00	Cosi
841 Broadway	New York, NY	September-00	Cosi
15 S. Moger Avenue	Mt. Kisco, NY	December-00	Cosi
77 Quaker Ridge Road	New Rochelle, NY	November-01	Cosi
1298 Boston Post Road	Larchmont, NY	December-01	Cosi
471 Mount Pleasant Road	Livingston, NJ	September-02	Cosi
29 Washington Street	Morristown, NJ	December-02	Cosi
385 West Main Street	Avon, CT	December-02	Cosi
498 7th Avenue	New York, NY	December-02	Cosi
700 6th Avenue	New York, NY	February-03	Cosi
980 Boston Post Road	Darien, CT	October-05	Cosi
129 West Putnam Avenue	Greenwich, CT	February-06	Cosi
441 South Oyster Bay Road	Plainview, NY	June-06	Cosi
1209 High Ridge Road	Stamford, CT	July-06	Cosi
44 Great Neck Road	Great Neck, NY	July-06	Cosi
53 E. 8th St.	New York, NY	April-07	Cosi
2186 Broadway	New York, NY	June-07	Cosi
230 Tresser Blvd. Ste 005	Stamford, CT	November-07	Cosi

Item 3.	LEGAL PROCEEDINGS

From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodation or privacy and data security and protection, employment-related claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. To date, none of such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, STOCK AND RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On November 22, 2002, our common stock began trading on the Nasdaq Global Market System (“Nasdaq”) under the symbol “COSI.” The closing price of our common stock on Nasdaq was $2.74 on March 12, 2008.

Stock Price Information

Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during fiscal 2007 and 2006 as reported by Nasdaq.

	Fiscal 2007		Fiscal 2006
Fiscal Quarter:	High	Low	High	Low

First Quarter	$6.67	$5.10	$10.99	$8.34
Second Quarter	$5.74	$4.47	$10.94	$6.04
Third Quarter	$5.02	$3.24	$6.81	$4.27
Fourth Quarter	$3.89	$2.10	$5.61	$4.27

Stockholders

The number of our common stockholders of record as of February 22, 2008 was 93. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Set forth below is a graph comparing the cumulative total stockholder return on Così’s common stock with the NASDAQ Composite Index and the Standard & Poor’s Small Cap Restaurant Index for the period covering Così’s initial public offering on November 22, 2002, through the end of Così’s 2007 fiscal year on December 31, 2007. The Company’s common stock trades on NASDAQ under the symbol “COSI.” The graph assumes an investment of $100.00 made at the opening of trading on November 22, 2002, in (i) Così’s common stock, (ii) the stocks comprising the NASDAQ Composite Index, and (iii) stocks comprising the Standard & Poor’s Small Cap Restaurant Index.

Cumulative Total Return

Recent Sales of Unregistered Securities

We sold the following unregistered securities in reliance upon the exemption from registration provided pursuant to section 4(2) of The Securities Act of 1933, as amended.

(a)	Exercises of Warrants

On February 16, 2007, we sold 47,384 shares of our common stock to a shareholder for an aggregate consideration of $0.3 million pursuant to the exercise of warrants. Using the net exercise method, a net of 699 shares were issued and 46,685 shares were surrendered.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our summary of selected consolidated financial data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Report. The selected statement of operations data for fiscal 2007, 2006 and 2005 and selected balance sheet data for fiscal 2007 and 2006 are derived from our audited consolidated financial statements that are included in this Report. The following historical results of consolidated operations are not necessarily indicative of results to be expected for any subsequent period.

	Fiscal Year
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues
Restaurant net sales	$132,414.1	$122,849.3	$114,036.3	$110,039.8	$107,257.4
Franchise fees and royalties	2,142.2	849.2	100.5	—	—

Total revenues	134,556.3	123,698.5	114,136.8	110,039.8	107,257.4
Costs and expenses:
Cost of food and beverage	30,972.5	28,170.5	27,103.6	27,819.7	29,713.9
Restaurant labor and related benefits	45,994.7	40,781.5	37,263.7	38,428.2	37,996.9
Occupancy and other restaurant operating expenses	38,369.0	32,044.7	27,726.3	27,719.9	29,324.9

	115,336.2	100,996.7	92,093.6	93,967.8	97,035.7
General and administrative expenses	21,019.4	21,910.5	21,320.4	21,718.4 (2)	22,274.4
Stock-based compensation expense(1)	1,953.9	4,977.7	2,944.2	2,855.3	893.7
Depreciation and amortization	8,823.2	7,196.3	6,515.9	6,873.7	7,852.5
Restaurant pre-opening expenses	710.3	1,450.8	823.7	64.3	389.8
Provision for losses on asset impairments and disposals	3,844.7	248.7	675.4	1,405.5	8,531.8
Closed store costs	261.9	—	—	—	—
Lease termination expense (benefit), net	346.9	(231.5)	(178.8)	(588.8)	(3,391.2)
Gain on sale of assets	(23.3)	(482.3)	(1,431.7)	—	—

Operating loss	(17,716.9)	(12,368.4)	(8,625.9)	(16,256.4)	(26,329.3)
Other income (expense):
Interest income	524.1	1,411.5	802.0	159.0	40.5
Interest expense	(42.3)	(9.3)	(34.0)	(62.4)	(316.8)
Allowance for stockholders’ notes receivables	—	—	(261.1)	(1,266.0)	—
Other income (expense)	704.8	77.5	103.6	(102.5)	112.0

Total other income (expense)	1,186.6	1,479.7	610.5	(1,271.9)	(164.3)

Loss from continuing operations	(16,530.3)	(10,888.7)	(8,015.4)	(17,528.3)	(26,493.6)
Discontinued operations:
Operating loss from discontinued operations	(903.1)	(1,182.9)	(1,905.6)	(504.0)	—
Asset impairments of discontinued operations	(3,350.1)	(256.0)	(3,205.0)	(341.1)	—

Loss from discontinued operations	(4,253.2)	(1,438.9)	(5,110.6)	(845.1)	—

Net loss	$(20,783.5)	$(12,327.6)	$(13,126.0)	$(18,373.4)	$(26,493.6)

Loss per share — basic and diluted
Continuing operations	$(0.42)	$(0.28)	$(0.23)	$(0.59)	$(1.53)
Discontinued operations	$(0.11)	$(0.04)	$(0.15)	$(0.03)	$—

Net loss	$(0.53)	$(0.32)	$(0.38)	$(0.62)	$(1.53)

Weighted average shares used in computing net loss per common share — basic and diluted	39,332	38,207	34,929	29,432	17,304

(1)	FAS 123R adopted in 2006

(2)	Includes $1.0 million in expenses related to the relocation of our corporate office from New York to Deerfield, IL

	Fiscal Year
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Selected Balance Sheet Data:
Cash and cash equivalents	$6,308.5	$938.4	$1,952.3	$1,089.7	$7,957.0
Investments	$—	$18,961.5	$32,917.5	$9,961.6	$—
Total assets	$56,412.1	$75,757.1	$76,544.0	$51,138.3	$47,946.6
Total stockholders’ equity	$33,845.8	$50,631.3	$56,208.4	$29,152.4	$22,834.1
Selected Statement of Cash Flow Data:
Cash flow (used in) provided by in operating activities	$(2,369.9)	$3,949.2	$(4,249.4)	$(9,631.1)	$(11,387.7)
Cash flow provided by (used in) investing activities	$5,727.4	$(6,674.1)	$(31,535.8)	$(17,267.9)	$(3,754.8)
Cash flow provided by financing activities	$2,012.6	$1,711.0	$36,647.7	$20,031.7	$10,067.2
Selected Operating Data:
Company-owned restaurants open at the end of the fiscal year	107	110	96	92	89

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2007, January 1, 2007 and January 2, 2006 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Annual Report.

Business Overview

Systemwide Restaurants:

	Fiscal Year
	2007				2006				2005
	Company-				Company-				Company-
	Owned		Franchise	Total	Owned		Franchise	Total	Owned		Franchise	Total

Restaurants at beginning of period	110	(c)	13	123	96	(b)	5	101	92	(a)	—	92
New restaurants opened	6		22	28	21		8	29	8		5	13
Restaurants permanently closed	9		1	10	7		—	7	4		—	4

Restaurants at end of period	107	(d)	34	141	110	(c)	13	123	96	(b)	5	101

(a)	Includes four locations that are classified as discontinued operations.

(b)	Includes seven locations that are classified as discontinued operations.

(c)	Includes nine locations that are classified as discontinued operations.

(d)	Includes three locations that are classified as discontinued operations.

There are currently 106 company-owned and 42 franchise premium convenience restaurants operating in 19 states, the District of Columbia, and the United Arab Emirates (UAE), of which eight franchised restaurants opened subsequent to fiscal 2007; seven in the United States and one in the UAE. In addition, we closed one company-owned restaurant in Chicago subsequent to fiscal 2007. Our restaurants offer innovative savory made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers. Our menu features high-quality sandwiches, freshly-tossed salads, Cosi bagels, hot melts, Flatbread pizzas, S’mores and other desserts, and a variety of coffees along with other soft drink beverages, bottled beverages including premium still and sparkling water, teas, alcoholic beverages, and other specialty coffees. Our restaurants offer lunch and afternoon coffee in a counter service format, with most offering breakfast and/or dinner and dessert menus as well. We operate our company-owned restaurants in two formats: Cosi and Cosi Downtown. Cosi Downtown restaurants, which are located in nonresidential central business districts, close for the day in the early evening, while Cosi restaurants offer dinner and dessert in a casual dining atmosphere.

We are currently eligible to offer franchises in 47 states and the District of Columbia. We offer franchises to area developers and individual franchise operators. The initial franchise fee, payable to us, for both an area developer and an individual franchise operator, is $40,000 for the first restaurant and $35,000 for each additional restaurant.

We believe that offering Cosi franchised restaurants to area developers and individual franchisees offers the prospects of strong financial returns. By franchising, we believe we will be able to increase the presence of our restaurants in various markets throughout the country and generate additional revenue without the large upfront capital commitments and risk associated with opening company-owned restaurants. As of December 31, 2007, we had secured franchise commitments from 31 area developers for 374 restaurants, for which we have received $4.4 million in deposits, including 34 restaurants existing as of the end of fiscal 2007, and an international licensing agreement with a licensee in the Persian Gulf.

We are currently licensing the right to develop and operate Cosi franchised restaurants in certain foreign jurisdictions in compliance with applicable local rules and regulations there.

We believe that incorporating a franchising and area developer model into our strategy will position us to maximize the market potential for the Cosi brand and concept consistent with our available capital and we expect that company-owned restaurants (restaurants that we own as opposed to franchised restaurants) will always be an important part of our new restaurant growth.

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

During fiscal 2007, we opened six new company-owned restaurants and permanently closed nine company-owned restaurants; six that operated in the Macy’s department stores, one restaurant each in Maryland and New Jersey, and one restaurant in New York City that had an expiring lease and where we opened a new restaurant in the immediate vicinity subsequent to its closing.

Cosi has reached an agreement in principle with a third party in the Seattle, Washington area to sell the assets of all three company-owned locations currently operating there. Under the terms of the agreement, Cosi will transfer rights to the assets and leasehold improvements for minimal cash consideration and the purchaser will assume the tenant obligations under the real estate operating leases and operate these locations under a different brand. The assets at these locations have been previously impaired in their entirety and we do not anticipate that we will realize any gain from this transaction. Cosi expects to exit these locations by the end of the second quarter of fiscal 2008.

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

Long lived assets:  Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144 has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant-level whenever we determine impairment factors are present and at least annually. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. During fiscal 2007, we recorded impairment charges of approximately $7.2 million of which $3.4 million is related to the closed Macy’s locations and the locations in Seattle, Washington which are classified as discontinued operations, and $3.8 million related to underperforming locations including one restaurant in Chicago that was closed during the first quarter of fiscal 2008.

Lease termination charges:  Statement for Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord. During fiscal 2007, we recorded lease termination charges of approximately $0.3 million related to a location where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant and we exercised the exit provision under the lease and to an underperforming restaurant in Chicago were we exercised the early exit provision of the lease.

Stock-based compensation:  As of January 3, 2006, we have adopted the fair value recognition provision of SFAS 123R, Share-Based Payment, which generally requires, among other things, that all employee share-based compensation be measured using the fair value method and that all of the resulting compensation cost be recognized in the financial statements. We selected the modified prospective method of adoption. Under SFAS 123R, our stock compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of the grant. The operating results for fiscal years 2007 and 2006 reflect the adoption of SFAS 123R.

Accounting for lease obligations:  In accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, we recognize rent expense on a straight-line basis over the lease term commencing on the date we take possession. We include any rent escalations, rent abatements during construction periods and other rent holidays in our straight-line rent calculation.

Landlord allowances:  In accordance with Financial Accounting Standards Board Technical Bulleting (“FASB”) No. 88-1, Issues Relating to Accounting for Leases, we record landlord allowances as deferred rent in other long-term liabilities on the consolidated balance sheets and amortize them on a straight-line basis over the term of the related lease.

Income taxes:  We have recorded a full valuation allowance to reduce our deferred tax assets related to net operating loss carry-forwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carry-forward, based on the Company’s operating results. A positive adjustment to income will be recorded in future years if we determine that it is more likely than not that we will realize these deferred tax assets.

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

No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to tax positions due to the Company having either a tax loss or net operating loss carry-forwards to offset any taxable income in all subject years. As a result, no liability for uncertain tax positions was recorded as of December 31, 2007.

Should the Company need to accrue interest or penalties on uncertain tax positions, it would recognize the interest as interest expense and the penalties as a general and administrative expense.

Revenue

Restaurant net sales.  Our company-owned restaurant sales are composed almost entirely of food and beverage sales. We record revenue at the time of the purchase of our products by our customers.

Franchise fees and royalties.  Franchise fees and royalties include fees earned from franchise agreements entered into with area developers and franchise operators, fees earned from our international license agreements, and royalties received based on sales generated at franchise restaurants. We recognize the franchise fee in the period in which each franchise location opens. We recognize franchise royalties in the period in which sales are made by our franchise operators.

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

Comparable Restaurant Sales

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base any restaurant that is temporarily shut down for remodeling for a complete period in the period that it is shut down. At fiscal years ended December 31, 2007, January 1, 2007, and January 2, 2006 there were 95, 81, and 79 restaurants in our comparable restaurant base, respectively.

Costs and Expenses

Cost of food and beverage.  Cost of food and beverage is composed of food and beverage costs. Food and beverage costs are variable based on the supply and demand of commodities and also fluctuate with changes in sales volume and product mix.

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

General and administrative expenses.  General and administrative expenses include all corporate and administrative functions that support our restaurants and provide an infrastructure to operate our business. Components of these expenses include executive management; supervisory and staff salaries; non-field bonuses and related taxes and employee benefits; travel; information systems; training; support center rent and related occupancy costs; and professional and consulting fees. The salaries, bonuses and employee benefits costs included as general and administrative expenses are generally more fixed in nature and do not vary directly with the number of restaurants we operate.

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

Restaurant pre-opening expenses.  Restaurant pre-opening expenses, which are expensed as incurred, include the costs of recruiting, hiring and training the initial restaurant work force, travel costs, the cost of food and labor used during the period before opening, the cost of initial quantities of supplies and other direct costs related to the opening of, or remodeling of, a restaurant. Pre-opening expenses also include rent expense recognized on a straight-line basis from the date we take possession through the period of construction, remodeling and fixturing prior to opening the restaurant.

Results of Operations

The following table sets forth our operating results as a percent of total revenues, except where otherwise noted, for the periods indicated:

	Fiscal Year
	2007	2006	2005

Revenues:
Restaurant net sales	98.4%	99.3%	99.9%
Franchise fees and royalties	1.6	0.7	0.1

Total revenues	100.0	100.0	100.0

Cost and expenses:
Cost of food and beverage(1)	23.4	22.9	23.8
Restaurant labor and related benefits(1)	34.7	33.2	32.7
Occupancy and other restaurant operating expenses(1)	29.0	26.1	24.3

	87.1	82.2	80.8
General and administrative expenses	15.6	17.7	18.7
Stock-based compensation expense	1.5	4.0	2.6
Depreciation and amortization	6.6	5.8	5.7
Restaurant pre-opening expenses	0.5	1.2	0.7
Provision for losses on asset impairments and disposals	2.9	0.2	0.5
Closed store costs	0.2	—	—
Lease termination expense (benefit), net	0.3	(0.2)	(0.2)
Gain on sale of assets	—	(0.4)	(1.1)

Total costs and expenses	113.2	110.0	107.5

Operating loss	(13.2)	(10.0)	(7.5)
Other income (expense):
Interest income	0.4	1.1	0.7
Interest expense	—	—	(0.1)
Allowance for stockholders’ notes receivables	—	—	(0.2)
Other income	0.5	0.1	0.1

Loss from continuing operations	(12.3)	(8.8)	(7.0)
Discontinued operations:
Operating loss from discontinued operations	(0.7)	(1.0)	(1.7)
Asset impairments of discontinued operations	(2.4)	(0.2)	(2.8)

Loss from discontinued operations	(3.1)	(1.2)	(4.5)

Net loss	(15.4)	(10.0)	(11.5)

(1)	These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues.

Fiscal Year 2007 (52 weeks) compared to Fiscal Year 2006 (52 weeks)

Restaurant Net Sales

	Restaurant Net Sales
		As a % of Total
	(In Thousands)	Revenues

Fiscal 2007	$132,414.1	98.4%
Fiscal 2006	$122,849.3	99.3%

Restaurant net sales increased 7.8% in fiscal 2007. This increase was due primarily to $12.7 million in net sales at new restaurants not yet in the comparable restaurant base, as of December 31, 2007, and a 0.2%, or $0.3 million, increase in comparable restaurant net sales, partially offset by a decrease of approximately $1.8 million in net sales associated with two company-owned restaurants sold to franchisees during the fourth quarter of fiscal 2006, the decline of $1.2 million in net sales related to restaurants closed subsequent to fiscal 2006, and a decline of $0.4 million in net sales related to restaurants temporarily closed for remodeling during fiscals 2006 and 2007. For comparable restaurants in fiscal 2007, our average check increased 3.4% and our transaction count decreased by 3.1%, compared to fiscal 2006. The 3.4% increase in average guest check is due primarily to an increase in catering transactions, a favorable shift in sales mix and the impact of a price increase that was taken during the second quarter of fiscal 2006. The increase in our average guest check was almost entirely offset by a decrease in guest traffic as compared to fiscal 2006.

Franchise Fees and Royalties

	Franchise Fees and Royalties
		As a % of Total
	(In Thousands)	Revenues

Fiscal 2007	$2,142.2	1.6%
Fiscal 2006	$849.2	0.7%

Franchise fees and royalties during fiscal 2007 consist of $1.3 million in royalties from franchise restaurants operated during fiscal 2007 and $0.8 million in fees related to the 22 franchise restaurants that opened during fiscal 2007, including $0.09 million related to the licensing fees earned under the international licensing agreement for the locations in the UAE. Franchise fees and royalties during fiscal 2006 consisted of $0.4 million in royalties from franchise restaurants operated during fiscal 2006 and $0.4 million in fees related to the eight franchise restaurants that opened during fiscal 2006, including fees related to the conversion of two company-owned restaurants to franchise restaurants during fiscal 2006, one each in Connecticut and New Jersey, and three Boston restaurants converted to franchise restaurants at the end of fiscal 2005.

Costs and Expenses

	Cost of Food and Beverage
		As a % of
		Restaurant Net
	(In Thousands)	Sales

Fiscal 2007	$30,972.5	23.4%
Fiscal 2006	$28,170.5	22.9%

Cost of food and beverage.  The increase in food and beverage costs as a percentage of restaurant net sales is due primarily to year over year increased pricing pressure on certain commodities, like wheat, dairy and dairy related products, as well as the impact of an unfavorable shift in beverage sales mix, and higher promotional discounts compared to fiscal 2006.

	Restaurant Labor and Related Benefits
		As a % of
		Restaurant Net
	(In Thousands)	Sales

Fiscal 2007	$45,994.7	34.7%
Fiscal 2006	$40,781.5	33.2%

Restaurant labor and related benefits.  The increase in restaurant labor and related benefits as a percentage of restaurant net sales during fiscal 2007 is due primarily to higher labor costs as a percentage of restaurant net sales in new restaurants opened since the second quarter of fiscal 2006 that have not yet reached maximum sales or operating efficiency and a slight deleveraging of labor costs against a relatively flat sales performance at comparable locations during fiscal 2007 as compared to fiscal 2006.

	Occupancy and Other Restaurant Operating Expenses
		As a % of
		Restaurant Net
	(In Thousands)	Sales

Fiscal 2007	$38,369.0	29.0%
Fiscal 2006	$32,044.7	26.1%

Occupancy and other restaurant operating expenses  The increase in restaurant occupancy and other restaurant operating expenses as a percentage of restaurant net sales during fiscal 2007 is due primarily to the impact of fixed occupancy costs against sales at new restaurants that have not yet reached expected sales levels, higher costs for repairs and maintenance, the impact of relatively flat sales performance at comparable locations on occupancy costs, and slightly higher costs for paper and packaging.

	General and Administrative Costs
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$21,019.2	15.6%
Fiscal 2006	$21,910.5	17.7%

General and administrative costs.  The reduction in general and administrative costs during fiscal 2007 as compared to fiscal 2006 is due to lower costs associated with litigation, labor savings, including the impact of an administrative workforce reduction during the third quarter of fiscal 2007, and lower professional and consulting fees partially offset by higher recruiting costs primarily related to the search to select and appoint a new Chief Executive Officer.

	Stock-Based Compensation Expense
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$1,953.9	1.5%
Fiscal 2006	$4,977.7	4.0%

Stock-based compensation expense.  Stock-based compensation costs during fiscal 2007 consisted of approximately $1.6 million related to the vesting of restricted stock grants. In addition, we recorded a charge of approximately $0.4 million, in accordance with SFAS No. 123R, associated with the fair value of employee stock options that vested during fiscal 2007, including approximately $0.01 million which is included in restaurant labor and related benefits. During fiscal 2006, we recorded a charge of approximately $3.9 million related to the vesting of restricted stock grants. In addition, we recorded a charge of approximately $1.1 million, in accordance with SFAS No. 123R, associated with the fair value of employee stock options that vested during fiscal 2006, including approximately $0.04 million which is included in restaurant labor and related benefits.

	Depreciation and Amortization
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$8,823.2	6.6%
Fiscal 2006	$7,196.3	5.8%

Depreciation and amortization.  The higher depreciation and amortization costs in 2007 as compared to 2006 are due primarily to the opening of new company-owned restaurants during and subsequent to fiscal 2006. The increase in depreciation and amortization expense was partially offset by the impact of impairments recorded during fiscal 2006 and the second quarter of fiscal 2007 as well as the continued depreciation and amortization of our comparable restaurant base.

	Restaurant Pre-opening Expenses
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$710.3	0.5%
Fiscal 2006	$1,450.8	1.2%

Restaurant pre-opening expenses.  Restaurant pre-opening expenses were $0.7 million during fiscal 2007, due primarily to occupancy, pre-opening payroll, supplies and training costs for six new restaurants opened during fiscal 2007. During fiscal 2007, 54.8% of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurants. Restaurant pre-opening expenses were $1.5 million in fiscal 2006, due primarily to pre-opening payroll, supplies and training costs for 21 new restaurants opened during fiscal 2006 and one new restaurant that opened in the first quarter of fiscal 2007. During fiscal 2006, 42% of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurants.

	Provision for Losses on Asset
	Impairments and Disposals
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$3,844.7	2.9%
Fiscal 2006	$248.7	0.2%

Provision for losses on asset impairments and disposals.  The asset impairment charges of $3.8 million recorded in fiscal 2007 are related to seven underperforming locations that we have determined to be impaired, of which one is in the Mid-Atlantic region and three each are in the Northeast and Midwest regions. In addition, during fiscal 2007, we recorded impairment charges of $3.4 million related to Macy’s and Seattle locations, which are reported in discontinued operations. During fiscal 2006, we recorded asset disposal charges of approximately $0.2 million.

	Closed Store Costs
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$261.9	0.2%
Fiscal 2006	—	—

Closed store costs.  Closed store costs during fiscal 2007 are related to one restaurant in New York City that closed at the lease expiration and was relocated within the immediate area during the second quarter of fiscal 2007, one underperforming location in New Jersey where the lease expired and we exited the location, as well as one underperforming location in Maryland where the lease was scheduled to expire in fiscal 2008 and where we negotiated an early exit agreement with the landlord. We did not have any closed store costs during fiscal 2006.

	Lease Termination Expense (Benefit)
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$346.9	0.3%
Fiscal 2006	$(231.5)	(0.2)%

Lease termination expense (benefits), net.  The lease termination expense during fiscal 2007 relates to a location where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant and we exercised the exit provision under the lease, and to an underperforming restaurant in Chicago where we exercised an early exit provision of the lease and exited the location in the first quarter of fiscal 2008. During fiscal 2006, we recognized lease termination income due primarily to the reversal of accruals deemed no longer necessary.

	Gain on Sale of Assets
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$23.3	0.0%
Fiscal 2006	$482.3	0.4%

Gain on sale of assets.  The gain recognized during fiscal 2007 is related to the sale of a liquor license. The gain recognized during fiscal 2006 was related to the sale of a company-owned restaurant in New Jersey sold to a franchise area developer during the fourth quarter of fiscal 2006.

	Interest Income		Interest Expense
		As a % of		As a % of
	(In Thousands)	Total Revenues	(In Thousands)	Total Revenues

Fiscal 2007	$524.1	0.4%	$42.3	0.0%
Fiscal 2006	$1,411.5	1.1%	$9.3	0.0%

Interest income and expense.  The decrease in interest income during fiscal 2007 as compared to fiscal 2006 is due primarily to lower average levels of short-term investments during fiscal 2007. During both fiscal 2007 and fiscal 2006, interest expense was insignificant.

	Other Income (Expense)
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$704.8	0.5%
Fiscal 2006	$77.5	0.1%

Other income (expense).  Other income during fiscal 2007 is due primarily to the cash settlement on an insurance claim related to a location that we operated in The World Trade Center on September 11, 2001. In fiscal 2006, other income was due primarily to the receipt of payment on an insurance claim related to the two stores impacted by Hurricane Wilma.

	Loss from Continuing Operations
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$(16,530.3)	(12.3)%
Fiscal 2006	$(10,888.7)	(8.8)%

Loss from Continuing Operations.  The increase in our loss from continuing operations during fiscal 2007, as compared to fiscal 2006, is due primarily to a decrease in restaurant operating margins driven mainly by operating inefficiencies at restaurants opened since the second quarter of fiscal 2006, higher food and labor costs, non-cash charges for asset impairments, higher depreciation and amortization costs, higher lease termination charges, and higher closed store costs.

Discontinued Operations.  During the third quarter of fiscal 2007, Cosi reached an agreement with Macy’s Inc. (“Macy’s”) relating to six Cosi restaurants that were operated within Macy’s stores. Under the terms of the agreement, Cosi ceased operations and closed those locations on August 19, 2007. Macy’s purchased the fixed assets and leasehold improvements at these locations for a total consideration of approximately $0.7 million.

In addition, Cosi has reached an agreement in principle with a third party in the Seattle, Washington area to sell the assets of three underperforming company-owned locations currently operating there. Under the terms of the agreement, Cosi will transfer rights to the assets and leasehold improvements for minimal cash consideration and the new owner will assume the tenant obligations under the real estate operating leases and operate these locations under a different brand. The assets at these locations have been previously impaired in their entirety and we do not anticipate that we will realize any gain from this transaction. Cosi expects to exit these locations during by the end of the second quarter of fiscal 2008.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Macy’s and Seattle locations qualify as discontinued operations, and accordingly we have reported the results of operations of this group in discontinued operations in the accompanying consolidated financial statements for all periods presented.

We recorded a charge of $3.4 million during fiscal 2007 related to the impairment of the assets at the Seattle and Macy’s locations, which is also reported in discontinued operations in the accompanying consolidated financial statements.

Fiscal Year 2006 (52 weeks) compared to Fiscal Year 2005 (52 weeks)

Restaurant Net Sales

	Restaurant Net Sales
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2006	$122,849.3	99.3%
Fiscal 2005	$114,036.3	99.9%

Restaurant net sales.  The increase in restaurant net sales during fiscal 2006, as compared to fiscal 2005, was due primarily to $14.6 million in net sales at new restaurants not yet in the comparable restaurant base, as of January 1, 2007, and a 0.3%, or $0.3 million, increase in comparable restaurant net sales, partially offset by the loss of approximately $4.1 million in net sales associated with the five company-owned restaurants sold to franchise area developers in fiscal 2005 and 2006 and $2.0 million in net sales related to restaurants closed during and subsequent to fiscal 2005, including restaurants temporarily closed for remodel during fiscal 2006. Also, for fiscal 2006, our average check in comparable restaurants increased 3.1% and our transaction count in comparable restaurants decreased by 2.8%, compared to fiscal 2005. The 3.1% increase in average guest check is due primarily to the impact of a 1.6% increase in pricing and a 1.5% favorable shift in sales mix.

Franchise Fees and Royalties

	Franchise Fees and Royalties
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2006	$849.2	0.7%
Fiscal 2005	$100.5	0.1%

Franchise fees and royalties.  Franchise fees and royalties during fiscal 2006 consist of $0.4 million in royalties from the thirteen franchise restaurants operated during fiscal 2006 and $0.4 million in fees related to the eight franchise restaurants that opened during fiscal 2006, including fees related to the conversion of two company-owned restaurants to franchise restaurants during fiscal 2006, one each in Connecticut and New Jersey, and three Boston restaurants converted to franchise restaurants at the end of fiscal 2005. Franchise fees and royalties during fiscal 2005 consisted of $0.05 million in royalties and $0.05 million in fees, related to two franchise locations that were opened and operated during fiscal 2005.

Costs and Expenses

	Cost of Food and Beverage
		As a % of
	(In Thousands)	Restaurant Net Sales

Fiscal 2006	$28,170.5	22.9%
Fiscal 2005	$27,103.6	23.8%

Cost of food and beverage.  During fiscal 2006, we were able to realize advantageous pricing opportunities as a primary source buyer which contributed to the decrease in food and beverage costs as a percentage of restaurant net sales as compared to fiscal 2005. We also benefited from the distribution agreement entered into with Distribution Marketing Advantage, Inc. in late fiscal 2005, which provides us broader access to a nationwide network of independent distributors, as well as the impact of more effective field execution related to management of inventory from receipt at the restaurants through the preparation process.

	Restaurant Labor and Related Benefits
		As a % of
	(In Thousands)	Restaurant Net Sales

Fiscal 2006	$40,781.5	33.2%
Fiscal 2005	$37,263.7	32.7%

Restaurant labor and related benefits.  The increase in restaurant labor and related benefits as a percentage of restaurant net sales in fiscal 2006, as compared to fiscal 2005, was due primarily to higher labor costs as a percentage of restaurant net sales in new restaurants still in their initial operating stage, partially offset by lower stock-based compensation expense and lower incentive compensation expenses. Employee benefit expense as a percentage of restaurant net sales was comparable for both periods.

	Occupancy and Other Restaurant Operating Expenses
		As a % of
	(In Thousands)	Restaurant Net Sales

Fiscal 2006	$32,044.7	26.1%
Fiscal 2005	$27,726.3	24.3%

Occupancy and other restaurant operating expenses.  The increase in occupancy and other restaurant operating expenses as a percentage of restaurant net sales in fiscal 2006, as compared to fiscal 2005, was due primarily to planned increases in marketing expenditures as well as higher real estate and personal property taxes, and higher property and general liability insurance costs during fiscal 2006.

	General and Administrative Expenses
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2006	$21,910.5	17.7%
Fiscal 2005	$21,320.4	18.7%

General and administrative expenses.  The increase in general and administrative expenses during fiscal 2006 is due primarily to higher legal costs resulting from one-time charges for litigation that was concluded in the third quarter of 2006 and slightly higher payroll and related benefits relating to the execution of our growth initiatives, partially offset by lower incentive compensation expense, lower general insurance costs and lower costs for computer hardware and software maintenance during fiscal 2006 as compared to fiscal 2005.

	Stock-Based Compensation Expense
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2006	$4,977.7	4.0%
Fiscal 2005	$2,944.2	2.6%

Stock-based compensation expense.  During fiscal 2006, we recorded a charge of approximately $3.9 million related to the vesting of restricted stock grants. In addition, we recorded a charge of approximately $1.1 million in accordance with SFAS No. 123R associated with the fair value of employee stock options that vested during fiscal 2006, including approximately $0.04 million which is included in restaurant labor and related benefits. During fiscal 2005, we recorded a charge of approximately $1.0 million related to the vesting of restricted stock grants. In addition, we recorded a charge of approximately $2.2 million, including approximately $0.4 million which is included in restaurant labor and related benefits, in accordance with APB 25, Accounting for Stock Issued to Employees, associated with options re-priced as of December 29, 2003.

	Depreciation and Amortization
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2006	$7,196.3	5.8%
Fiscal 2005	$6,515.9	5.7%

Depreciation and amortization.  The increase in depreciation and amortization expense during fiscal 2006, as compared to fiscal 2005, is due primarily to the opening of new company-owned restaurants during and subsequent to fiscal 2005. The increase in depreciation and amortization expense was partially offset by the impact of impairments recorded in the fourth quarter of fiscal 2005 and the continued depreciation and amortization of our comparable restaurant base.

	Restaurant Pre-opening Expenses
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2006	$1,450.8	1.2%
Fiscal 2005	$823.7	0.7%

Restaurant pre-opening expenses.  Restaurant pre-opening expenses in fiscal 2006 were due primarily to pre-opening payroll, supplies and training costs for 21 new restaurants opened during fiscal 2006 and one new restaurant that opened in the first quarter of fiscal 2007. During fiscal 2006, 42% of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurants. During fiscal 2005, pre-opening expenses were related to eight new company-owned restaurants opened during fiscal 2005 and two new company-owned restaurants that opened in January 2006. During fiscal 2005, 46% of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurants.

	Provision for Losses on Asset Impairments and Disposals
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2006	$248.7	0.2%
Fiscal 2005	$675.4	0.5%

Provision for losses on asset impairments and disposals.  During fiscal 2006, we recorded asset disposal charges of approximately $0.2 million and an asset impairment charge of approximately $0.3 million related to a Macy’s location which is reported in discontinued operations. During fiscal 2005, we recorded impairment charges of $0.7 million for two underperforming company-owned locations. In addition, we recorded asset impairment charges of approximately $3.2 million related to eight Macy’s locations which is reported in discontinued operations.

	Lease Termination (Benefit) Expense, net
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2006	$(231.5)	(0.2)%
Fiscal 2005	$(178.8)	(0.2)%

Lease termination (benefit) expense, net.  During both fiscal 2006 and fiscal 2005, we recognized approximately $0.2 million in lease termination income due primarily to the reversal of accruals deemed no longer necessary.

	Gain on Sale of Assets
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2006	$(482.3)	(0.4)%
Fiscal 2005	$(1,431.7)	(1.1)%

Gain on sale of assets.  The income recognized during fiscal 2006 as gain on sale of assets is related to the sale of a company-owned restaurant in New Jersey to a franchise area developer during the fourth quarter of fiscal 2006. During fiscal 2005, we recognized a gain on the sale of three Boston locations that were sold to a franchise area developer during the fourth quarter of fiscal 2005.

	Allowance for Stockholders’ Notes Receivables
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2006	—	—
Fiscal 2005	$(261.1)	(0.2)%

Allowance for stockholders’ notes receivables.  During fiscal 2005, notes receivable from stockholders matured and in lieu of cash payment, the stockholders surrendered the common stock that had been pledged as collateral for the notes. Accordingly, we recorded a charge of approximately $0.3 million based on the opening market price of the common stock on April 9, 2005, the day the shares were surrendered.

	Interest Income		Interest Expense
		As a % of		As a % of
	(In Thousands)	Total Revenues	(In Thousands)	Total Revenues

Fiscal 2006	$1,411.5	1.1%	$(9.3)	0.0%
Fiscal 2005	$802.0	0.7%	$(34.0)	(0.1)%

Interest income and expense.  The higher interest income during fiscal 2006, as compared to fiscal 2005, was due to higher average short-term investments, due primarily to the proceeds of the secondary public offering in June 2005. Interest expense for both fiscal 2006 and fiscal 2005 was insignificant.

	Other Income (Expense)
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2006	$77.5	0.1%
Fiscal 2005	$103.6	0.1%

Other income (expense).  During fiscal 2006, we recorded other income of approximately $0.1 million due primarily from proceeds from an insurance claim related to two stores impacted by Hurricane Wilma. In fiscal 2005, we recorded other income of $0.1 million due to the sale of a liquor license and a tax refund.

	Loss from Continuing Operations
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2006	$(10,888.7)	(8.8)%
Fiscal 2005	$(8,015.4)	(7.0)%

Loss from continuing operations.  The increase in our loss from continuing operations during fiscal 2006, as compared to fiscal 2005, is due primarily to a decrease in restaurant operating margins driven mainly by operating inefficiencies at restaurants opened since the second quarter of fiscal 2006, higher charges for stock-based compensation, higher food and labor costs, higher depreciation and amortization costs, partially offset by lower non-cash charges for asset impairments.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments were $6.3 million on December 31, 2007, compared with $19.9 million on January 1, 2007. We had negative working capital of ($0.6) million on December 31, 2007, compared with positive working capital of $16.2 million as of January 1, 2007. The decrease in working capital was primarily a function of deploying capital for construction of new restaurants, remodeling and maintaining existing restaurants as well as funding the operating loss for fiscal 2007. Our principal requirements for cash are for working capital needs, maintaining existing restaurants, and financing construction of new restaurants.

Net cash used in operating activities during fiscal 2007 was $2.4 million compared to $4.0 million of net cash provided by operating activities in fiscal 2006. The increase in cash used by operating activities during fiscal 2007 was the result of funding a higher operating loss and a decrease in fees received year over year from the execution of franchise area developer agreements.

Total cash provided by investing activities was $5.7 million in fiscal 2007 compared to cash used in investing activities of $6.7 million during fiscal 2006. During fiscal 2007 we had $19.0 million of net redemptions of short-term investments as compared to $14.0 million of net redemptions during fiscal 2006.

Total capital expenditures during fiscal 2007 were $13.7 million, compared to expenditures of $21.3 million during fiscal 2006. During fiscal 2007, approximately $7.0 million or 50.7% was spent on new company-owned restaurants that opened during and subsequent to the fourth quarter of fiscal 2006, and $5.6 million or 40.8% was spent on remodeling and maintenance costs associated with existing locations. During fiscal 2007, we remodeled 15 restaurants in varying degrees. Expenditures for fiscal 2006 were primarily associated with new company-owned restaurants opened during and subsequent to the fourth quarter of fiscal 2005.

The cash provided by financing activities of $2.0 million in fiscal 2007 was due to proceeds from the exercise of stock options. During fiscal 2006, the cash provided by financing activities of $1.7 million was from the exercise of stock options and warrants.

For fiscal 2008, we expect to open a limited number of new company-owned restaurants. We currently have two signed leases of which one is currently under construction and expected to open during the second quarter of fiscal 2008. We estimate the cost to open each company-owned restaurant is approximately $800,000, net of landlord contributions and including pre-opening expenses. We do not expect to incur any significant remodeling capital costs during 2008 as we have already remodeled 18 locations in varying degrees in the last 18 months. However, we do expect to incur capital maintenance costs on existing restaurants. We expect to fund our new company-owned restaurant construction costs and any required capital maintenance costs on existing locations from cash and cash equivalents on hand, expected cash flows generated by both existing and new company-owned restaurants and expected franchise fees and royalties.

We believe that our current cash and cash equivalents, and expected cash flows from company-owned restaurant operations and franchise fees and royalties, will be sufficient to fund our cash requirements for working capital needs in existing restaurant locations for the next twelve months. In analyzing our cash outlays during fiscal

2007, cash used in operations was $2.4 million while cash used to fund capital expenditures was $13.7 million. We don not anticipate the same level of cash outlays for capital expenditures during fiscal 2008. In addition, during fiscal 2007, we entered into franchise agreements with area developers which generated upfront franchising fees of approximately $0.6 million. We also believe that although cash and cash equivalent balances will decline slightly during the first quarter of 2008 due primarily to the impact of seasonality on operations we expect cash and cash equivalent levels to increase in subsequent quarters where we historically have more favorable seasonality. However, if our existing and new company-owned restaurants do not generate the cash flow levels that we expect, if we do not open new company-owned and franchise restaurants according to our expectations, or if we do not generate the franchise fees and royalties that we currently expect, then we may need to reduce the number and/or change the timing of new company-owned restaurant openings, initiate further labor reductions in general and administrative support functions, seek to sell certain company-owned locations to franchisees or other third parties or seek other sources of debt or equity funding.

Contractual Obligations:

We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of December 31, 2007.

	Payments Due by Period
			Due	Due	Due
	Total	Due	Fiscal 2009	Fiscal 2011	After
Description	Obligations	Fiscal 2008	to Fiscal 2010	to Fiscal 2012	Fiscal 2012
	(In thousands)

Long-term liabilities(1)	$100.0	$25.0	$50.0	$25.0	$—
Operating leases(2)(3)	85,415.5	15,382.8	28,126.9	21,359.6	20,546.2

Total contractual cash obligations	$85,515.5	$15,407.8	$28,176.9	$21,384.6	$20,546.2

(1)	Amounts shown include aggregate scheduled interest payments of $0.02 million.

(2)	Amounts shown are net of $0.5 million of total sublease rental income due under non-cancelable subleases.

(3)	Amounts shown include approximately $0.3 million of obligations on leases for restaurants that are closed as of December 31, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Selected Quarterly Financial Data

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All quarters in fiscal 2007 and 2006 include results for 13 weeks. The unaudited selected quarterly results for fiscal 2007 and 2006 are shown below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share data)

Fiscal 2007
Total revenues	$31,121.3	$35,448.1	$34,837.5	$33,149.4
Total costs and expenses	35,197.8	39,623.3	38,489.4	38,962.7

Net loss	$(4,205.0)	$(7,400.6)	$(3,002.4)	$(6,175.5)

Basic and diluted loss per share:	$(0.11)	$(0.19)	$(0.08)	$(0.16)

Fiscal 2006
Total revenues	$29,021.1	$31,839.4	$32,128.3	$30,709.7
Total costs and expenses	32,927.9	32,737.7	35,110.8	35,290.5

Net loss	$(3,928.3)	$(748.9)	$(2,855.4)	$(4,795.0)

Basic and diluted loss per share:	$(0.10)	$(0.20)	$(0.07)	$(0.12)

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Should Cosi elect to adopt this standard, it is not expected that adoption would have a material impact on our future consolidated financial statements.

In September 2006, the FASB issues SFAS No. 157, Fair Value Measures. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are reviewing the impact, if any, that SFAS No. 157 may have on our future consolidated financial statements. We do not expect that this standard will have a material impact on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Cosi will adopt this standard for our fiscal year 2009. At this point, we do not anticipate that SAFS No. 141R will have an impact on our consolidated financial statements when effective.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be reclassified as noncontrolling interests and reported as a component of equity separate from the parent company’s equity and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transaction. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Cosi will adopt this standard for our fiscal year 2009. At this point, we do not anticipate that SAFS No. 160 will have an impact on our consolidated financial statements when effective.

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

Listed below are just some of the factors that would impact our forward looking statements:

•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	labor shortages or increased labor costs;

•	changes in demographic trends and consumer tastes and preferences, including changes resulting from concerns over nutritional or safety aspects of beef, poultry, produce or other foods or the effects of food-borne illnesses such as, E.coli, “mad cow disease” and avian influenza or “bird flu;”

•	competition in our markets, both in our business and locating suitable restaurant sites;

•	our operation and execution in new and existing markets;

•	expansion into new markets, including foreign countries;

•	our ability to attract and retain qualified franchisees;

•	our ability to locate suitable restaurant sites in new and existing markets and negotiate acceptable lease terms;

•	the rate of our internal growth, and our ability to generate increased revenue from our new and existing restaurants;

•	our ability to generate positive cash flow from existing and new restaurants;

•	fluctuations in our quarterly results due to seasonality;

•	increased government regulation and our ability to secure required governmental approvals and permits;

•	our ability to create customer awareness of our restaurants in new markets;

•	the reliability of our customer and market studies;

•	cost effective and timely planning, design and build-out of new restaurants;

•	our ability to recruit, train and retain qualified corporate and restaurant personnel and management;

•	market saturation due to new restaurant openings;

•	inadequate protection of our intellectual property;

•	adverse weather conditions which impact customer traffic at our restaurants; and

•	adverse economic conditions.

The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive,” “project” or similar words, or the negatives of these words, identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical one percentage point interest change from those in effect during fiscal 2007 would have resulted in interest income fluctuating by approximately $0.02 million. In fiscals 2007 and 2006, interest income was $0.5 million and $1.4 million, respectively.

Foreign Currency Risk

As of fiscal 2007, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

Inflation

The primary inflationary factors affecting our business are food and labor costs. Some of our food costs are subject to fluctuations in commodity prices. Volatility in the commodity markets such as the wheat and dairy markets can have an adverse impact on our results from operations. Some of our hourly personnel at our restaurants are paid at rates based on the applicable minimum wage, and increases in the minimum wage will directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. Historically, inflation has not had a material impact on our results of operation.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed hereunder are set forth on pages 61 through 89 of this Report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal year covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

The Audit Committee of the Board of Directors, on behalf of the shareholders, oversees management’s financial reporting responsibilities. The Audit Committee, which is composed solely of independent outside directors, meets periodically with the independent auditors, management and our Director of Internal Audit to review matters relating to financial reporting, internal accounting controls and auditing. The independent registered public accountants, the Director of Internal Audit and our Chief Compliance Officer advise the committee of any significant matters resulting from their audits or reviews and have free access to the committee without management being present. The Chief Compliance Officer, the independent registered public accountants and the Director of Internal Audit have free and full access to senior management and the Audit Committee at any time.

We assessed the effectiveness of the Company’s system of internal controls over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. We have concluded that, as of December 31, 2007, the Company’s system of internal controls over financial reporting was effective to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our system of internal controls over financial reporting as of December 31, 2007, has been audited by BDO Seidman, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. BDO Seidman, LLP’s attestation report on our system of internal controls over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There were not any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007, to which this report relates, that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our definitive proxy statement for our Annual Meeting of Stockholders expected to be held on May 12, 2008 (the “Proxy Statement”), and is incorporated herein by reference.

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

(a) The following documents are filed as part of this Report:

1. The Financial Statements required to be filed hereunder are listed in the Index to Financial Statements on page 60 of this Report

(b) Exhibits

Exhibit
Number		Description of Exhibit

2.1		Merger Agreement by and among Xando, Incorporated, Xando Merger Corp. and Cosi Sandwich Bar, Inc. dated as of October 4, 1999 (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
3.1		Amended and Restated Certificate of Incorporation of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
3.2		Amended and Restated By-Laws of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2007).
4.1		Form of Certificate of Common Stock (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
4.2		Rights Agreement between Cosi, Inc. and American Stock Transfer and Trust Company as Rights Agent dated November 21, 2002 (Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
4.3		Amended and Restated Registration Agreement, dated as of March 30, 1999 (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
4.4		Supplemental Registration Rights Agreement, dated as of August 5, 2003 by and among the Company and the parties thereto (Filed as Exhibit 4.4.2 to the Company’s Registration Statement on Form S-1, file #333-107689).
4.5		Amendment No. 1 to Rights Agreement dated as of November 21, 2002, between Cosi, Inc. and American Stock Transfer and Trust Company, as rights agent (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).
4.6		Investment Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A, file #333-107689).
4.7		Letter Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A, file #333-107689).
10.1		Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (Filed as Exhibit C to the Company’s Proxy Statement on Schedule 14A filed on March 31, 2005, file #000-50052).
10.2		Cosi Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.3		Cosi Non-Employee Director Stock Incentive Plan (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.4		Cosi Sandwich Bar, Inc. Incentive Stock Option Plan (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, file #333-86390).
10	.5.3	Employment agreement between Cosi, Inc. and Kevin Armstrong, dated May 9, 2005 (Filed as Exhibit 10.5.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2005).
10	.5.4	Separation and Release Agreement between Cosi, Inc. and Cynthia Jamison, dated August 17, 2005 (Filed as Exhibit 10.1 to the Company’s Current report on Form 8-K, dated August 23, 2005).
10	.5.5	Employment Agreement between Cosi, Inc. and William D. Forrest, dated December 12, 2005 (Filed as Exhibit 10.1 to the Company’s Current report on Form 8-K, dated December 16, 2005).

Exhibit
Number		Description of Exhibit

10	.5.6	Terms of Employment between Cosi, Inc. and William E. Koziel, effective as of August 17, 2005 as described in the Company’s Current Report on Form 8-K (Filed on August 23, 2005).
10	.5.7	Terms of Employment between Cosi, Inc. and Christopher Carroll, effective as of May 22, 2006 as described in the Company’s Current Report of Form 8-K (Filed on May 25, 2006).
10	.5.8	Terms of Employment between Cosi, Inc. and Christopher Ames, effective as of November 13, 2006 as described in the Company’s Current Report on Form 8-K (Filed on November 17, 2006).
10	.5.9	Terms of Employment between Cosi, Inc. and Robert Merritt, effective as of March 12, 2007 as described in the Company’s Current Report on Form 8-K (Filed on March 12, 2007).
10	.5.10	General separation and release agreement by and between the Company and Patrick Donnellan, dated August 8, 2007 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2007).
10	.5.11	Employment agreement, dated as of September 15, 2007 by and between the Company and James F. Hyatt (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 18, 2007).
10	.5.12	General separation and release agreement by and between the Company and Gilbert Melott, dated October 17, 2007 (Filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2007),
10	.6.1	Foodservice Distribution Agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of November 1, 2005.(1)
10	.7.1	Cosi, Inc. Form of Franchise Agreement (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10	.7.2	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10.8		Form of Senior Secured Note and Warrant Purchase Agreement (Filed as Exhibit 10.7 to the Company’s Registration on Form S-1, file #333-86390).
10.9		Securities Purchase Agreement dated as of April 27, 2004 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2004).
10.10		Form of Restricted Stock Award Agreement (Filed as Exhibit 10.1 to the Company’s Current Report of Form 8-K, dated June 6, 2005).
16		Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of August 13, 2004, acknowledging its agreement with the statements made in Current Report on Form 8-K (Filed as Exhibit 16 to the Company’s Current Report on Form 8-K, dated August 13, 2004).
21		Subsidiaries of Cosi, Inc. (Filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, file #333-86390) .
23.1		Filed herewith Consent of BDO Seidman, LLP, Registered Public Accounting Firm.
31.1		Filed herewith Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Filed herewith Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Filed herewith Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Portions of Exhibit 10.6.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cosi, Inc.
Deerfield, Illinois

We have audited the accompanying consolidated balance sheets of Cosi, Inc. as of December 31, 2007 and January 1, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cosi, Inc. at December 31, 2007 and January 1, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, effective January 3, 2006, Cosi, Inc. adopted the fair value method of accounting provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cosi, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Chicago, Illinois
March 14, 2008

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

Board of Directors and Shareholders
Cosi, Inc.
Deerfield, Illinois

We have audited Cosi Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cosi Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Cosi, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cosi, Inc. as of December 31, 2007 and January 1, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  BDO Seidman, LLP

Chicago, Illinois
March 14, 2008

Cosi, Inc.

Consolidated Balance Sheets
As of December 31, 2007 and January 1, 2007

	December 31,	January 1,
	2007	2007
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$6,308.5	$938.4
Investments	—	18,961.5
Accounts receivable, net	657.8	1,950.9
Inventories	1,045.7	915.0
Prepaid expenses and other current assets	3,795.7	4,032.8
Assets held for sale	121.9	—
Assets of discontinued operations	35.8	4,526.4

Total current assets	11,965.4	31,325.0
Furniture and fixtures, equipment and leasehold improvements, net	42,476.6	41,879.8
Intangibles, security deposits and other assets	1,970.0	2,552.3

Total assets	$56,412.0	$75,757.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,105.8	$4,898.1
Accrued expenses	9,014.3	8,240.4
Deferred franchise revenue	782.5	1,172.5
Current liabilities of discontinued operations	285.4	383.5
Current portion of other long-term liabilities	465.1	536.9

Total current liabilities	12,653.1	15,231.4
Deferred franchise revenue	2,730.0	2,345.0
Other long-term liabilities, net of current portion	7,183.1	7,549.4

Total liabilities	22,566.2	25,125.8

Commitments and contingencies
Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 41,052,170 and 39,910,114 shares issued, respectively	410.5	399.1
Additional paid-in capital	275,186.9	271,200.3
Treasury stock, 239,543 shares at cost	(1,197.7)	(1,197.7)
Accumulated deficit	(240,553.9)	(219,770.4)

Total stockholders’ equity	33,845.8	50,631.3

Total liabilities and stockholders’ equity	$56,412.0	$75,757.1

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc

Consolidated Statements of Operations
For the Fiscal Years Ended December 31, 2007, January 1, 2007 and January 2, 2006

	December 31,	January 1,	January 2,
	2007	2007	2006
	(Dollars in thousands, except per share data)

Revenues:
Restaurant net sales	$132,414.1	$122,849.3	$114,036.3
Franchise fees and royalties	2,142.2	849.2	100.50

Total revenues	134,556.3	123,698.5	114,136.8

Costs and expenses:
Cost of food and beverage	30,972.5	28,170.5	27,103.6
Restaurant labor and related benefits	45,994.7	40,781.5	37,263.7
Occupancy and other restaurant operating expenses	38,369.0	32,044.7	27,726.3

	115,336.2	100,996.7	92,093.6
General and administrative expenses	21,019.4	21,910.5	21,320.4
Stock-based compensation expense	1,953.9	4,977.7	2,944.2
Depreciation and amortization	8,823.2	7,196.3	6,515.9
Restaurant pre-opening expenses	710.3	1,450.8	823.7
Provision for losses on asset impairments and disposals	3,844.7	248.7	675.4
Closed store costs	261.9	—	—
Lease termination expense (benefit), net	346.9	(231.5)	(178.8)
Gain on sale of assets	(23.3)	(482.3)	(1,431.7)

Total costs and expenses	152,273.2	136,066.9	122,762.7

Operating loss	(17,716.9)	(12,368.4)	(8,625.9)
Interest income	524.1	1,411.5	802.0
Interest expense	(42.3)	(9.3)	(34.0)
Allowance for stockholders’ notes receivables	—	—	(261.1)
Other income	704.8	77.5	103.6

Loss from continuing operations	(16,530.3)	(10,888.7)	(8,015.4)
Discontinued operations:
Operating loss from discontinued operations	(903.1)	(1,182.9)	(1,905.6)
Asset impairments of discontinued operations	(3,350.1)	(256.0)	(3,205.0)

Loss from discontinued operations	(4,253.2)	(1,438.9)	(5,110.6)

Net loss	(20,783.5)	(12,327.6)	(13,126.0)

Per Share Data:
Loss per share, basic an diluted
Continuing operations	$(0.42)	$(0.28)	$(0.23)
Discontinued operations	$(0.11)	$(0.04)	$(0.15)

	$(0.53)	$(0.32)	$(0.38)

Weighted average common shares outstanding	39,332,226	38,207,173	34,928,990

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Stockholders’ Equity
For the Fiscal Years Ended December 31, 2007, January 1, 2007 and January 2, 2006

	Common Stock				Treasury Stock
			Additional	Unearned	Shares of	Amount	Stockholders
	Number of		Paid In	Stock	Treasury	Treasury	Notes	Accumulated
	Shares	Amount	Capital	Compensation	Stock	Stock	Receivable	Deficit	Total
	(Dollars in thousands, except share data)

Balance, January 3, 2005	30,819,716	$308.2	$225,519.7	$(900.0)	—	—	$(1,458.8)	$(194,316.8)	$(29,152.3)
Issuance of common stock, net of issuance costs	5,837,563	58.4	34,253.9						34,312.3
Issuance of restricted stock, net of forfeitures	885,610	8.9	5,271.3	(5,155.1)					125.0
Stock compensation			844.7						844.7
Amortization of unearned stock compensation				2,188.7					2,188.7
Exercise of warrants	115,958	1.2	(1.2)						—
Exercise of stock options	819,949	8.2	2,442.0						2,450.2
Allowance for stockholders notes receivable							261.1		261.1
Return of shares for notes receivable from stockholders					239,543	(1,197.7)	1,197.7		—
Net loss								(13,126.0)	(13,126.0)

Balance, January 2, 2006	38,478,796	384.8	268,330.5	(3,866.4)	239,543	(1,197.7)	—	(207,442.8)	56,208.4
Adoption of FAS 123R			(3,866.4)	3,866.4					—
Issuance of restricted stock, net of forfeitures	815,000	8.2	(8.2)						—
Stock-based compensation	11,376	0.1	5,020.6						5,020.7
Exercise of warrants	263,302	2.6	440.6						443.2
Exercise of stock options	341,640	3.4	1,283.2						1,286.6
Net loss								(12,327.6)	(12,327.6)

Balance, January 1, 2007	39,910,114	399.1	271,200.3	—	239,543	(1,197.7)	—	(219,770.4)	50,631.3
Issuance of restricted stock, net of forfeitures	147,932	1.4	(1.4)						—
Stock-based compensation			1,968.4						1,968.4
Exercise of warrants	699	0.1	(0.1)						—
Exercise of stock options	989,240	9.9	2,019.7						2,029.6
Net loss								(20,783.5)	(20,783.5)

Balance, December 31, 2007	41,047,985	$410.5	$275,186.9	$—	239,543	$(1,197.7)	$—	$(240,553.9)	$33,845.8

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Cash Flows
For the Fiscal Years Ended December 31, 2007, January 1, 2007 and January 2, 2006

	December 31,	January 1,	January 2,
	2007	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(20,783.5)	$(12,327.6)	$(13,126.0)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities
Depreciation and amortization	9,232.7	7,767.3	7,425.1
Gain on sale of assets	(23.3)	(482.3)	(1,431.7)
Non-cash portion of asset impairments and disposals	7,194.8	504.7	3,828.1
Non-cash portion of store closing costs	370.3	—	—
Provision for bad debts	0.8	4.5	147.5
Stock-based compensation expense	1,968.4	5,020.6	3,033.4
Allowance for stockholders’ notes receivable	—	—	261.1
Changes in operating assets and liabilities:
Accounts receivable	1,292.3	(1,459.1)	(30.6)
Inventories	(86.6)	(72.3)	(24.1)
Prepaid expenses and other current assets	237.1	(360.0)	(1,357.6)
Other assets	170.9	306.8	(799.0)
Accounts payable and accrued expenses	(1,073.9)	1,159.8	(1,889.0)
Deferred franchise revenue	(5.0)	3,007.5	510.0
Lease termination reserve	(171.3)	(194.8)	(311.4)
Other liabilities	(693.6)	1,074.1	(485.1)

Net cash (used in) provided by operating activities	(2,369.9)	3,949.2	(4,249.2)

Cash flows from investing activities:
Capital expenditures	(14,362.7)	(21,307.2)	(9,768.6)
Proceeds from sale of assets	650.0	775.0	1,284.1
Purchases of investments	(20,776.8)	(171,682.5)	(145,433.7)
Redemptions of investments	39,738.3	185,638.5	122,477.7
Return (payment) of security deposits, net	478.6	(97.9)	(95.3)

Net cash provided by (used in) investing activities	5,727.4	(6,674.1)	(31,535.8)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,029.6	1,286.6	36,887.4
Exercises of warrants	—	443.2	—
Principal payments on long-term debt	(17.0)	(18.8)	(239.7)

Net cash provided by financing activities	2,012.6	1,711.0	36,647.7

Net increase (decrease) in cash and cash equivalents	5,370.1	(1,013.9)	862.6
Cash and cash equivalents, beginning of year	938.4	1,952.3	1,089.7

Cash and cash equivalents, end of year	$6,308.5	$938.4	$1,952.3

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$42.3	$9.3	$24.3

Corporate franchise and income taxes	$300.0	$268.0	$206.9

The accompanying notes are an integral part of these consolidated financial statements.

COSI, INC.

Notes to Consolidated Financial Statements
For the Fiscal Years Ended December 31, 2007, January 1, 2007 and January 2, 2006

1.	Organization and Summary of Significant Accounting Policies

Organization

Cosi, Inc., a Delaware corporation, owns, operates, and franchises premium convenience dining restaurants which sell high-quality sandwiches, salads and coffees along with a variety of other soft drink beverages, teas, baked goods and alcoholic beverages. As of December 31, 2007 there were 107 company-owned and 34 franchise restaurants operating in 19 states, the District of Columbia, and the United Arab Emirates (UAE).

On June 20, 2005, we completed a public offering of our common stock, issuing 5,837,563 shares at $6.30 per share, including the underwriters’ exercise of their over-allotment option to purchase an additional 761,421 shares of common stock. This issuance provided us with gross proceeds of approximately $36.8 million.

Fiscal Year

Our fiscal year ends on the Monday closest to December 31. Fiscal years ended December 31, 2007, January 1, 2007 and January 2, 2006 are referred to as fiscal 2007, 2006 and 2005, respectively. Fiscal years 2007, 2006, and 2005 each included 52 weeks.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

We consider all short-term investments with a maturity of three months or less from the date of purchase to be cash equivalents.

Investments

As of January 1, 2007, we had certain debt securities outstanding as investments, which consisted of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies. We had no investments at December 31, 2007.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our intentions regarding these investments, we classify all marketable debt securities as held-to-maturity and account for these investments at amortized cost, which approximates fair value. The amortized principal amount of investments at January 1, 2007 was $19.0 million, and the weighted average interest rate was 4.84%. The amortized principal amount approximated fair value at January 1, 2007. All investments matured within one year. None of the short-term investments purchased during 2006 were sold prior to their maturity.

Investments consisted of the following:

		Accrued
	Cost Basis	Interest	Total
	(In thousands)

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

Our accounts receivable consist principally of trade or “house” accounts representing corporate customers, amounts due from franchisees, and amounts due from certain landlords for reimbursement of tenant improvements. We have established credit procedures and analyses to control the granting of credit to customers.

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

Assets Held for Sale

Assets held for sale consists of property and equipment at the three Seattle, Washington restaurants where the decision has been made to sell these assets and exit these locations. Assets held for sale are reported at their salvage value less costs to sell.

Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements are stated at cost. Depreciation of furniture and fixtures and equipment is computed using the straight-line method over estimated useful lives that range from two to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the related leases.

Upon retirement or sale, the cost of assets disposed of and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while betterments are capitalized.

Long-Lived Assets

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

Cosi has reached an agreement in principle with a third party in the Seattle, Washington area to sell the assets of three company-owned locations currently operating there. Under the terms of the agreement, Cosi will transfer

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

rights to the assets and leasehold improvements for minimal cash consideration and the owner will assume the tenant obligations under the real estate operating leases and operate these locations under a different brand. The assets at these locations have been previously impaired in their entirety and we do not anticipate realizing any gain from this transaction. Cosi expects to exit these locations by the end of the second quarter of fiscal 2008.

During fiscal 2007, we recorded asset impairment charges of $7.2 million of which $3.8 million are related to seven underperforming locations that we have determined to be impaired; of which one is in the Mid-Atlantic region and three each in the Northeast and Midwest regions. The other $3.4 million is related to Macy’s and Seattle locations, which are reported in discontinued operations. During fiscal 2006, we recorded asset disposal charges of approximately $0.2 million and asset impairment charges of approximately $0.3 million related to one Macy’s location, which is reported in discontinued operations. During fiscal 2005 we recorded total asset impairment charges of $3.9 million of which $3.2 million was related to Macy’s locations and approximately $0.7 million to two additional underperforming locations.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review indefinite-lived intangible assets for impairment on an annual basis, or more often if events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. Other intangibles with indefinite lives are not amortized.

Lease Termination Charges

Future store closings, if any, resulting from our decision to close underperforming locations prior to their scheduled lease expiration dates, may result in additional lease termination charges. For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord. The Company recognizes costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan.

During fiscal 2007, we recorded lease termination charges of $0.3 million related to a location where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant and we have exercised the exit provision under the lease and to an underperforming restaurant in Chicago where we have exercised the early exit provision of the lease. During fiscal 2006 and 2005, we recognized approximately $0.2 million in income each year due primarily to the reversal of accruals that were no longer required.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of lease termination reserve activity is as follows:

	(In thousands)

Balance as of January 3, 2005	$937.0
Benefit from reversal of prior charges	(178.8)
Deductions	(16.0	)(a)

Balance as of January 2, 2006	742.2
Benefit from reversal of prior charges	(231.5)
Deductions	(80.0	)(a)

Balance as of January 1, 2007	$430.7

Charged to costs and expenses	346.9
Deductions	(518.1	)(a)

Balance as of December 31, 2007	$259.5

(a)	Payments to landlords for lease obligations.

Other Liabilities

Other liabilities consist of deferred rent, landlord allowances and accrued lease termination costs (see Note 12).

Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance to reduce our deferred tax assets related to net operating loss carry-forwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carry-forward based on the Company’s operating results. A positive adjustment to income will be recorded in future years if we determine that it is more likely than not that we will realize these deferred tax assets.

We have adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 2, 2007. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial recognition amounts would be reported as cumulative effect of a change in accounting principle.

No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to tax positions due to the Company having either a tax loss or net operating loss carry-forwards to offset any taxable income in all subject years. As a result, no liability for uncertain tax positions was recorded as of December 31, 2007.

Should the company need to accrue interest or penalties on uncertain tax positions, it would recognize the interest as interest expense and the penalties as a general and administrative expense.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

Restaurant Net Sales.  Our company-owned and operated restaurant sales are composed almost entirely of food and beverage sales. We record revenue at the time of the purchase of our products by our customers.

Franchise Fees and Royalties.  Franchise fees and royalties include fees earned from franchise agreements entered into with area developers and franchise operators, fees earned from our international license agreements, and royalties received based on sales generated at all franchise restaurants. We recognize the franchise fee in the period in which each franchise location opens. We recognize franchise royalties in the period in which sales are made by our franchise operators.

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

Gain on Sale of Assets

During fiscal 2007, we recognized income of $0.02 million related to the sale of a liquor license. During fiscal 2006, we recognized income of $0.5 million for the gain on the sale of a company-owned New Jersey restaurant to a franchise area developer during the fourth quarter of fiscal 2006. During fiscal 2005, we recognized income of $1.4 million for the gain on the sale of three Boston locations that were sold to a franchisee during the fourth quarter of fiscal 2005.

Restaurant Pre-opening Expenses

Restaurant pre-opening expenses, which are expensed as incurred, include the costs of recruiting, hiring and training the initial restaurant work force, travel costs, the costs of food and labor used during the period before opening, the costs of initial quantities of supplies and other direct costs related to the opening of, or remodeling of, a restaurant. Pre-opening expenses also include rent expense recognized on a straight-line basis from the date we take possession through the period of construction, remodeling and fixturing prior to opening the restaurants.

Advertising Costs

Domestic franchise-operated Cosi restaurants contribute 1% of their sales to a national marketing fund and are also required to spend 1% of their sales in their local markets on advertising. Our international franchise-operated restaurants contribute 0.5% of their sales to an international marketing fund. The Company contributes 1% of sales from company-owned restaurants to the national marketing fund. The Company’s contributions to the national marketing fund as well as its own local market media costs are recorded as part of occupancy and other operating expenses in the Company’s consolidated statements of operations. Advertising costs are expensed as incurred and approximated $1.9 million, $1.7 million and $1.0 million for fiscal years 2007, 2006 and 2005, respectively.

Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents, if any, outstanding during the period. In-the-money stock options and warrants to purchase an aggregate of 32,744, 1,944,142, and 5,011,509 shares of common stock were outstanding at December 31, 2007, January 1, 2007 and January 2, 2006, respectively. There were 919,800, 1,149,700, and 688,000 shares of unvested restricted shares outstanding at December 31, 2007, January 1, 2007 and January 2, 2006, respectively. These stock options, outstanding warrants and unvested shares outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. Out-of-the-money stock options and warrants to

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

purchase an aggregate of 1,780,863, 3,463,258, and 1,339,852 shares of common stock were outstanding at December 31, 2007, January 1, 2007, and January 2, 2006, respectively.

Stock-Based Compensation

As of January 3, 2006, we adopted the fair value recognition provision of SFAS 123R, Share-Based Payment, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all of the resulting compensation cost be recognized in the financial statements. We selected the modified prospective method of adoption. Under SFAS 123R, our stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. As a result, we recognized stock option compensation expense of $0.4 million and $1.1 million, during fiscal 2007 and fiscal 2006, respectively. Results for prior periods have not been restated. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of the grant.

During fiscal 2005, we recorded a charge of approximately $0.4 million related to repriced options. As a result of the adoption of SFAS 123R, we did not record any variable accounting charges or income during fiscals 2007 and 2006.

The following table illustrates the pro-forma effect on net loss attributable to common stockholders and net loss per common share if we had applied the fair value recognition provisions of SFAS 123R to stock-based compensation during fiscal 2005.

Pro Forma:

Fiscal Year
2005
(In thousands,
except per share data)

Net loss as reported	$(13,126.0)
Add: Stock-based compensation expense included in reported net loss	3,158.5
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards	(4,063.6)

Pro forma net loss	$(14,031.1)

Net loss per common share: basic and diluted
As reported	$(0.38)

Pro forma	$(0.40)

Fair Value of Financial Instruments

The carrying value of all financial instruments reflected in the accompanying balance sheets approximates fair value at December 31, 2007 and January 1, 2007.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. Our chief operating decision maker reviews one aggregated set of financial statements to make decisions about resource allocations and to assess performance. Consequently, we have one reportable segment for all sales generated.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Reclassifications

Certain amounts in the fiscal 2006 and 2005 consolidated financial statements have been reclassified to conform to the fiscal 2007 presentation.

2.	Accounts Receivable

Accounts receivable consist of the following:

	Fiscal Year
	2007	2006
	(In thousands)

Reimbursements due from landlords	$200.0	$1,111.3
Accounts receivable, trade	187.3	172.1
Receivables due from franchisees	157.4	517.5
Other	115.8	153.5

Total receivables	660.5	1,954.4
Less allowance for doubtful accounts	(2.7)	(3.5)

Accounts receivable, net	$657.8	$1,950.9

A summary of the reserve for doubtful accounts is as follows:

	(In thousands)

Balance as of January 3, 2005	152.4
Benefit from accrual reversals	(72.1)
Deductions	(72.3	)(a)

Balance as of January 2, 2006	8.0
Charged to costs and expenses	13.0
Deductions	(17.5	)(a)

Balance as of January 1, 2007	$3.5

Charged to costs and expenses	12.1
Deductions	(12.9	)(a)

Balance as of December 31, 2007	$2.7

(a)	Write-off of uncollectible accounts.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

3.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	Fiscal Year
	2007	2006
	(In thousands)

Prepaid rent	$1,708.9	$1,542.0
Prepaid insurance	1,704.8	1,915.9
Other	382.0	574.9

Prepaid expenses and other current assets	$3,795.7	$4,032.8

4.	Discontinued Operations

Cosi has reached an agreement in principle with an area developer in the Seattle, Washington area to sell the assets of three company-owned locations currently operating in that state. Under the terms of the agreement Cosi will transfer rights to the assets and leasehold improvements. We expect to sell these assets and leasehold improvements and exit these locations by the end of the second quarter of 2008. The current liabilities associated with discontinued operations will be paid by Cosi.

Assets held for sale for the Seattle locations, representing salvage value, consist of the following:

Fiscal Year
2007
(In thousands)

Leasehold improvements	$138.5
Restaurant equipment	140.8
Furniture and fixtures	48.5
Computer and telephone equipment	110.8

Total furniture and fixtures, equipment and leasehold improvements	438.6
Less accumulated depreciation and amortization	(316.7)

Total assets held for sale, net	$121.9

During the third quarter of fiscal 2007, the Company reached an agreement with Macy’s Inc. (“Macy’s”) relating to the six Cosi restaurants operated within Macy’s stores. Under the terms of the agreement, Cosi ceased operations and closed those locations on August 19, 2007.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Macy’s and Seattle locations qualify as discontinued operations, and accordingly we have reported the results of operations of this group in discontinued operations in the accompanying consolidated financial statements for all periods presented.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

The assets and liabilities associated with discontinued operations consisted of the following:

	As of
	December 31,	January 1,
	2007	2007
	(In thousands)

Current assets:
Inventories	$27.8	$71.9
Other current assets	8.0	326.8

Total current assets of discontinued operations	35.8	398.7
Furniture and fixtures, equipment and leasehold improvements, net	—	4,127.7	(a)

Total assets of discontinued operations	$35.8	$4,526.4

Current liabilities:
Accrued expenses	$161.9	$310.1
Other current liabilities	123.5	73.4

Total current liabilities of discontinued operations	$285.4	$383.5

(a)	Includes fixed assets of both the Macy’s and Seattle locations.

The following table shows the results of discontinued operations which includes the results of operations for both the Seattle and Macy’s locations.

	Fiscal Year
	2007	2006	2005
	(In thousands)

Revenues
Restaurant net sales	$3,203.3	$3,189.0	$3,043.7

Costs and expenses
Cost of food and beverage	949.1	986.5	1,101.7
Restaurant labor and related expenses	1,580.2	1,691.8	1,910.4
Occupancy and other restaurant operating expenses	1,167.6	962.6	868.2

	3,696.9	3,640.9	3,880.3
Depreciation and amortization	409.5	571.0	909.2
Restaurant pre-opening expenses	—	160.0	159.8

Total costs and expenses	4,106.4	4,371.9	4,949.3

Operating loss from discontinued operations	$(903.1)	$(1,182.9)	$(1,905.6)

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

5.	Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements consist of the following:

	Fiscal Year
	2007	2006
	(In thousands)

Leasehold improvements	$48,747.3	$45,055.4
Restaurant equipment	19,585.2	18,520.6
Furniture and fixtures	14,039.9	10,999.7
Computer and telephone equipment	11,882.9	10,588.8
Construction in progress	174.2	378.5
Vehicles	29.7	29.7

Total furniture and fixtures, equipment and leasehold improvements	94,459.2	85,572.7
Less accumulated depreciation and amortization	(51,982.6)	(43,692.9)

Furniture and fixtures, equipment and leasehold improvements, net	$42,476.6	$41,879.8

Depreciation and amortization expense for fiscals 2007, 2006 and 2005 was $8.8 million, $7.2 million and $6.5 million, respectively.

6.	Intangibles, Security Deposits and Other Assets

Intangibles, security deposits and other assets consist of the following:

	Fiscal Year
	2007	2006
	(In thousands)

Security deposits	$983.1	$1,384.6
Liquor licenses	392.0	438.2
Trademarks	195.0	195.0
Other	399.9	534.5

Total other assets	$1,970.0	$2,552.3

7.	Accrued Expenses

Accrued expenses consist of the following:

	Fiscal Year
	2007	2006
	(In thousands)

Payroll and related benefits and taxes	$2,146.3	$2,225.6
Insurance	1,648.9	1,281.5
Taxes other than income taxes	884.0	897.1
Unredeemed gift cards/certificates	846.0	666.5
Utilities	938.9	588.8
Deferred credits	514.0	560.6
Rent	483.9	470.6
Professional and legal	379.9	394.8
New restaurant construction	70.5	716.5
Other	1,101.9	438.4

Total accrued expenses	$9,014.3	$8,240.4

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

8.	Income Taxes

Significant components of our deferred tax assets are as follows:

	Fiscal Year
	2007	2006
	(In thousands)

Deferred tax assets:
Net operating loss carryforward	$62,434.5	$53,652.2
Depreciation expense and impairment of long-lived assets	14,290.5	13,506.4
Contractual lease increases	2,120.3	2,080.9
Deferred franchise revenue	1,153.8	891.1
Stock-based compensation	409.4	408.0
Lease termination accrual	228.8	163.7
Accrued expenses	129.8	123.9
Allowance for doubtful accounts	1.7	1.3

Total deferred tax assets	80,768.8	70,827.5
Valuation allowance	(80,768.8)	(70,827.5)

Net deferred taxes	$—	$—

As of December 31, 2007, we have Federal net operating tax loss carry-forwards of approximately $164.0 million, which if not used, will expire from 2015 through 2022. The Company has recorded a valuation allowance to offset the benefit associated with the deferred tax assets described above due to the uncertainty of realizing the related benefits.

Below is a reconciliation of the statutory federal income tax rate to the effective tax rates as a percentage of income before income taxes:

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2007	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.0	3.0	3.0

	38.0	38.0	38.0
Less valuation allowance	(38.0)	(38.0)	(38.0)

Effective Tax Rate	0.0%	0.0%	0.0%

9.	Stockholders’ Equity

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

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Stock Purchase Warrants

Warrants, issued in conjunction with previous equity and debt securities, to purchase 29,189 shares of our common stock were outstanding as of December 31, 2007. These warrants have an exercise price of $.01 per share and expire at varying dates through April 2008. All of the warrants provide for anti-dilution adjustments in the event of stock splits, stock dividends, or recapitalization, reorganization, reclassification, consolidation, merger, stock exchange, sale of all or substantially all of the Company’s assets or other similar transactions. These warrants also provide for anti-dilution adjustments in the event we sell our stock at, or issue options, warrants, rights or other convertible securities having an exercise price of, less than the exercise price of such warrants or less than the market price as of the date of such issue or sale. All of the holders of these warrants are entitled to participate in any dividends declared upon shares of our common stock (other than dividends payable solely in shares of common stock) as if these holders had fully exercised such warrants.

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

As of December 31, 2007, approximately 3.7 million shares of common stock, in the aggregate, were reserved for issuance under the Omnibus Plan and for outstanding grants under the prior long-term incentive plans.

A summary of non-cash compensation is as follows:

	For the Fiscal Year Ended
	December 31,	January 1,	January 2,
	2007	2007	2006
	(In thousands)

Stock options variable accounting	$—	$—	$844.7
Stock option compensation expense	363.3	1,073.5	—
Restricted stock compensation expense	1,496.8	3,822.1	2,188.7
Awards of restricted stock to non-employee directors	108.3	125.0	125.0

Total non-cash stock-based compensation expense	1,968.4	5,020.6	3,158.4
Non-cash compensation included in labor and related benefits	14.5	42.9	214.2

Separately captioned stock compensation expense	$1,953.9	$4,977.7	$2,944.2

As of December 31, 2007, there was approximately $0.4 million of total unrecognized compensation cost related to stock options granted under the Company’s various incentive plans which will be recognized over the remaining vesting period of the options through fiscal 2010. In addition, as of December 31, 2007, there was approximately $3.9 million of total unrecognized compensation cost related to restricted stock granted under the Omnibus Plan. The cost related to restricted stock grants will be recognized on a straight-line basis over a period of four years from the date of each grant through the fourth quarter of fiscal 2011.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of the grant. Fiscal 2005 was the last year in which we issued stock option grants. The weighted average fair values of the options calculated in accordance with SFAS 123R were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

2005

Expected dividend yield	0%
Expected stock price volatility	68%
Average risk-free interest rate	3.79%
Average expected life of options	5
Weighted average grant date fair value	$3.89

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

A summary of option activity for fiscals 2007, 2006 and 2005 follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
				(In thousands)

Outstanding as of January 3, 2005	5,256,950	$5.26
Granted	146,845	$6.54
Exercised	(819,949)	$2.99
Cancelled/Expired	(386,771)	$5.07

Outstanding as of January 2, 2006	4,197,075	$6.09
Granted	—
Exercised	(341,640)	$3.99
Cancelled/Expired	(576,427)	$2.31

Outstanding as of January 1, 2007	3,279,008	$6.32	5.9	$4,338.5
Granted	—	—
Exercised	(989,240)	$2.06
Cancelled/Expired	(505,350)	$4.95

Outstanding as of December 31, 2007	1,784,418	$7.76	3.9	$1.1

Exercisable as of December 31, 2007	1,638,067	$7.98	3.6	$0.9

The total intrinsic value of options exercised during the years ended December 31, 2007, January 1, 2007, and January 2, 2006, was $2.9 million, $1.7 million, and $3.0 million, respectively. During fiscal 2007 we received

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

approximately $2.0 million from the exercise of stock options. The total fair value of the options that vested during fiscal 2007 was $0.1 million.

		Weighted
		Average
Total Exercisable at the End of the Year:	Options	Exercise Price

As of December 31, 2007	1,638,067	$7.98

As of January 1, 2007	3,040,567	$6.58

As of January 2, 2006	2,794,564	$6.87

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$1.36 - $2.04	3,060	1.2	$1.90	2,895	$1.93
$2.09 - $3.14	422,851	5.5	2.75	421,541	2.75
$4.33 - $6.50	451,172	5.9	5.14	313,650	5.09
$6.52 - $9.78	162,364	0.7	8.76	155,010	8.85
$9.84 - $12.25	744,971	2.4	12.00	744,971	12.00

	1,784,418	3.9	$7.76	1,638,067	$7.98

Pursuant to the terms of his employment agreement dated September 15, 2007, and in accordance with the Omnibus Plan, we granted to James F. Hyatt on September 15, 2007 a sign-on restricted stock grant of 200,000 shares (the “Sign-on Grant”) and an initial restricted stock grant of 275,000 shares (the “Initial Grant”) of our authorized but unissued common stock, all under the Omnibus Plan. Mr. Hyatt’s rights in the shares granted pursuant to the Sign-on Grant will vest 50% at September 15, 2008 and the remaining 50% will vest at September 15, 2009 provided that at each such date, Mr. Hyatt remains in the continuous employ of Cosi from and after the grant date. Mr. Hyatt’s rights in the shares granted in the Initial Grant vested 20% on the grant date and an additional 20% will vest on each anniversary of the grant date provided that at each such date, Mr. Hyatt remains in the continuous employ of Cosi from and after the grant date and through each such anniversary date. The value of Mr. Hyatt’s shares, based on the closing price of our common stock on the date of the grants, was approximately $0.6 million and $0.9 million for the Sign-On Grant and Initial Grant, respectively. Approximately $0.3 million for these grants is included in stock-based compensation expense in the accompanying consolidated statements of operations for fiscal 2007.

In addition, during fiscal 2007, pursuant to the Omnibus Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 223,250 shares of our authorized but unissued common stock to certain key employees. The vesting of these restricted shares will occur as follows: (i) 20% of the shares vested on the grant date: and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares for these certain key employees, based on the closing price of our common stock on the dates of the grants, was approximately $1.1 million. Approximately $0.2 million related to these grants is included in stock-based compensation expense in the accompanying consolidated statement of operations for fiscal 2007. During fiscal 2007, 574,450 previously issued shares of restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the dates of the grants, was approximately $4.0 million.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Company’s restricted stock activity:

	Number of	Weighted
	Shares of	Average Grant-Date
	Restricted Stock	Fair Value

Non-vested at January 3, 2005	526,323	$1.62
Granted	860,000	5.99
Vested	698,323	2.70
Forfeited	—	—

Non-vested at January 2, 2006	688,000	5.99
Granted	869,000	8.66
Vested	353,300	7.46
Forfeited	(54,000)	7.74

Non-vested at January 1, 2007	1,149,700	7.48
Granted	698,250	3.73
Vested	353,700	6.44
Forfeited	(574,450)	7.04

Non-vested at December 31, 2007	919,800	$5.31

On May 14, 2007, we issued 20,717 shares of restricted common stock to certain members of the Board of Directors pursuant to the Cosi Non-Employee Director Stock Incentive Plan. These shares had an aggregate value of approximately $0.1 million and vested upon issuance. In addition, on December 12, 2007, we issued 3,415 shares of restricted common stock to a new member of the Board of Directors pursuant to the Cosi Non-Employee Director Stock Incentive Plan with an aggregate value of approximately $0.01 million which vested upon issuance.

11.	Defined Contribution Plan

We have a 401(k) Plan (the “Plan”) for all qualified employees. The Plan provides for a matching employer contribution of 50% up to the first 4% of the employees’ deferred savings. The employer contributions made during the employee’s first year of employment vest upon the completion of one year of employment. Employer contributions made subsequent to the first year of employment vest immediately. The deferred amount cannot exceed 20% of an individual participant’s compensation in any calendar year. Our contributions to the Plan were approximately $0.1 million, $0.08 million and $0.05 million in fiscal years 2007, 2006 and 2005, respectively.

12.	Commitments and Contingencies

Commitments

As of December 31, 2007, we are committed under lease agreements expiring through 2018 for occupancy of our retail restaurants and for office space at the following minimum annual rentals:

Fiscal Year	Amount
(In thousands)

2008	$15,382.8
2009	14,711.8
2010	13,415.1
2011	11,566.7
2012	9,792.9
Thereafter	20,546.2

$85,415.5

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

Amounts shown are net of approximately $0.5 million of sublease rental income under non-cancelable subleases. Rental expense for fiscals 2007, 2006 and 2005 totaled $15.8 million, $13.7 million and $12.6 million, respectively. Certain lease agreements have renewal options ranging from 3 years to 15 years. In addition, certain leases obligate us to pay additional rent if restaurant sales reach certain minimum levels (percentage rent). Amounts incurred under these additional rent provisions and agreements were approximately $0.5 million, $0.5 million and $0.8 million, for fiscal years 2007, 2006 and 2005, respectively.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the respective leases from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in other liabilities in the accompanying consolidated balance sheets and totaled $5.4 million and $5.5 million as of the end of fiscal 2007 and 2006, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis against rent expense over the term of the related leases. Included in other long-term liabilities in the accompanying consolidated balance sheets for fiscals 2007 and 2006 were landlord allowances of $2.0 million and $2.1 million, respectively.

As of December 31, 2007, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of Intangibles, Security Deposits and Other Assets in the accompanying consolidated balance sheets.

During fiscal 2007 we recorded lease termination charges of approximately $0.3 million related to a location where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant and we have exercised the exit provision under the lease and to an underperforming restaurant in Chicago where we have exercised the early exit provision of the lease. During both fiscal 2006 and fiscal 2005, we recorded lease termination income of approximately $0.2 million primarily due to the reversal of accruals deemed no longer required. During fiscal 2007, 2006 and 2005 we made cash payments of approximately $0.5 million, $0.08 million, and $0.02 million, respectively, related to restaurants in the lease termination accrual.

As of December 31, 2007, future minimum lease payments related to restaurants that have been closed is approximately $0.3 million, net of expected sublease payments, with remaining lease terms ranging from 1 to 5 years. For each of these locations, a lease termination reserve has been established based upon management’s estimate of the cost to exit the lease. Other liabilities in the accompanying consolidated balance sheet as of December 31, 2007 includes $0.3 million in accrued lease termination costs (including a current portion of $0.1 million), $5.4 million in accrued contractual lease increases and $2.0 million in landlord allowances (including a current portion of $0.3 million). Other liabilities in the accompanying consolidated balance sheet as of January 1, 2007 includes $0.4 million in accrued lease termination costs (including a current portion of $0.2 million), $5.5 million in accrued contractual lease increases and $2.1 million in landlord allowances (including a current portion of $0.3 million).

In fiscal 2001, we entered into a settlement agreement involving a trademark dispute. The settlement agreement requires us to make annual payments of $25,000 through 2011. The estimated present value of those future payments is included in other liabilities in the accompanying balance sheets.

Purchase Commitments

We have an agreement with Distribution Market Advantage, Inc. that provides us access to a national network of independent distributors. Under this agreement, which expires in November 2010, these independent distributors will supply us with approximately 77% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

We have a long term beverage marketing agreement with Coca-Cola Company. We have received an allowance under this agreement, which is being recognized ratably as a credit to expense based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received or recorded as of December 31, 2007.

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

Self-Insurance

We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum liability of $100,000 per participant during a plan year. Benefits paid in excess of $100,000 are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. Health insurance expense for fiscal years 2007, 2006, and 2005 was $2.2 million, $1.9 million and $1.3 million, respectively. The balance in the self-insurance reserve account was $0.3 million at both December 31, 2007 and January 1, 2007.

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

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM D. FORREST William D. Forrest	Chairman of the Board	March 17, 2008

/s/ JAMES F. HYATT James F. Hyatt	Chief Executive Officer, President and Director (Principal Executive Officer)	March 17, 2008

/s/ WILLIAM E. KOZIEL William E. Koziel	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008

/s/ ELI COHEN Eli Cohen	Director	March 17, 2008

/s/ CREED L. FORD III Creed L. Ford III	Director	March 17, 2008

/s/ MARK DEMILIO Mark Demilio	Director	March 17, 2008

/s/ ROBERT MERRITT Robert Merritt	Director	March 17, 2008

/s/ MICHAEL O’DONNELL Michael O’Donnell	Director	March 17, 2008

/s/ KARL S. OKAMOTO Karl S. Okamoto	Director	March 17, 2008

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2.1		Merger Agreement by and among Xando, Incorporated, Xando Merger Corp. and Cosi Sandwich Bar, Inc. dated as of October 4, 1999 (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
3.1		Amended and Restated Certificate of Incorporation of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
3.2		Amended and Restated By-Laws of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2007).
4.1		Form of Certificate of Common Stock (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
4.2		Rights Agreement between Cosi, Inc. and American Stock Transfer and Trust Company as Rights Agent dated November 21, 2002 (Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
4.3		Amended and Restated Registration Agreement, dated as of March 30, 1999 (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
4.4		Supplemental Registration Rights Agreement, dated as of August 5, 2003 by and among the Company and the parties thereto (Filed as Exhibit 4.4.2 to the Company’s Registration Statement on Form S-1, file #333-107689).
4.5		Amendment No. 1 to Rights Agreement dated as of November 21, 2002, between Cosi, Inc. and American Stock Transfer and Trust Company, as rights agent (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).
4.6		Investment Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A, file #333-107689).
4.7		Letter Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A, file #333-107689).
10.1		Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (Filed as Exhibit C to the Company’s Proxy Statement on Schedule 14A filed on March 31, 2005, file #000-50052.
10.2		Cosi Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.3		Cosi Non-Employee Director Stock Incentive Plan (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.4		Cosi Sandwich Bar, Inc. Incentive Stock Option Plan (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, file #333-86390).
10	.5.3	Employment Agreement between Cosi, Inc. and Kevin Armstrong, dated May 9, 2005. (Filed as Exhibit 10.51.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2005).
10	.5.4	Separation and Release Agreement between Cosi, Inc. and Cynthia Jamison, dated August 17, 2005 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 23, 2005).
10	.5.5	Employment Agreement between Cosi, Inc. and William D. Forrest, dated December 12, 2005 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 16, 2005).
10	.5.6	Terms of Employment between Cosi, Inc. and William E. Koziel, effective as of August 17, 2005 as described in the Company’s Current Report on Form 8-K (Filed on August 23, 2005).
10	.5.7	Terms of Employment between Cosi, Inc. and Christopher Carroll, effective as of May 22, 2006 as described in the Company’s Current Report on Form 8-K (Filed on May 25, 2006).
10	.5.8	Terms of Employment between Cosi, Inc. and Christopher Ames, effective as of November 13, 2006 as described in the Company’s Current Report on Form 8-K (Filed on November 17, 2006).

Exhibit
Number		Description of Exhibit

10	.5.9	Terms of Employment between Cosi, Inc. and Robert Merritt, effective as of March 12, 2007 as described in the Company’s Current Report on Form 8-K (Filed on March 12, 2007).
10	.5.10	General separation and release agreement by and between the Company and Patrick Donnellan, dated August 8, 2007 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2007).
10	.5.11	Employment agreement, dated as of September 15, 2007 by and between the Company and James F. Hyatt (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 18, 2007).
10	.5.12	General separation and release agreement by and between the Company and Gilbert Melott, dated October 17, 2007 (Filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2007),
10	.6.1	Foodservice Distribution Agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of November 1, 2005.(1)
10	.7.1	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10	.7.2	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10.8		Form of Senior Secured Note and Warrant Purchase Agreement (Filed as Exhibit 10.7 to the Company’s Registration on Form S-1, file #333-86390).
10.9		Securities Purchase Agreement dated as of April 27, 2004 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2004).
10.10		Form of Restricted Stock Award Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 6, 2005).
16		Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of August 13, 2004, acknowledging its agreement with the statements made in Current Report on Form 8-K (Filed as Exhibit 16 to the Company’s Current Report on Form 8-K, dated August 13, 2004.
21		Subsidiaries of Cosi, Inc. (Filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, file #333-86390)
23.1		Filed herewith Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
31.1		Filed herewith Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Filed herewith Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Portions of Exhibit 10.6.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.