Form 10-Q
period 2008-03-31
COSI INC
filed 2008-05-08
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐       No      ☑ Number of shares of Common Stock, $.01 par value, outstanding at May 05, 2008: 41,062,631.

COSI, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cosi, Inc.
Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007
(dollars in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$6,954	$6,309
Accounts receivable, net	612	658
Inventories	938	1,045
Prepaid expenses and other current assets	3,827	3,796
Assets held for sale	33	122
Assets of discontinued operations	8	35

Total current assets	12,372	11,965

Furniture and fixtures, equipment and leasehold improvements, net	40,870	42,477
Intangibles, security deposits and other assets, net	1,931	1,970

Total assets	$55,173	$56,412

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,769	$2,106
Accrued expenses	10,004	9,014
Deferred franchise revenue	653	783
Current liabilities of discontinued operations	54	285
Current portion of other long-term liabilities	402	465

Total current liabilities	13,882	12,653

Deferred franchise revenue	2,690	2,730
Other long-term liabilities, net of current portion	7,255	7,183

Total liabilities	23,827	22,566

Commitments and contingencies

Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 41,063,681 and 41,052,170 shares issued, respectively	411	411
Additional paid-in capital	275,715	275,187
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(243,582)	(240,554)
Total stockholders’ equity	31,346	33,846

Total liabilities and stockholders’ equity	$55,173	$56,412

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Operations
For the Three Month Periods Ended March 31, 2008 and April 2, 2007
(dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,	April 2,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$32,459	$30,689
Franchise fees and royalties	732	432

Total revenues	33,191	31,121

Costs and expenses:
Cost of food and beverage	7,536	7,099
Restaurant labor and related benefits	11,238	10,745
Occupancy and other restaurant operating expenses	9,753	9,043

	28,527	26,887
General and administrative expenses	5,038	5,981
Depreciation and amortization	2,111	2,060
Restaurant pre-opening expenses	28	270
Closed store costs	32	—
Lease termination expense	243	—

Total costs and expenses	35,979	35,198

Operating loss	(2,788)	(4,077)

Interest income	45	205
Interest expense	(1)	(2)

Loss from continuing operations	(2,744)	(3,874)
Discontinued operations:
Loss from discontinued operations	(284)	(331)

Net loss	$(3,028)	(4,205)

Per Share Data:
Loss per share, basic and diluted
Continuing operations	$(0.07)	$(0.10)
Discontinued operations	$(0.01)	$(0.01)

Net loss	$(0.08)	$(0.11)

Weighted average shares outstanding:	39,930,253	38,571,150

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2008
(unaudited)
(dollars in thousands, except share data)

	Common Stock			Treasury Stock
			Additional
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, December 31, 2007	41,047,985	$411	$275,187	239,543	$(1,198)	$(240,554)	$33,846

Exercise of options	23,696	—	53	—	—	—	53
Net forfeiture of restricted stock	(8,000)	—	—	—	—	—	—
Stock-based compensation	—	—	475	—	—	—	475
Exercise of warrants	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,028)	(3,028)

Balance, March 31, 2008	41,063,681	$411	$275,715	239,543	$(1,198)	$(243,582)	$31,346

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 31, 2008 and April 2, 2007
(dollars in thousands)

	March 31, 2008	April 2, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,028)	$(4,205)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	2,116	2,248
Non-cash portion of asset impairments and disposals	88	—
Non-cash portion of store closing costs	24	—
Provision for bad debts	(2)	—
Stock-based compensation expense	475	56
Changes in operating assets and liabilities:
Accounts receivable	47	706
Inventories	136	5
Prepaid expenses and other current assets	(31)	84
Other assets	22	31
Accounts payable and accrued expenses	1,286	(891)
Deferred franchise revenue	(170)	345
Other long-term liabilities	191	(286)

Net cash provided by (used in) operating activities	1,154	(1,907)

Cash flows from investing activities:
Capital expenditures	(579)	(4,340)
Purchases of investments	—	(20,777)
Redemptions of investments	—	28,855
Net refunds of security deposits	17	3

Net cash (used in) provided by investing activities	(562)	3,741

Cash flows from financing activities:
Net proceeds from exercise of stock options	53	415
Net cash provided by financing activities	53	415

Net increase in cash and cash equivalents	645	2,249
Cash and cash equivalents, beginning of period	6,309	938

Cash and cash equivalents, end of period	$6,954	$3,187

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$54	$70

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
The balance sheet at December 31, 2007 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The results for the three month periods ended March 31, 2008 and April 2, 2007 are not indicative of the results for the full fiscal year.
Certain amounts in the April 2, 2007 consolidated statement of operations have been reclassified to conform to the March 31, 2008 presentation.
This Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”).
Note 2 — Stock-Based Compensation Expense
A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended
	(in thousands)
	March 31, 2008	April 2, 2007
Stock option compensation expense	$51	$118
Restricted stock compensation expense (benefit), net of forfeitures	424	(62)

Total non-cash, stock-based compensation expense, net of forfeitures	$475	$56

As of March 31, 2008, there was approximately $0.3 million of total unrecognized compensation expense related to stock options granted under the Company’s various incentive plans which will be recognized over the remaining vesting period of the options through fiscal 2010. In addition, as of March 31, 2008, there was approximately $3.4 million of total unrecognized compensation expense related to restricted stock granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”). The expense related to restricted stock grants will be recognized on a straight-line basis over a period of four years from the date of each grant through fiscal 2011.
During the first quarter of fiscal 2008, we did not make any restricted stock grants. During the first quarter of fiscal 2007, pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 183,250 shares of our authorized but unissued common

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
stock to certain key employees. The vesting of these shares will occur as follows: (i) 20% of the shares vested on the grant date, and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares for the grants made during the first quarter of fiscal 2007, based on the closing price of our common stock on the date of the grant, was approximately $0.9 million. Stock-based compensation expense relating to restricted stock grants of approximately $0.4 million and $0.7 million, respectively, is included in the accompanying consolidated statement of operations for the quarters ended March 31, 2008 and April 2, 2007.
During the first quarters of fiscal 2008 and fiscal 2007, 8,000 and 401,500 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.06 million and $3.0 million, respectively. The accompanying consolidated statement of operations for the quarters ended March 31, 2008 and April 2, 2007 reflect the reversal of approximately $0.02 million and $0.7 million, respectively, of previously amortized costs related to these forfeited shares.
NOTE 3 — Warrants
During the three-month period ended March 31, 2008, there were no exercises of warrants. During the three-month period ended April 2, 2007, we sold 47,384 shares of our common stock for an aggregate consideration of $0.3 million pursuant to the exercise of warrants, all of which were settled under the net exercise method. Using the net exercise method, a net 699 shares were issued and 46,685 shares were surrendered.
The exercise prices of the warrants are fixed as of the date of issuance, and the warrants are exercisable for a period of 10 years after the date of issuance. The aggregate exercise price may be payable by check or by surrender of shares based on market price equal in value to the aggregate exercise price. All of the warrants provide for adjustment of the number of warrant shares and the exercise price in the event we subdivide the outstanding common stock into a greater number of shares or combine the outstanding shares of common stock into a smaller number of shares. All of the warrants provide for anti-dilution adjustments in the event of stock splits, stock dividends, or recapitalization, reorganization, reclassification, consolidation, merger, stock exchange, sale of all or substantially all of the Company’s assets or other similar transactions. Some of these warrants also provide for anti-dilution adjustments in the event we sell our stock at, or issue options, warrants, rights or other convertible securities having an exercise price of, less than the exercise price of such warrants or less than the market price as of the date of such issue or sale. All holders of these warrants are entitled to participate in any dividends declared upon shares of our common stock (other than dividends payable solely in shares of common stock) as if these holders had fully exercised such warrants.
NOTE 4 — Earnings Per Share
Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. In-the-money stock options and warrants to purchase an aggregate of 424,589 and 1,827,946 shares of common stock, plus 845,200 and 834,800 unvested restricted shares, were outstanding at March 31, 2008, and April 2, 2007, respectively. These stock options, warrants and unvested shares outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. Out-of-the-money stock options and warrants to purchase an aggregate of 1,089,677 and 3,323,897 shares of common stock were outstanding at March 31, 2008 and April 2, 2007, respectively.
NOTE 5 — Lease Termination Costs
During the first quarter of fiscal 2008, we recorded a lease termination charge of approximately $0.2 million related to a location where we made the decision, subsequent to entering into a lease, not to build a restaurant and reached an agreement with the landlord to terminate the lease. There were no lease termination charges or benefits recorded

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
during the first quarter of fiscal 2007.
Future store closings, if any, may result in additional lease termination charges. The incurrence of additional lease termination costs will be dependent on our ability to improve operations in those restaurants. If unsuccessful, lease termination costs will be determined through negotiating acceptable terms with our landlords to terminate the leases for those restaurants, and also on our ability to locate sub-tenants or assignees for the leases at those locations.
NOTE 6 — Discontinued Operations
During the first quarter of fiscal 2008, Cosi has reached an agreement to sell the assets of three company-owned locations in the state of Washington to a local restaurant development company. Under the terms of the agreement, Cosi will transfer rights to the assets and leasehold improvements. We ceased operating the restaurants as of the end of the first quarter of fiscal 2008, and we expect that we will complete the sale transaction during the second quarter of fiscal 2008. The current liabilities associated with discontinued operations will be paid by Cosi. Assets held for sale on the attached consolidated statement of financial position represent the sale price of approximately $0.03 million for these locations in Seattle.
During the third quarter of fiscal 2007, the Company reached an agreement with Macy’s Inc. (“Macy’s”) relating to the six Cosi restaurants formerly operated within Macy’s stores. Under the terms of the agreement, Cosi ceased operations and closed those locations on August 19, 2007.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Macy’s and Seattle locations qualify as discontinued operations, and accordingly, we have reported the results of operations of this group in discontinued operations in the accompanying consolidated financial statements for all periods presented.
The assets and liabilities associated with discontinued operations consisted of the following:

	As of
	March 31, 2008	December 31, 2007
	(dollars in thousands)
Current assets:
Inventories	$—	$27
Other current assets	8	8

Total assets of discontinued operations	$8	$35

Current liabilities:
Accrued expenses	$54	$161
Other current liabilities	—	124

Total current liabilities of discontinued operations	$54	$285

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
The following table shows the results of discontinued operations which include the results of operations for both the Seattle and Macy’s locations.

	Three Months Ended
	March 31,	April 2,
	2008	2007
	(dollars in thousands)
Revenues
Restaurant net sales	$373	$970

Costs and expenses Cost of food and beverage	107	291
Restaurant labor and related benefits	188	498
Occupancy and other restaurant operating expenses	182	325

	477	1,114
Depreciation and amortization	5	187
Closed store costs	87	—
Asset impairments	88	—

Total costs and expenses	657	1,301

Loss from discontinued operations	$(284)	$(331)

For the three-month period ended March 31, 2008 we recorded a charge of approximately $0.09 million related to the impairment of the assets at the Seattle locations. There were no impairment charges for assets at these locations during the three-month period ended April 2, 2007.
NOTE 7 — Contingencies
From time to time, we are a defendant in litigation arising in the ordinary course of our business, including but not limited to claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations or other federal and state laws applicable to our business operations, employment-related claims, property damages, claims from guests alleging illness, injury or other food quality, health or operational concerns, and enforcement of intellectual property rights. To date, no such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows.
NOTE 8 — Income Taxes
We have recorded a full valuation allowance to reduce our deferred tax assets related primarily to net operating loss carryforwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carryforwards, based on the Company’s operating results. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets.
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

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to tax positions due to the Company having either a tax loss or net operating loss carryforwards to offset any taxable income in all subject years. As a result, no liability for uncertain tax positions was recorded as of March 31, 2008.
Should the Company need to accrue interest or penalties on uncertain tax positions, it would recognize the interest as interest expense and the penalties as a general and administrative expense.
NOTE 9 — New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of SFAS 157 with regards to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have adopted the provisions of SFAS No. 157 related to financial assets and liabilities as of January 1, 2008. The application of this standard did not have a material impact on our results of operations or financial condition. We elected to defer adoption of SFAS No. 157 for non-financial assets and liabilities and we do not anticipate that full adoption in fiscal 2009 will have a material impact on our results of operations or financial condition.
In February 2007, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Cosi did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS No. 159 on January 1, 2008 and we did not elect to report at fair value any new financial assets or liabilities entered during the quarter ended March 31, 2008.
In December 2007, the FASB issued SFAS No.141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Cosi will adopt this standard for our fiscal year 2009. At this point, we do not anticipate that SAFS No. 141R will have an impact on our consolidated financial statements when effective.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be reclassified as noncontrolling interests and reported as a component of equity separate from the parent company’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Cosi will adopt this standard for our fiscal year 2009. At this point, we do not anticipate that SAFS No. 160 will have an impact on our consolidated financial statements when effective.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended March 31, 2008 and April 2, 2007 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2007 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.
OVERVIEW
System wide restaurants:

	For the Three Months Ended
	March 31, 2008				April 2, 2007
	Company-Owned		Franchised	Total	Company-Owned		Franchised	Total
Restaurants at beginning of period	107	(b)	34	141	110	(a)	13	123
New restaurants opened	—		8	8	3		6	9
Restaurants permanently closed	5		—	5	—		—	—

Restaurants at end of period	102		42	144	113	(a)	19	132

(a)	Includes nine locations that are classified as discontinued operations

(b)	Includes three locations that are classified as discontinued operations
There are currently 102 company-owned and 42 franchised premium convenience restaurants operating in 18 states, the District of Columbia, and the United Arab Emirates (UAE). During the first quarter of fiscal 2008, eight franchised restaurants were opened, including one in the UAE. During the first quarter of fiscal 2008, we closed five company-owned restaurants of which two were underperforming locations where the leases expired and three were locations in Seattle, Washington where we have decided to exit the market and have agreed to sell the assets at these locations to a local restaurant development company that will operate those locations under a different brand.
Our restaurants offer innovative savory made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers.
Our menu features high-quality sandwiches, freshly tossed salads, Cosi bagels, Flatbread pizzas, S’mores and other desserts. We feature our authentic hearth-baked crackly crust signature Cosi bread in two varieties, our original Rustica and our Etruscan Whole Grain. Our beverage menu features a variety of house coffees and other specialty coffee drinks, soft drinks, bottled beverages including premium still and sparkling water and teas. We also offer beer and wine at most of our locations and an additional limited selection of alcoholic beverages at some of our locations. Our restaurants offer lunch and afternoon coffee in a counter service format, with most offering breakfast and/or dinner and dessert menus as well. We operate our company-owned restaurants in two formats: Cosi and Cosi Downtown. Cosi Downtown restaurants, which are located in nonresidential central business districts, close for the day in the early evening, while Cosi restaurants offer dinner and dessert in a fast casual dining atmosphere.
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
We expect that company-owned restaurants (restaurants that we own as opposed to franchised restaurants) will always be an important part of our new restaurant growth; however, our franchising and area developer model will be key components of our growth strategy. We believe that our concept, growth potential and strong unit-level economics will enable us to attract experienced well-capitalized area developers. By franchising, we believe we will be able to increase the presence of our restaurants in various markets throughout the country and generate additional revenue without the large upfront capital commitments and risk associated with opening company-owned restaurants. We have secured commitments from 29 area developers for 332 restaurants, including 42 restaurants existing as of the end of the first quarter of fiscal 2008 and one international license agreement covering six countries in the Persian Gulf, and for which we have received $4.4 million in deposits.
We also continue to explore strategic opportunities with our Cosi Pronto (our grab-and-go concept) and full-service concepts in educational establishments, airports, train stations and other public venues that meet our operating and financial criteria. We believe that this is an attractive opportunity as evidenced by our franchising agreement with Aramark Educational Services, LLC for the operation of the Cosi restaurant located at St. Joseph’s University in Philadelphia, Pennsylvania.
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
Long Lived Assets: SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires management judgments regarding the future operating and disposition plans for marginally-performing assets, and estimates of expected realizable values for assets to be sold. Actual results may differ from those estimates. The application of SFAS 144 has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level periodically and record an impairment loss whenever we determine impairment factors are present. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. Restaurants are not considered for impairment during the period before they enter the comparable restaurant base, unless specific circumstances warrant otherwise.
During the three-month period ended March 31, 2008, we recorded an impairment charge of approximately $0.09 million related to the Seattle locations which is reported in discontinued operations. No impairment charges were recorded during the first quarter of fiscal 2007.
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
During the first quarter of fiscal 2008, we recorded a lease termination charge of approximately $0.2 million related to a location where we made the decision to not build a restaurant, subsequent to entering into a lease, and we reached an agreement with the landlord to terminate the lease. There were no lease termination charges or benefits recorded during the first quarter of fiscal 2007.
Stock-based Compensation Expense: We recognize stock-based compensation expense according to the fair value recognition provision of SFAS 123R, Share-Based Payment, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation expense be recognized in the financial statements. Stock-based compensation expense that we recognized for the quarter ended March 31, 2008 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested, as of December 31, 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after December 31, 2007, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, our stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. We recognized stock-based compensation expense of $0.5 million and $0.05 million during the quarters ended March 31, 2008 and April 2, 2007, respectively.
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
Income Taxes: We have recorded a full valuation allowance to reduce our deferred tax assets related primarily to net operating loss carryforwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carryforwards, based on the Company’s operating results. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets.
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
No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to tax positions due to the Company having either a tax loss or net operating loss carry-forwards to offset any taxable income in all subject years. As a result, no liability for uncertain tax positions was recorded as of March 31, 2008.
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
Franchise Fees and Royalties. Franchise fees and royalties includes fees earned from franchise agreements entered into with area developers and franchise operators as well as royalties received based on sales generated at franchised restaurants. We recognize the franchise fee in the period in which a franchise location opens. We recognize franchise royalties in the period in which sales are made by our franchise operators.
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
COMPARABLE RESTAURANT SALES
In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base any restaurant that is temporarily shut down for remodeling for a complete period in the period that it is shut down. At March 31, 2008 and April 2, 2007, there were 91 and 80 restaurants in our comparable restaurant base, respectively. At April 2, 2007, there were five restaurants temporarily closed for remodeling. At March 31, 2008 there were no restaurants temporarily closed for remodeling.
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

General and Administrative Expenses. General and administrative expenses include all corporate and administrative functions that support our restaurants and provide an infrastructure to operate our business. Components of these expenses include executive management; supervisory and staff salaries; stock-based compensation expense; non-field bonuses and related taxes and employee benefits; travel; information systems; training; support center rent and related occupancy costs; and professional and consulting fees. The salaries, bonuses and employee benefits costs included as general and administrative expenses are generally more fixed in nature and do not vary directly with the number of restaurants we operate. Stock-based compensation expense includes the charges related to recognizing the fair value of stock options and restricted stock as compensation for awards to certain key employees and non-employee directors, except the costs related to compensation for restaurant employees which are included in restaurant labor and related benefits.
Depreciation and Amortization. Depreciation and amortization principally consists of depreciation and amortization of restaurant assets.
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

RESULTS OF OPERATIONS
Our operating results for the three months ended March 31, 2008 and April 2, 2007, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended
	March 31,	April 2,
	2008	2007
Revenues:
Restaurant net sales	97.8%	98.6%
Franchise fees and royalties	2.2	1.4

Total revenue	100.0	100.0

Cost and expenses:
Cost of food and beverage (1)	23.2	23.1
Restaurant labor and related benefits (1)	34.6	35.0
Occupancy and other restaurant operating expenses (1)	30.0	29.5

	87.8	87.6
General and administrative expenses	15.2	19.3
Depreciation and amortization	6.4	6.6
Restaurant pre-opening expenses	0.1	0.9
Closed store costs	0.1	—
Lease termination expense	0.7	—

Total costs and expenses	108.4	113.1

Operating loss	(8.4)	(13.1)
Other income (expense):
Interest income	0.1	0.7

Loss from continuing operations	(8.3)	(12.4)
Discontinued operations:
Loss from discontinued operations	(0.8)	(1.1)

Net loss	(9.1)	(13.5)

(1)	These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues.
Restaurant Net Sales

	Restaurant Net Sales
		as a % of total
	(in thousands)	revenues

Q1 - 2008	$32,459	97.8%
Q1 - 2007	$30,689	98.6%
Restaurant net sales increased 5.8% during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. This increase was due primarily to $1.4 million of net sales at new restaurants not yet in their sixteenth month of operation as of March 31, 2008, and $0.7 million in net sales at restaurants that had been temporarily closed for remodeling during the first quarter of fiscal 2007 partially offset by a decrease of approximately $0.3 million in net sales related to company-owned restaurants closed subsequent to the first quarter of fiscal 2007. Sales at our comparable restaurant base during the first quarter of fiscal 2008 were relatively flat as compared to the first quarter of fiscal 2007. During the first quarter of fiscal 2008, our average guest check in comparable restaurants increased 0.2%, which was offset by 0.2% decrease in guest traffic. The increase in our average guest check was driven by a retail price increase taken at the end of February resulting in an approximately 0.3% impact to the quarter.

Franchise Fees and Royalties

	Franchise Fees and Royalties
		as a % of total
	(in thousands)	revenues

Q1 - 2008	$732	2.2%
Q1 - 2007	$432	1.4%
Franchise fees and royalties during the first quarter of fiscal 2008 consisted of approximately $0.5 million in royalties from franchise restaurants operated during the period and approximately $0.2 million in franchise fees related to the eight franchise restaurants that opened during the first quarter of fiscal 2008, including $0.01 million related to the licensing fees earned under the international licensing agreement for a location opened in the UAE during the quarter. Franchise fees and royalties during the first quarter of fiscal 2007 consisted of $0.2 million in royalties from franchise restaurants operated during the period and approximately $0.2 million in franchise fees related to six franchise restaurants that opened during the first quarter of fiscal 2007.
Costs and Expenses

	Cost of Food and Beverage
		as a % of
		restaurant net
	(in thousands)	sales

Q1 - 2008	$7,536	23.2%
Q1 - 2007	$7,099	23.1%
Cost of Food and Beverage. The slight increase in food and beverage costs as a percentage of net sales, during the first quarter of fiscal 2008, is due primarily to continued year-over-year pricing pressure on certain commodities like wheat, dairy and dairy related products, the impact of an unfavorable mix shift in beverage sales, partially offset by more effective field management of inventory.

	Restaurant Labor and Related
	Benefits
		as a % of
		restaurant net
	(in thousands)	sales

Q1 - 2008	$11,238	34.6%
Q1 - 2007	$10,745	35.0%
Restaurant Labor and Related Benefits. The decrease in restaurant labor and related benefits as a percent of restaurant net sales is due primarily to improved labor management during non-peak hours offset by an increase in employee benefit costs primarily related to health insurance.

	Occupancy and Other Restaurant
	Operating Expenses
		as a % of restaurant
	(in thousands)	net sales

Q1 - 2008	$9,753	30.0%
Q1 - 2007	$9,043	29.5%
Occupancy and Other Restaurant Operating Expenses. The increase in occupancy and other restaurant operating expenses during the first quarter of fiscal 2008 is due primarily to the impact on fixed occupancy costs as a percentage of net sales from new restaurants that have not yet reached expected sales levels, the impact of a relatively flat sales performance at comparable locations on non-rent occupancy costs such as taxes and utilities, higher costs for repairs and maintenance, and slightly higher costs for paper and packaging.

	General and Administrative Costs
		as a % of total
	(in thousands)	revenues

Q1 - 2008	$5,038	15.2%
Q1 - 2007	$5,981	19.3%
General and Administrative Costs. The decrease in general and administrative costs during the first quarter of fiscal 2008 is due to labor savings resulting from the impact of an administrative workforce reduction during the third quarter of fiscal 2007, lower travel costs associated with corporate activities, and the benefit of a cost shift related to the timing of marketing initiatives partially offset by higher stock-based compensation expense during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 resulting from the reversal of previously recorded charges related to forfeited unvested restricted stock shares during the 2007 first quarter.

	Depreciation and Amortization
		as a % of total
	(in thousands)	revenues

Q1 - 2008	$2,111	6.4%
Q1 - 2007	$2,060	6.6%
Depreciation and Amortization. The higher depreciation and amortization costs during the first quarter of fiscal 2008 is due primarily to the opening of new restaurants during and subsequent to the first quarter of fiscal 2007. The increase in depreciation and amortization expense was partially offset by the impact of impairments recorded during the second and fourth quarters of fiscal 2007, as well as the continued depreciation and amortization of our comparable restaurant base.

	Restaurant Pre-opening Expenses
		as a % of total
	(in thousands)	revenues

Q1 - 2008	$28	0.1%
Q1 - 2007	$270	0.9%
Restaurant Pre-opening Expenses. The restaurant pre-opening expenses during the first quarter of fiscal 2008 are related to a new company-owned restaurant scheduled to open during the second quarter of fiscal 2008. Restaurant pre-opening expenses during the first quarter of fiscal 2007 were related to the three new restaurants that opened during the period and additional restaurants that opened during the second quarter of fiscal 2007. During the first quarters of fiscal 2008 and 2007, approximately 98.9% and 54.8%, respectively, of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurants.

	Closed Store Costs
		as a % of total
	(in thousands)	revenues

Q1 - 2008	$32	0.1%
Q1 - 2007	$—	0.0%
Closed Store Costs. The closed store costs for the three-month period ended March 31, 2008 are related to two underperforming locations that closed during the quarter at the expiration of their operating leases. In addition, during the first quarter of fiscal 2008, we recorded closed store costs of $0.08 million related to the closing of the Seattle locations, which are reported in discontinued operations. There were no closed store costs recorded for the three-month period ended April 2, 2007.

	Lease Termination Expense
		as a % of total
	(in thousands)	revenues

Q1 - 2008	$243	0.7%
Q1 - 2007	$—	0.0%
Lease Termination Expense. During the first quarter of fiscal 2008, we recorded a lease termination charge of approximately $0.2 million related to a location where we made the decision to not build a restaurant, subsequent to entering into a lease, and we reached an agreement with the landlord to exit the lease. There were no lease termination charges or benefits recorded during the first quarter of fiscal 2007.

	Interest Income		Interest Expense
		as a % of		as a % of
		total		total
	(in thousands)	revenues	(in thousands)	revenues

Q1 - 2008	$45	0.1%	$1	0.0%
Q1 - 2007	$205	0.7%	$2	0.0%
Interest Income and Expense. During the fist quarter of fiscal 2008, we held no short-term investments, resulting in lower interest income as compared to the same period in fiscal 2007. During the first quarter of both fiscal 2008 and fiscal 2007, interest expense was insignificant.

	Loss from Continuing Operations
		as a % of total
	(in thousands)	revenues

Q1 - 2008	$2,744	8.3%
Q1 - 2007	$3,874	12.4%
Operating Loss. The decrease in our loss from continuing operations during the first quarter of fiscal 2008, as compared to first quarter of fiscal 2007, is due primarily to a reduction in general and administrative expenses and lower restaurant pre-opening costs offset by higher stock-based compensation expense, higher lease termination charges, and a decrease in restaurant operating margins driven by pricing pressures on certain commodities and by the impact of occupancy costs on new restaurants that have not yet reached expected sales levels.
Discontinued Operations. During the third quarter of fiscal 2007, the Company reached an agreement with Macy’s Inc. (“Macy’s”) relating to the six Cosi restaurants operated within Macy’s stores. Under the terms of the agreement,

Cosi ceased operations and closed those locations on August 19, 2007.
In addition, Cosi has reached an agreement to sell the assets of the three underperforming company-owned locations that operated in the state of Washington to a local restaurant development company. Under the terms of the agreement, Cosi will transfer rights to the assets and leasehold improvements for minimal cash consideration and the new owner will assume the tenant obligations under the real estate operating leases and operate those locations under a different brand. The assets at these locations have been previously impaired and we do not anticipate that we will realize any gain from this transaction. We ceased operating these restaurants as of the end of the first quarter of fiscal 2008 and we expect to complete the sale transaction during the second quarter of fiscal 2008.
In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the disposal of the Macy’s and Seattle locations qualify as discontinued operations and, accordingly, we have reported the results of operations of this group in discontinued operations in the accompanying consolidated financial statements for all periods presented.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were approximately $7.0 million on March 31, 2008, compared with $6.3 million on December 31, 2007. We had negative working capital of ($1.5) million on March 31, 2008, compared with negative working capital of ($0.6) million as of December 31, 2007. The decrease in working capital was primarily a function of deploying capital for maintaining existing restaurants, the building of a new restaurant and funding the operating loss for the period. Our principal requirements for cash are for working capital needs, maintaining existing restaurants, and financing construction of new restaurants.
Net cash provided by operating activities during the first quarter of fiscal 2008 was approximately $1.2 million compared to $2.0 million of net cash used in operating activities in the first quarter of fiscal 2007. The increase in cash provided by operating activities during the first quarter of fiscal 2008 was the result of a lower operating loss and the timing of payment of certain accrued liabilities and expenses during the first quarter of fiscal 2008 as compared to the same period last year.
Total cash used in investing activities was $0.6 million during the first quarter of fiscal 2008, compared to cash provided by investing activities of $3.7 million during the first quarter of fiscal 2007. The year-over-year decrease was due primarily to the decline in net redemptions of short-term investments, partially offset by lower capital expenditures in the first quarter of 2008 as compared to the first quarter of fiscal 2007. During the first quarter of fiscal 2007, we had net redemptions of short term investments of $8.1 million compared to none for the first quarter of fiscal 2008 as we held no short-term investments.
Total capital expenditures during the first quarter of fiscal 2008 were approximately $0.6 million, compared to expenditures of $4.3 million during the first quarter of fiscal 2007. Capital expenditures during the first quarter of fiscal 2008 were primarily for maintenance of existing restaurants and construction of a new restaurant. Capital expenditures during the first quarter of fiscal 2007 were primarily associated with new restaurants that opened during the fourth quarter of fiscal 2006, as well as the first and second quarters of fiscal 2007.
Cash provided by financing activities of approximately $0.05 million and $0.4 million during the first quarter of fiscal 2008 and the first quarter of fiscal 2007, respectively, was from proceeds from the exercise of stock options.
During fiscal 2008, we expect to open a very limited number of new company-owned restaurants. We currently have one restaurant under construction and expect it to open during the second quarter of fiscal 2008. We estimate the cost to open a company-owned restaurant is approximately $800,000, net of landlord contributions and including pre-opening expenses. We do not expect to incur any significant remodeling capital costs during 2008. However, we do expect to incur capital maintenance costs on existing restaurants. As we currently have no credit facility or available line of credit, we expect to fund our new company-owned restaurant construction costs and any required capital maintenance costs on existing locations from cash and cash equivalents on hand, expected cash flows generated by both existing and new company-owned restaurants and expected franchise fees and royalties.

We believe that our current cash and cash equivalents, and expected cash flows from company-owned restaurant operations and franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs in existing restaurant locations for the next twelve months. In analyzing our cash outlays during fiscal 2007, 50.7% of our cash outlay was spent on new company-owned restaurants and 40.8% of our cash outlay was spent on remodeling and maintenance costs associated with existing locations. We do not anticipate the same level of cash outlays for capital expenditures during fiscal 2008. We expect cash and cash equivalent levels to increase during the second quarter of fiscal 2008 and in subsequent quarters where we historically experience more favorable seasonality. However, if our existing and new company-owned restaurants do not generate the cash flow levels that we expect, if we do not open new company-owned and franchised restaurants according to our expectations, or if we do not generate the franchise fees and royalties that we currently expect, then we may not be able to open additional company-owned restaurants, we may have to initiate further labor reductions in general and administrative support functions, seek to sell certain company-owned locations to franchisees or other third parties or seek other sources of debt or equity financing.
We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of March 31, 2008:
Contractual Obligations

	Payments Due by Period (in thousands)
		Due 2nd
		through 4th	Due Fiscal	Due Fiscal
	Total	Quarter of	2009 through	2011 through	Due After
Description	Obligations	Fiscal 2008	Fiscal 2010	Fiscal 2012	Fiscal 2012
Long-term debt (1)	$100	$25	$50	$25	$—
Operating leases (2) (3)	82,186	11,601	28,461	21,655	20,469
Purchase obligations (4)	458	458	—	—	—

Total contractual cash obligations	$82,744	$12,084	$28,511	$21,680	$20,469

(1)	Amounts shown include aggregate scheduled interest payments of $0.02 million. The principal amount of the debt, net of interest obligations, is included in the Other long-term liabilities, in the attached consolidated balance sheets.

(2)	Amounts shown are net of an aggregate $0.4 million of sub-lease rental income due under non-cancelable subleases.

(3)	Amounts include approximately an aggregate $0.2 million of obligations on leases for restaurants that have been closed as of March 31, 2008.

(4)	Constitute primarily contractual obligations related to new restaurant construction.
We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance and common area and other operating costs. Some restaurant leases provide for contingent rental payments which are not included in the above table.
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
We have a long-term beverage marketing agreement with the Coca-Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received as of March 31, 2008.

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
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including those described in Item 1A of this report. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if our future changes make it clear that any projected results expressed or implied therein will not be realized. Listed below are just some of the factors that would impact our forward-looking statements:
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risk exposures primarily relate to our cash and cash equivalents. We have no derivative financial instruments or derivative commodity instruments. All of our transactions are conducted, and our accounts are denominated, in United States’ dollars. Accordingly, we are not exposed to foreign currency risk.
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
Part II. OTHER INFORMATION
Item 1: LEGAL PROCEEDINGS
From time to time, we are a defendant in litigation arising in the ordinary course of our business, including but not limited to, claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations or other federal and state laws applicable to our business operations, employment-related claims, property damages, claims from guests alleging illness, injury or other food quality, health or operational concerns, and enforcement of intellectual property rights. To date, none of such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A: RISK FACTORS
During the three months ended March 31, 2008, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. For a discussion of our risk factors, see Item 1A of such Annual Report on Form 10-K.
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

COSI, INC.
Date: May 8, 2008	By:	/s/ JAMES HYATT
James Hyatt
President, Chief Executive Officer, and Director

Date: May 8, 2008	By:	/s/ WILLIAM KOZIEL
William Koziel
Chief Financial Officer (chief accounting officer) Treasurer and Secretary

EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.