Form 10-Q
period 2008-06-30
COSI INC
filed 2008-08-07
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock, $.01 par value, outstanding at August 4, 2008: 41,155,851.

COSI, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cosi, Inc.
Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(dollars in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$6,041	$6,309
Accounts receivable, net	642	658
Inventories	1,009	1,045
Prepaid expenses and other current assets	3,103	3,796
Assets held for sale	—	122
Assets of discontinued operations	—	35

Total current assets	10,795	11,965

Furniture and fixtures, equipment and leasehold improvements, net	39,882	42,477
Intangibles, security deposits and other assets, net	1,949	1,970

Total assets	$52,626	$56,412

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,742	$2,106
Accrued expenses	9,950	9,014
Deferred franchise revenue	474	783
Current liabilities of discontinued operations	27	285
Current portion of other long-term liabilities	368	465

Total current liabilities	12,561	12,653

Deferred franchise revenue	2,869	2,730
Other long-term liabilities, net of current portion	7,059	7,183

Total liabilities	22,489	22,566

Commitments and contingencies

Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 41,155,851 and 41,047,985 shares issued, respectively	412	411
Additional paid-in capital	276,234	275,187
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(245,311)	(240,554)

Total stockholders’ equity	30,137	33,846

Total liabilities and stockholders’ equity	$52,626	$56,412

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Operations
For the Three and Six Month Periods Ended June 30, 2008 and July 2, 2007
(dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$36,207	$35,043	$68,666	$65,732
Franchise fees and royalties	516	405	1,248	837

Total revenues	36,723	35,448	69,914	66,569

Costs and expenses:
Cost of food and beverage	8,261	7,961	15,797	15,060
Restaurant labor and related benefits	11,778	11,900	23,016	22,725
Occupancy and other restaurant operating expenses	9,930	9,703	19,685	18,664

	29,969	29,564	58,498	56,449
General and administrative expenses	6,069	6,142	11,106	12,121
Depreciation and amortization	2,056	2,207	4,167	4,267
Restaurant pre-opening expenses	73	311	100	581
Provision for losses on asset impairments and disposals	267	945	267	945
Closed store costs	13	262	47	262
Lease termination expense	—	193	243	193

Total costs and expenses	38,447	39,624	74,428	74,818

Operating loss	(1,724)	(4,176)	(4,514)	(8,249)

Interest income	27	139	72	344
Interest expense	(2)	(2)	(3)	(4)

Loss from continuing operations	(1,699)	(4,039)	(4,445)	(7,909)
Discontinued operations:
Loss from discontinued operations	(30)	(3,362)	(312)	(3,697)

Net loss	$(1,729)	$(7,401)	$(4,757)	$(11,606)

Per Share Data:
Loss per share, basic and diluted Continuing operations	$(0.04)	$(0.10)	$(0.11)	$(0.20)
Discontinued operations	$(0.00)	$(0.09)	$(0.01)	$(0.09)

Net loss	$(0.04)	$(0.19)	$(0.12)	$(0.30)

Weighted average shares outstanding:	40,030,460	39,353,590	39,980,356	38,962,370

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2008
(unaudited)
(dollars in thousands, except share data)

	Common Stock			Treasury Stock
			Additional
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, December 31, 2007	41,047,985	$411	$275,187	239,543	$(1,198)	$(240,554)	$33,846

Exercise of options	23,696	—	53	—	—	—	53
Net issuance of restricted stock	84,170	1	—	—	—	—	1
Stock-based compensation	—	—	994	—	—	—	994
Exercise of warrants	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(4,757)	(4,757)

Balance, June 30, 2008	41,155,851	$412	$276,234	239,543	$(1,198)	$(245,311)	$30,137

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30, 2008 and July 2, 2007
(dollars in thousands)

	June 30, 2008	July 2, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,757)	$(11,606)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,172	4,645
Non-cash portion of asset impairments and disposals	355	2,872
Non-cash portion of store closing costs	24	1,455
Provision for bad debts	(2)	—
Stock-based compensation expense	995	598
Changes in operating assets and liabilities:
Accounts receivable	18	872
Inventories	65	(109)
Prepaid expenses and other current assets	691	795
Other assets	43	28
Accounts payable and accrued expenses	212	(947)
Deferred franchise revenue	(170)	404
Other long-term liabilities	(194)	117

Net cash provided by (used in) operating activities	1,452	(876)

Cash flows from investing activities:
Capital expenditures	(1,789)	(10,035)
Proceeds from sale of assets	30	—
Purchases of investments	—	(20,777)
Redemptions of investments	—	34,752
Net (payments) refunds of security deposits	(14)	3

Net cash (used in) provided by investing activities	(1,773)	3,943

Cash flows from financing activities:
Net proceeds from exercise of stock options	53	1,844

Net cash provided by financing activities	53	1,844

Net (decrease) increase in cash and cash equivalents	(268)	4,911
Cash and cash equivalents, beginning of period	6,309	938

Cash and cash equivalents, end of period	$6,041	$5,849

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$49	$62

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
The results for the three and six month periods ended June 30, 2008 and July 2, 2007 are not indicative of the results for the full fiscal year.
Certain amounts in the July 2, 2007 consolidated statement of operations have been reclassified to conform to the June 30, 2008 presentation.
This Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”).
Note 2 — Stock-Based Compensation Expense
A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended		For the Six Months Ended
	(in thousands)		(in thousands)
	June 30,	July 2,	June 30,	July 2,
	2008	2007	2008	2007
Stock option compensation expense	$51	$109	$102	$226
Restricted stock compensation expense (benefit), net of forfeitures	469	434	893	372

Total non-cash, stock-based compensation expense, net of forfeitures	$520	$543	$995	$598

As of June 30, 2008, there was approximately $0.3 million of total unrecognized compensation expense related to stock options granted under the Company’s various incentive plans which will be recognized over the remaining vesting period of the options through fiscal 2010. In addition, as of June 30, 2008, there was approximately $3.1 million of total unrecognized compensation expense related to restricted stock granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”). The expense related to restricted stock grants will be recognized on a straight-line basis over a period of four years from the date of each grant through fiscal 2012.
During the second quarter of fiscal 2008, pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 50,000 shares of our authorized but unissued common stock to a key employee. The vesting of these shares will occur as follows: (i) 20%

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
of the shares vested on the grant date, and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares for the grant made during the second quarter of fiscal 2008, based on the closing price of our common stock on the date of the grant, was approximately $0.1 million. There were no issuances of restricted stock grants during the second quarter of fiscal 2007.
During the six month periods ended June 30, 2008 and July 2, 2007, pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 50,000 and 183,250 shares, respectively, of our authorized but unissued common stock to certain key employees. The vesting of these shares will occur as follows: (i) 20% of the shares vested on the grant date, and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares for the grants made during the first six months of fiscal 2008 and fiscal 2007, based on the closing price of our common stock on the date of the grants, was approximately $0.1 million and $0.9 million, respectively.
Stock-based compensation expense relating to restricted stock grants of approximately $0.5 million and $0.4 million, respectively, is included in the accompanying consolidated statement of operations for the quarters ended June 30, 2008 and July 2, 2007. For the six month periods ended June 30, 2008 and July 2, 2007 stock-based compensation expense relating to restricted stock grants included in the accompanying consolidated statement of operations is $0.9 million and $1.1 million, respectively.
During the second quarters of fiscal 2008 and fiscal 2007, 4,650 and 2,300 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.03 million and $0.02 million, respectively. During the six month periods ended June 30, 2008, and July 2, 2007, 12,650 and 403,800, shares respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was $0.09 million and $3.0 million, respectively. The accompanying consolidated statement of operations for the six month periods ended June 30, 2008 and July 2, 2007 reflects the reversal of approximately $0.02 million and $0.7 million of previously amortized costs related to these forfeited shares in fiscal 2008 and fiscal 2007, respectively.
NOTE 3 — Warrants
During the three-month periods ended June 30, 2008, and July 2, 2007, there were no exercises of warrants. There were no exercises of warrants during the six month period ended June 30, 2008. During the six-month period ended July 2, 2007, we sold 47,384 shares of our common stock for an aggregate consideration of $0.3 million pursuant to the exercise of warrants, all of which were settled under the net exercise method. Using the net exercise method, a net 699 shares were issued and 46,685 shares were surrendered.
The exercise prices of the warrants are fixed as of the date of issuance, and the warrants are exercisable for a period of 10 years after the date of issuance. The aggregate exercise price may be payable by check or by surrender of shares based on market price equal in value to the aggregate exercise price. All of the warrants provide for adjustment of the number of warrant shares and the exercise price in the event we subdivide the outstanding common stock into a greater number of shares or combine the outstanding shares of common stock into a smaller number of shares. All of the warrants provide for anti-dilution adjustments in the event of stock splits, stock dividends, or recapitalization, reorganization, reclassification, consolidation, merger, stock exchange, sale of all or substantially all of the Company’s assets or other similar transactions. Some of these warrants also provide for anti-dilution adjustments in the event we sell our stock at, or issue options, warrants, rights or other convertible securities having an exercise price of less than the exercise price of such warrants or less than the market price as of the date of such issue or sale. All holders of these warrants are entitled to participate in any dividends declared upon shares of our common stock (other than dividends payable solely in shares of common stock) as if these holders had fully exercised such warrants.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
As of June 30, 2008 there were 29,189 warrants outstanding all of which had expiration dates at varying times during April 2008. The terms of these warrants required the company to provide the holder with notice of the applicable expiration date and the company provided such notice in August 2008. Such notice allows holders to exercise the warrant until 30 days after notice.
NOTE 4 — Earnings Per Share
Basic and diluted loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. In-the-money stock options and warrants to purchase an aggregate of 72,322 and 561,533 shares of common stock, plus 838,050 and 775,000 unvested restricted shares, were outstanding at June 30, 2008, and July 2, 2007, respectively. As of June 30, 2008 there were 29,189 warrants outstanding all of which had expiration dates at varying times during April 2008. The terms of these warrants required the company to provide the holder with notice of the applicable expiration date and the company provided such notice in August 2008. Such notice allows holders to exercise the warrant until 30 days after notice. These stock options, warrants and unvested restricted shares outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. Out-of-the-money stock options and warrants to purchase an aggregate of 1,387,081 and 3,182,833 shares of common stock were outstanding at June 30, 2008 and July 2, 2007, respectively.
NOTE 5 — Asset impairments
During the three and six month periods ended June 30, 2008, we recorded an impairment charge of approximately $0.3 million related to one underperforming location. In addition, during the six month period ended June 30, 2008 we also recorded an impairment charge of approximately $0.09 million related to the Seattle locations, which is reported in discontinued operations. During the three and six month periods ended July 2, 2007, we recorded an impairment charge of approximately $0.9 million related to two underperforming restaurants as well as approximately $3.1 million related to the Seattle and Macy’s locations which is reported in discontinued operations.
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate possible impairment at the individual restaurant level periodically and record an impairment loss whenever we determine impairment factors are present. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. Restaurants are not considered for impairment during the period before they enter the comparable restaurant base, unless specific circumstances warrant otherwise.
NOTE 6 — Lease Termination Costs
During the second quarter of fiscal 2008, we did not record any lease termination charges. During the six month period ended June 30, 2008 we recorded lease termination charges of approximately $0.2 million related to a location where we made the decision, subsequent to entering into a lease, not to build a restaurant and reached an agreement with the landlord to terminate the lease. During the three and six month period ended July 2, 2007, we recorded a lease termination charge of approximately $0.2 million related to a lease for a location where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant and, in accordance with the terms of the lease, Cosi exercised the exit provision.
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

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
NOTE 7 — Discontinued Operations
During the second quarter of fiscal 2008, Cosi sold the assets of the three company-owned locations formerly operated in the state of Washington. Under the terms of the agreement, Cosi transferred rights to the assets and leasehold improvements to a local restaurant development company for consideration of approximately $0.03 million. We ceased operating the restaurants as of the end of the first quarter of fiscal 2008. The current liabilities associated with discontinued operations will be paid by Cosi.
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
The assets and liabilities associated with discontinued operations consisted of the following:

	As of
	June 30, 2008	December 31, 2007
	(dollars in thousands)
Current assets:
Inventories	$—	$27
Other current assets	—	8

Total assets of discontinued operations	$—	$35

Current liabilities:
Accrued expenses	$27	$161
Other current liabilities	—	124

Total current liabilities of discontinued operations	$27	$285

The following table shows the results of discontinued operations which include the results of operations for both the Seattle and Macy’s locations.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Revenues
Restaurant net sales	$—	$1,087	$373	$2,056

Costs and expenses
Cost of food and beverage	—	316	107	607
Restaurant labor and related benefits	—	506	188	1,004
Occupancy and other restaurant operating expenses	—	362	181	689

	—	1,184	476	2,300
Depreciation and amortization	—	190	5	378
Closed store costs	30	—	116	—
Asset impairments	—	3,075	88	3,075

Total costs and expenses	30	4,449	685	5,753

Loss from discontinued operations	$(30)	$(3,362)	$(312)	$(3,697)

During the first six months of fiscal 2008, we recorded a charge of approximately $0.09 million related to the impairment of assets at the Seattle locations. During the three and six month periods ended July 2, 2007, we recorded impairment charges of approximately $3.1 million related to the assets at the Seattle and Macy’s locations.
NOTE 8 — Contingencies
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
NOTE 9 — Income Taxes
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
No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to tax positions due to the Company having either a tax loss or net operating loss carryforwards to

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
offset any taxable income in all subject years. As a result, no liability for uncertain tax positions has been recorded.
Should the Company need to accrue interest or penalties on uncertain tax positions, it would recognize the interest as interest expense and the penalties as a general and administrative expense.
NOTE 10 — New Accounting Pronouncements
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial
Liabilities — Including an Amendment of FASB Statement No. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Cosi did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS No. 159 on January 1, 2008 and we did not elect to report at fair value any new financial assets or liabilities entered during the quarter and six month period ended June 30, 2008.
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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended June 30, 2008 and July 2, 2007 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2007 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.
OVERVIEW
System wide restaurants:

	For the Three Months Ended
	June 30, 2008			July 2, 2007
	Company-			Company-
	Owned	Franchise	Total	Owned		Franchise	Total
Restaurants at beginning of period	102	42	144	113	(a)	19	132
New restaurants opened	1	2	3	1		3	4
Restaurants permanently closed	1	1	2	1		—	1

Restaurants at end of period	102	43	145	113	(a)	22	135

(a)	Includes nine locations that are classified as discontinued operations

	For the Six Months Ended
	June 30, 2008			July 2, 2007
	Company-			Company-
	Owned	Franchise	Total	Owned		Franchise	Total
Restaurants at beginning of period	107 (b)	34	141	110	(a)	13	123
New restaurants opened	1	10	11	4		9	13
Restaurants permanently closed	6	1	7	1		—	1

Restaurants at end of period	102	43	145	113	(a)	22	135

(a)	Includes nine locations that are classified as discontinued operations

(b)	Includes three locations that are classified as discontinued operations
There are currently 102 company-owned and 43 franchised premium convenience restaurants operating in 18 states, the District of Columbia, and the United Arab Emirates (UAE). Three new Cosi restaurants opened during the second quarter of fiscal 2008, of which one was a company-owned restaurant located in Virginia and two were franchised restaurants located in the UAE. In addition, two restaurants closed during the second quarter of fiscal 2008. We closed one company-owned restaurant in New York where the lease expired and we were unable to negotiate acceptable renewal terms with the landlord and one franchised restaurant closed in Texas. One new company-owned restaurant and ten franchised restaurants have opened during the first six months of fiscal 2008, including three franchised restaurants in the UAE. During the first six months of fiscal 2008, we closed six company-owned restaurants, of which two were underperforming locations where the leases expired, one location where the lease expired and we were unable to negotiate acceptable renewal terms, and three were locations in Seattle, Washington where we exited the market and sold the assets at those locations to a local restaurant development company that will operate them under a different brand.
Our restaurants offer innovative, savory, made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers.
Our menu features high-quality sandwiches, freshly tossed salads, Cosi bagels, Flatbread pizzas, S’mores and other desserts. We feature our authentic hearth-baked crackly crust signature Cosi bread in two varieties, our original Rustica and our Etruscan Whole Grain. Our beverage menu features a variety of house coffees and other specialty coffee drinks, soft drinks, bottled beverages including premium still and sparkling water and teas. We also offer beer and wine at most of our locations and an additional limited selection of alcoholic beverages at some of our locations. Our restaurants offer lunch and afternoon coffee in a counter service format, with most offering breakfast and/or dinner and dessert menus as well. We operate our company-owned restaurants in two formats: Cosi and Cosi Downtown. Cosi Downtown restaurants, which are located in nonresidential central business districts, close for the day in the early evening, while Cosi restaurants offer dinner and dessert in a fast casual dining atmosphere. All our restaurants offer our catering services which include breakfast baskets, lunch buffets, dessert and fruit platters, and many of our core menu offerings.
We are currently eligible to offer franchises in 47 states and the District of Columbia. We offer franchises to area developers and individual franchise operators. The initial franchise fee, payable to us, for both an area developer and an individual franchise operator, is $40,000 for the first restaurant and $35,000 for each additional restaurant.
We expect that company-owned restaurants (restaurants that we own as opposed to franchised restaurants) will always be an important part of our new restaurant growth; however, our franchising and area developer models will be key components of our growth strategy. We believe that our concept, growth potential and strong unit-level economics will enable us to attract experienced well-capitalized area developers. By franchising, we believe we will be able to increase the presence of our restaurants in various markets throughout the country and generate additional revenue without the large upfront capital commitments and risk associated with opening company-owned restaurants.
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

During the three and six month period ended June 30, 2008, we recorded an impairment charge of approximately $0.3 million related to one underperforming location. In addition, during the six month period ended June 30, 2008 we also recorded an impairment charge of approximately $0.09 million related to the Seattle locations, which is reported in discontinued operations. During the three and six month period ended July 2, 2007, we recorded an impairment charge of approximately $0.9 million related to two underperforming restaurants as well as approximately $3.1 million related to the Seattle and Macy’s locations which is reported in discontinued operations.
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
During the second quarter of fiscal 2008, we did not record any lease termination charges. For the six month period ended June 30, 2008, we recorded a lease termination charge of approximately $0.2 million related to a location where we made the decision to not build a restaurant, subsequent to entering into a lease, and we reached an agreement with the landlord to terminate the lease. During the three and six month period ended July 2, 2007, we recorded lease termination charges of approximately $0.2 million related to a lease for a location where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant and, in accordance with the terms of the lease, Cosi exercised the exit provision.
Stock-Based Compensation Expense: We recognize stock-based compensation expense according to the fair value recognition provision of SFAS 123R, Share-Based Payment, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation expense be recognized in the financial statements. Stock-based compensation expense that we recognized for the quarter ended June 30, 2008 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested, as of March 31, 2008, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after March 31, 2008, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, our stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. We recognized stock-based compensation expense of $0.5 million for both the quarters ended June 30, 2008 and July 2, 2007. For the six month periods ended June 30, 2008 and July 2, 2007, we recognized stock-based compensation expense of $1.0 million and $0.6 million respectively.
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
No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to tax positions due to the Company having either a tax loss or net operating loss carry-forwards to offset any taxable income in all subject years. As a result, no liability for uncertain tax positions has been recorded.
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
COMPARABLE RESTAURANT SALES
In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base any restaurant that is temporarily shut down for remodeling for a complete period in the period that it is shut down. At

June 30, 2008 and July 2, 2007, there were 96 and 89 restaurants in our comparable restaurant base, respectively. There were no restaurants temporarily closed for remodeling at June 30, 2008 or at July 2, 2007.
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
General and Administrative Expenses. General and administrative expenses include all corporate and administrative functions that support our restaurants and provide an infrastructure to operate our business. Components of these expenses include executive management; supervisory and staff salaries; non-field stock-based compensation expense; non-field bonuses and related taxes and employee benefits; travel; information systems; training; support center rent and related occupancy costs; and professional and consulting fees. The salaries, bonuses and employee benefits costs included as general and administrative expenses are generally more fixed in nature and do not vary directly with the number of restaurants we operate. Stock-based compensation expense includes the charges related to recognizing the fair value of stock options and restricted stock as compensation for awards to certain key employees and non-employee directors, except the costs related to stock-based compensation for restaurant employees which are included in restaurant labor and related benefits.
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

RESULTS OF OPERATIONS
Our operating results for the three months ended June 30, 2008 and July 2, 2007, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2008	2007	2008	2007
Revenues:
Restaurant net sales	98.6%	98.9%	98.2%	98.7%
Franchise fees and royalties	1.4	1.1	1.8	1.3

Total revenue	100.0	100.0	100.0	100.0

Cost and expenses:
Cost of food and beverage (1)	22.8	22.7	23.0	22.9
Restaurant labor and related benefits (1)	32.5	34.0	33.5	34.6
Occupancy and other restaurant operating expenses (1)	27.4	27.7	28.7	28.4

	82.7	84.4	85.2	85.9
General and administrative expenses	16.5	17.3	15.9	18.2
Depreciation and amortization	5.6	6.2	6.0	6.4
Restaurant pre-opening expenses	0.2	0.9	0.1	0.9
Provision for losses on asset impairments and disposals	0.7	2.7	0.4	1.4
Closed store costs	—	0.7	0.1	0.4
Lease termination expense	—	0.5	0.3	0.3

Total costs and expenses	104.7	111.8	106.5	112.4

Operating loss	(4.7)	(11.8)	(6.5)	(12.4)
Other income (expense):
Interest income	0.1	0.4	0.1	0.5
Interest expense	—	—	—	—

Loss from continuing operations	(4.6)	(11.4)	(6.4)	(11.9)
Discontinued operations:
Loss from discontinued operations	(0.1)	(9.5)	(0.4)	(5.5)

Net loss	(4.7)	(20.9)	(6.8)	(17.4)

(1)	These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues.

Restaurant Net Sales

	Restaurant net sales
		as a % of total
	(in thousands)	revenues

Quarter ended June 30, 2008	$36,207	98.6%
Quarter ended July 2, 2007	$35,043	98.9%

		as a % of total
	(in thousands)	revenues

Six months ended June 30, 2008	$68,666	98.2%
Six months ended July 2, 2007	$65,732	98.7%
Restaurant net sales. Restaurant net sales increased 3.3% during the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007. This increase was due primarily to $0.9 million of net sales at three new restaurants not yet in their sixteenth month of operation as of June 30, 2008, a 2.3% or $0.7 million increase in comparable restaurant net sales, and $0.2 million in net sales at restaurants that had been temporarily closed for remodeling during the second quarter of fiscal 2007 partially offset by a decrease of approximately $0.6 million in net sales related to five company-owned restaurants closed subsequent to the second quarter of fiscal 2007. For comparable restaurants, during the second quarter of fiscal 2008, our average guest check increased 1.9% and our transaction count increased 0.4% compared to fiscal 2007. The increase in our average guest check was primarily driven by retail price increases during the quarter resulting in an approximately 2.8% impact on the quarter, partially offset by product mix shift.
Restaurant net sales increased 4.5% during the first six months of fiscal 2008 as compared to the first six months of fiscal 2007. This increase was due primarily to $2.2 million of net sales at three new restaurants not yet in their sixteenth month of operation as of June 30, 2008, $0.9 million in net sales at restaurants that had been temporarily closed for remodeling during the first six months of fiscal 2007, and a 1.2% or $0.8 million increase in comparable restaurant net sales, partially offset by a decrease of approximately $1.0 million in net sales related to five company-owned restaurants closed subsequent to the second quarter of fiscal 2007. For comparable restaurants, during the first six months of fiscal 2008, our average guest check increased 1.1% and our transaction count increased 0.1% compared to fiscal 2007. The increase in our average guest check was primarily driven by retail price increases during the second quarter resulting in an approximately 1.6% impact on the six month period, partially offset by product mix shift.
Franchise Fees and Royalties

	Franchise fees and royalties
		as a % of total
	(in thousands)	revenues

Quarter ended June 30, 2008	$516	1.4%
Quarter ended July 2, 2007	$405	1.1%

		as a % of total
	(in thousands)	revenues

Six months ended June 30, 2008	$1,248	1.8%
Six months ended July 2, 2007	$837	1.3%
Franchise fees and royalties. Franchise fees and royalties increased by 27.4% or $0.1 million to $0.5 million in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 due primarily to a $0.2 million (79.5%) increase in royalties partially offset by lower franchise fees in the second quarter of 2008 as compared to 2007.
Franchise fees and royalties for the first six months of fiscal 2008 increased by 49.1% or $0.4 million due primarily to a $0.5 million (91.6%) increase in royalties partially offset by lower franchise fees for the first six months of 2008 compared to the same period in 2007.

Costs and Expenses

	Cost of food and beverage
		as a % of restaurant
	(in thousands)	net sales

Quarter ended June 30, 2008	$8,261	22.8%
Quarter ended July 2, 2007	$7,961	22.7%

		as a % of restaurant
	(in thousands)	net sales

Six months ended June 30, 2008	$15,797	23.0%
Six months ended July 2, 2007	$15,060	22.9%
Cost of food and beverage. The slight increase in food and beverage costs as a percentage of net sales, during the second quarter and the first six months of fiscal 2008, as compared to the same periods in fiscal 2007, is due primarily to continued year-over-year pricing pressure on certain commodities, primarily wheat, and higher fuel costs, partially offset by the impact of higher revenues resulting from the menu price increases taken during the second quarter.

	Restaurant labor and related benefits
		as a % of restaurant
	(in thousands)	net sales

Quarter ended June 30, 2008	$11,778	32.5%
Quarter ended July 2, 2007	$11,900	34.0%

		as a % of restaurant
	(in thousands)	net sales

Six months ended June 30, 2008	$23,016	33.5%
Six months ended July 2, 2007	$22,725	34.6%
Restaurant labor and related benefits. The decrease in restaurant labor and related benefits as a percentage of restaurant net sales during the second quarter and the first six months of fiscal 2008, as compared to the same periods in fiscal 2007, is due primarily to more effective labor management during both peak and non-peak hours of operations.

	Occupancy and other restaurant
	operating expenses
		as a % of restaurant
	(in thousands)	net sales

Quarter ended June 30, 2008	$9,930	27.4%
Quarter ended July 2, 2007	$9,703	27.7%

		as a % of restaurant
	(in thousands)	net sales

Six months ended June 30, 2008	$19,685	28.7%
Six months ended July 2, 2007	$18,664	28.4%
Occupancy and other restaurant operating expenses. The decrease in occupancy and other restaurant operating expenses during the second quarter of fiscal 2008, as compared the second quarter of fiscal 2007, is due primarily to lower year-over-year expenditures for local store marketing efforts. The increase in occupancy and other restaurant operating expenses during the first six months of fiscal 2008, as compared to the first six months of fiscal 2007, is due primarily to costs relating to our catering call center initiatives, slightly higher paper and packaging costs and a slight deleveraging of occupancy costs against our comparable sales increase for the six month period.

	General and administrative expenses
		as a % of total
	(in thousands)	revenues

Quarter ended June 30, 2008	$6,069	16.5%
Quarter ended July 2, 2007	$6,142	17.3%

		as a % of total
	(in thousands)	revenues

Six months ended June 30, 2008	$11,106	15.9%
Six months ended July 2, 2007	$12,121	18.2%
General and administrative expenses. The decrease in general and administrative costs during the second quarter of fiscal 2008, as compared to the second quarter of fiscal 2007, is due to labor savings resulting from an administrative workforce reduction during the third quarter of fiscal 2007, as well as lower administrative and corporate travel costs, partially offset by higher legal costs and health related benefit costs. The decrease in general and administrative costs during the first six months of fiscal 2008, as compared to the first six months of fiscal 2007, is due to labor savings resulting from an administrative workforce reduction during the third quarter of fiscal 2007, lower recruiting costs resulting from our search to select and appoint a permanent Chief Executive Officer during 2007 and lower travel costs associated with corporate activities, partially offset by higher legal costs as well as higher stock-based compensation expense during the first six months of fiscal 2008 as compared to the first six months of fiscal 2007. The higher stock compensation expense resulted from the reversal, during the first quarter of 2007, of previously recorded charges related to forfeited unvested restricted stock shares.

	Depreciation and amortization
		as a % of total
	(in thousands)	revenues

Quarter ended June 30, 2008	$2,056	5.6%
Quarter ended July 2, 2007	$2,207	6.2%

		as a % of total
	(in thousands)	revenues

Six months ended June 30, 2008	$4,167	6.0%
Six months ended July 2, 2007	$4,267	6.4%
Depreciation and amortization. The lower depreciation and amortization costs during the second quarter and first six months of fiscal 2008, as compared the same periods in fiscal 2007 is due primarily to the impact of impairments recorded during the second and fourth quarters of fiscal 2007 as well as the continued depreciation and amortization of our comparable restaurant base, partially offset by higher depreciation and amortization costs related to new restaurants that opened during and subsequent to the second quarter of fiscal 2007.

	Restaurant pre-opening expenses
		as a % of total
	(in thousands)	revenues

Quarter ended June 30, 2008	$73	0.2%
Quarter ended July 2, 2007	$311	0.9%

		as a % of total
	(in thousands)	revenues

Six months ended June 30, 2008	$100	0.1%
Six months ended July 2, 2007	$581	0.9%

Restaurant pre-opening expenses. The restaurant pre-opening expenses for the second quarter and the first six months of fiscal 2008 are related to a new company-owned restaurant that opened during the second quarter of fiscal 2008. Restaurant pre-opening expenses during the second quarter of fiscal 2007 were related to one new restaurant that opened during the second quarter of fiscal 2007 and one new restaurant that opened during the third quarter of fiscal 2007. During the first six months of fiscal 2007, restaurant pre-opening expenses were related to four new restaurants that opened during the period and one additional restaurant that opened during the third quarter of fiscal 2007. During fiscal years 2008 and 2007, approximately 49.5% and 55.0%, respectively, of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurants.

	Provision for losses on asset
	impairments and disposals
		as a % of total
	(in thousands)	revenues

Quarter ended June 30, 2008	$267	0.7%
Quarter ended July 2, 2007	$945	2.7%

		as a % of total
	(in thousands)	revenues

Six months ended June 30, 2008	$267	0.4%
Six months ended July 2, 2007	$945	1.4%
Provision for losses on asset impairments and disposals. During the second quarter and first six months of fiscal 2008, we booked impairment charges of $0.3 million related to one underperforming location. Impairment charges booked during the second quarter and first six months of fiscal 2007 were related to the impairment of two underperforming restaurants. In addition, during the second quarter and first six months of fiscal 2007 we recorded approximately $3.1 million of impairment charges related to the Seattle and Macy’s locations which are reported in discontinued operations.

	Closed store costs
		as a % of total
	(in thousands)	revenues

Quarter ended June 30, 2008	$13	0.0%
Quarter ended July 2, 2007	$262	0.7%

		as a % of total
	(in thousands)	revenues

Six months ended June 30, 2008	$47	0.1%
Six months ended July 2, 2007	$262	0.4%
Closed store costs. The closed store costs for the three-month period ended June 30, 2008 are related to one location that closed during the quarter at the expiration of the lease where we were unable to negotiate acceptable renewal terms with the landlord. During the six month period ended June 30, 2008 the closed store costs are related to two underperforming locations that closed during the first quarter at the expiration of their operating leases and a location that closed during the second quarter of fiscal 2008. In addition, during the first six months of fiscal 2008 we recorded approximately $0.1 million in closed store costs related to the Seattle locations which is reported in discontinued operations. The closed store costs for the three and six month periods ended on July 2, 2007 are related to one restaurant that closed during the second quarter of fiscal 2007.

	Lease termination expense
		as a % of total
	(in thousands)	revenues

Quarter ended June 30, 2008	$—	0.0%
Quarter ended July 2, 2007	$193	0.5%

		as a % of total
	(in thousands)	revenues

Six months ended June 30, 2008	$243	0.3%
Six months ended July 2, 2007	$193	0.3%
Lease termination expense. There were no lease termination charges recorded during the second quarter of fiscal 2008. During the first six months of fiscal 2008, we recorded a lease termination charge of approximately $0.2 million related to a location where we made the decision to not build a restaurant, subsequent to entering into a lease, and we reached an agreement with the landlord to exit the lease. During the second quarter and first six months of fiscal 2007, we recorded lease termination charges of approximately $0.2 million related to a lease for a location where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant and, in accordance with the terms of the lease, Cosi exercised the exit provision.

	Interest income		Interest expense
		as a % of total		as a % of total
	(in thousands)	revenues	(in thousands)	revenues

Quarter ended June 30, 2008	$27	0.1%	$2	0.0%
Quarter ended July 2, 2007	$139	0.4%	$2	0.0%

		as a % of total		as a % of total
	(in thousands)	revenues	(in thousands)	revenues

Six months ended June 30, 2008	$72	0.1%	$3	0.0%
Six months ended July 2, 2007	$344	0.5%	$4	0.0%
Interest income and expense. During the second quarter and the first six months of fiscal 2008, we held no short-term investments, resulting in lower interest income for the second quarter and first six months of fiscal 2008 as compared to the same periods in fiscal 2007. During the second quarter and first six months of both fiscal 2008 and fiscal 2007, interest expense was insignificant.

	Loss from continuing operations
		as a % of total
	(in thousands)	revenues

Quarter ended June 30, 2008	$1,699	4.6%
Quarter ended July 2, 2007	$4,039	11.4%

		as a % of total
	(in thousands)	revenues

Six months ended June 30, 2008	$4,445	6.4%
Six months ended July 2, 2007	$7,909	11.9%
Loss from continuing operations. The $2.3 million decrease in our loss from continuing operations during the second quarter of fiscal 2008, as compared to second quarter of fiscal 2007, is due primarily to improved restaurant operating margins driven primarily by lower labor costs, lower charges for asset impairments and slightly lower general and administrative expenses. The $3.5 million decrease in our loss from continuing operations during the first six months of fiscal 2008, as compared to the same period last year, is due primarily to a reduction in general and administrative expenses, lower charges for asset impairments, improved restaurant operating margins driven primarily by lower labor costs, and lower restaurant pre-opening costs offset by higher stock-based compensation expense and higher lease termination charges.

Discontinued operations. During the third quarter of fiscal 2007, the Company reached an agreement with Macy’s Inc. (“Macy’s”) relating to the six Cosi restaurants operated within Macy’s stores. Under the terms of the agreement, Cosi ceased operations and closed those locations on August 19, 2007.
In addition, Cosi sold the assets of the three underperforming company-owned locations that operated in the state of Washington to a local restaurant development company. Under the terms of the agreement, Cosi transferred rights to the assets and leasehold improvements for minimal cash consideration and the new owner assumed the tenant obligations under the real estate operating leases and will operate those locations under a different brand. We ceased operating these restaurants as of the end of the first quarter of fiscal 2008.
In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the disposal of the Macy’s and Seattle locations qualify as discontinued operations and, accordingly, we have reported the results of operations of this group in discontinued operations in the accompanying consolidated financial statements for all periods presented.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were approximately $6.0 million on June 30, 2008, compared with $6.3 million on December 31, 2007. We had negative working capital of ($1.8) million on June 30, 2008, compared with negative working capital of ($0.6) million as of December 31, 2007. The decrease in working capital was primarily a function of deploying capital to build a new company-owned restaurant, maintaining existing company-owned restaurants, and funding the operating loss for the period. Our principal requirements for cash are for working capital needs, maintaining existing restaurants, and financing construction of new restaurants.
Net cash provided by operating activities during the six month period ended June 30, 2008 was approximately $1.5 million compared to $0.9 million of net cash used in operating activities in the six month period ended July 2, 2007. The increase in cash provided by operating activities during the first six months of fiscal 2008 was the result of a lower year-over-year operating loss.
Total cash used in investing activities was $1.8 million during the first six months of fiscal 2008, compared to cash provided by investing activities of $3.9 million during the first six months of fiscal 2007. The year-over-year decrease was due primarily to the decline in net redemptions of short-term investments, partially offset by lower capital expenditures in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007. During the first six months of fiscal 2007, we had net redemptions of short term investments of $14.0 million compared to none during fiscal 2008 as we held no short-term investments.
Total capital expenditures during the first six months of fiscal 2008 were approximately $1.8 million, compared to expenditures of $10.0 million during the first six months of fiscal 2007. Capital expenditures during fiscal 2008 were primarily for the construction of a new restaurant and maintenance of existing restaurants. Capital expenditures during the first six months of fiscal 2007 were primarily associated with the construction of eight new company-owned restaurants that opened during and subsequent to the fourth quarter of fiscal 2006 as well as one restaurant that opened during the third quarter of fiscal 2007 as well as remodel and maintenance costs associated with existing company-owned locations.
Cash provided by financing activities of approximately $0.05 million and $1.8 million during the first six months of fiscals 2008 and 2007, respectively, was from proceeds associated with the exercise of stock options.
We opened one new company-owned restaurant during the second quarter of fiscal 2008, and likely will not open any additional company-owned restaurants by the end of fiscal 2008. We estimate the cost to open a company-owned restaurant is approximately $800,000, net of landlord contributions and including pre-opening expenses. We do not expect to incur any significant remodeling capital costs during the balance of fiscal 2008. However, we do expect to incur additional capital maintenance costs on existing company-owned restaurants. As we currently have no credit facility or available line of credit, we expect to fund any required capital maintenance costs on existing company-owned locations and any restaurant construction costs for 2009 new company-owned locations from cash and cash equivalents on hand, expected cash flows generated by both existing and new company-owned restaurants and expected franchise fees and royalties.
We believe that our current cash and cash equivalents, and expected cash flows from company-owned restaurant operations and franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs in existing restaurant locations for the next twelve months. In analyzing our cash outlays during fiscal 2008, 50.3% of our capital cash outlay was spent on construction of new company-owned restaurants and 39.0% of our cash outlay was spent on maintenance costs associated with existing company-owned locations. We do not anticipate significant levels of cash outlays for capital expenditures during the remainder of fiscal 2008. We expect cash and cash equivalent levels to increase during the third quarter. However, if our existing and new company-owned restaurants do not generate the cash flow levels that we expect, if we do not open new company-owned and franchised restaurants according to our expectations, or if we do not generate the franchise fees and royalties that we currently expect, then we may not be able to open additional company-owned restaurants, we may have to initiate further labor reductions in general and administrative support functions, seek to sell certain company-owned locations to franchisees or other third parties or seek other sources of debt or equity financing.
We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of June 30, 2008:
Contractual Obligations

	Payments Due by Period (in thousands)
		Due 3rd
		through 4th	Due Fiscal	Due Fiscal
	Total	Quarter of	2009 through	2011 through	Due After
Description	Obligations	Fiscal 2008	Fiscal 2010	Fiscal 2012	Fiscal 2012
Long-term debt (1)	$100	$25	$50	$25	$—
Operating leases (2) (3)	82,605	7,904	29,544	22,888	22,269
Purchase obligations (4)	100	100	—	—	—

Total contractual cash obligations	$82,805	$8,029	$29,594	$22,913	$22,269

(1)	Amounts shown include aggregate scheduled interest payments of $0.02 million. The principal amount of the debt, net of interest obligations, is included in the Other long-term liabilities, in the attached cosolidated balance sheets. This obligation is related to a trademark infringement settlement.

(2)	Amounts shown are net of an aggregate $0.3 million of sub-lease rental income due under non-cancelable subleases and include accrued contractual lease increases of approximately an aggregate $5.0 million, which are included in Other long-term liabilities in the attached consolidated balance sheets.

(3)	Amounts include approximately an aggregate $0.1 million of obligations on leases for restaurants that have been closed as of June 30, 2008.

(4)	Constitute primarily contractual obligations related to new restaurant construction.
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
We have a long-term beverage marketing agreement with the Coca-Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received as of June 30, 2008.
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
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if our future changes make it clear that any projected results expressed or implied therein will not be realized. Listed below are just some of the factors that would impact our forward-looking statements:
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
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1: LEGAL PROCEEDINGS
From time to time, we are a defendant in litigation arising in the ordinary course of our business, including but not limited to, claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations or other federal and state laws applicable to our business operations, employment-related claims, property damages, claims from guests alleging illness, injury or other food quality, health or operational concerns, and enforcement of intellectual property rights. To date, none of such litigation, some of which is covered by insurance, has had a material adverse effect on our consolidated financial position, results of operations or cash flows. When appropriate, we establish reserves to cover probable and estimable losses related to legal proceedings. While we believe our reserves are adequate, the resolution of such matters may result in liabilities higher or lower than the reserves we establish.
Item 1A: RISK FACTORS
During the six months ended June 30, 2008, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. For a discussion of our risk factors, see Item 1A of such Annual Report on Form 10-K.
Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
We held our Annual Meeting for Stockholders on May 12, 2008 at which stockholders elected two directors nominated for a three-year term expiring at the 2011 Annual Meeting of Stockholders. The results of the voting were as follows:

NOMINEE	FOR	WITHHELD
William D. Forrest	18,604,393	13,916,284
Robert Merritt	32,318,247	202,430
The other directors whose term of office continued after the Annual Meeting are Michael O’Donnell and Karl Okamoto (each in the class of 2009) and Mark Demilio, Creed L. Ford, III and James Hyatt (each in the class of 2010).
Shareholders also voted to ratify the selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 29, 2008. The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
32,424,769	80,478	15,431	0
Item 6: EXHIBITS
(a) Exhibits:

Exhibit Number	Description

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
COSI, INC.

Date: August 7, 2008	By: /s/ JAMES HYATT
James Hyatt
President,
Chief Executive Officer, and Director

Date: August 7, 2008	By: /s/ WILLIAM KOZIEL
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