Form 10-Q
period 2008-09-29
COSI INC
filed 2008-11-06
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock, $.01 par value, outstanding at November 1, 2008: 41,016,755.

COSI, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cosi, Inc.
Consolidated Balance Sheets
As of September 29, 2008 and December 31, 2007
(dollars in thousands, except share and per share data)

	September 29, 2008	December 31, 2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$6,179	$6,309
Accounts receivable, net	862	658
Inventories	1,008	1,045
Prepaid expenses and other current assets	2,570	3,796
Assets held for sale	—	122
Assets of discontinued operations	—	35

Total current assets	10,619	11,965

Furniture and fixtures, equipment and leasehold improvements, net	37,408	42,477
Intangibles, security deposits and other assets, net	1,904	1,970

Total assets	$49,931	$56,412

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,914	$2,106
Accrued expenses	10,540	9,014
Deferred franchise revenue	509	783
Current liabilities of discontinued operations	12	285
Current portion of other long-term liabilities	428	465

Total current liabilities	13,403	12,653

Deferred franchise revenue	2,391	2,730
Other long-term liabilities, net of current portion	6,796	7,183

Total liabilities	22,590	22,566

Commitments and contingencies

Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 41,016,755 and 41,047,985 shares issued, respectively	410	411
Additional paid-in capital	276,535	275,187
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(248,406)	(240,554)

Total stockholders’ equity	27,341	33,846

Total liabilities and stockholders’ equity	$49,931	$56,412

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Operations
For the Three and Nine Month Periods Ended September 29, 2008 and October 1, 2007
(dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$33,975	$34,226	$102,641	$99,959
Franchise fees and royalties	955	611	2,203	1,448

Total revenues	34,930	34,837	104,844	101,407

Costs and expenses:
Cost of food and beverage	7,611	8,099	23,408	23,161
Restaurant labor and related benefits	11,540	11,913	34,557	34,638
Occupancy and other restaurant operating expenses	10,485	9,924	30,169	28,588

	29,636	29,936	88,134	86,387
General and administrative expenses	5,429	5,849	16,537	17,971
Depreciation and amortization	2,152	2,283	6,319	6,550
Restaurant pre-opening expenses	—	56	100	637
Provision for losses on asset impairments and disposals	800	365	1,067	1,310
Closed store costs (benefit)	6	(62)	53	200
Lease termination expense	55	84	298	277

Total costs and expenses	38,078	38,511	112,508	113,332

Operating loss	(3,148)	(3,674)	(7,664)	(11,925)

Interest income	18	105	90	449
Interest expense	(2)	(2)	(5)	(6)
Other Income	37	716	39	716

Loss from continuing operations	(3,095)	(2,855)	(7,540)	(10,766)
Discontinued operations:
Loss from discontinued operations	—	(147)	(312)	(3,842)

Net loss	$(3,095)	$(3,002)	$(7,852)	$(14,608)

Per Share Data:
Loss per share, basic and diluted
Continuing operations	$(0.08)	$(0.07)	$(0.19)	$(0.27)
Discontinued operations	$—	$(0.01)	$(0.01)	$(0.10)

Net loss	$(0.08)	$(0.08)	$(0.20)	$(0.37)

Weighted average shares outstanding:	40,103,956	39,613,931	40,021,556	39,179,557

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 29, 2008
(unaudited)
(dollars in thousands, except share data)

	Common Stock			Treasury Stock
			Additional
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, December 31, 2007	41,047,985	$410	$275,187	239,543	$(1,198)	$(240,554)	$33,846

Exercise of options	23,971	—	54	—	—	—	54
Net forfeitures of restricted stock	(55,330)	—	—	—	—	—	—
Stock-based compensation	—	—	1,294	—	—	—	1,294
Exercise of warrants	129	—	—	—	—	—	—
Net loss	—	—	—	—	—	(7,852)	(7,852)

Balance, September 29, 2008	41,016,755	$410	$276,535	239,543	$(1,198)	$(248,406)	$27,342

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 29, 2008 and October 1, 2007
(dollars in thousands)

	September 29,	October 1,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,852)	$(14,608)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	6,324	6,944
Non-cash portion of asset impairments and disposals	1,155	3,215
Non-cash portion of store closing costs	24	1,393
Provision for bad debts	2	1
Stock-based compensation expense	1,294	1,095
Changes in operating assets and liabilities:
Accounts receivable	(206)	1,186
Inventories	65	(32)
Prepaid expenses and other current assets	1,227	1,359
Other assets	64	91
Accounts payable and accrued expenses	1,227	(542)
Deferred franchise revenue	(613)	160
Other long-term liabilities	(545)	(620)

Net cash provided by (used in) operating activities	2,166	(358)

Cash flows from investing activities:
Capital expenditures	(2,389)	(12,104)
Proceeds from sale of assets	30	—
Purchases of investments	—	(20,777)
Redemptions of investments	—	39,738
Net refunds of security deposits	10	411

Net cash (used in) provided by investing activities	(2,349)	7,268

Cash flows from financing activities:
Net proceeds from exercise of stock options	53	1,856

Net cash provided by financing activities	53	1,856

Net (decrease) increase in cash and cash equivalents	(130)	8,766
Cash and cash equivalents, beginning of period	6,309	938

Cash and cash equivalents, end of period	$6,179	$9,704

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$90	$58

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
The results for the three and nine month periods ended September 29, 2008 and October 1, 2007 are not indicative of the results for the full fiscal year.
Certain amounts in the October 1, 2007 consolidated statement of operations have been reclassified to conform to the September 29, 2008 presentation.
This Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”).
Note 2 – Stock-Based Compensation Expense
A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended		For the Nine Months Ended
	(in thousands)		(in thousands)
	September 29,	October 1,	September 29,	October 1,
	2008	2007	2008	2007
Stock option compensation expense	$33	$88	$135	$314
Restricted stock compensation expense, net of forfeitures	267	409	1,159	781

Total non-cash, stock-based compensation expense, net of forfeitures	$300	$497	$1,294	$1,095

As of September 29, 2008, there was approximately $0.2 million of total unrecognized compensation expense related to stock options granted under the Company’s various incentive plans which will be recognized over the remaining vesting period of the options through fiscal 2010. In addition, as of September 29, 2008, there was approximately $2.1 million of total unrecognized compensation expense related to restricted stock granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”). The expense related to restricted stock grants will be recognized on a straight-line basis from the date of each grant through fiscal 2012.
There were no issuances of restricted stock grants during the third quarter of fiscal 2008. During the third quarter of

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
fiscal 2007, pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 515,000 shares of our authorized but unissued common stock to a key employee and a non-employee consultant.
Pursuant to the terms of his employment agreement, dated September 15, 2007 and in accordance with the 2005 Plan, we granted to James Hyatt, President and Chief Executive Officer, on September 15, 2007 a sign-on restricted stock grant of 200,000 shares (the “Sign-on Grant”) and an initial restricted stock grant of 275,000 shares (the “Initial Grant”) of our authorized but unissued common stock on September 15, 2007. Mr. Hyatt’s rights in the shares granted pursuant to the Sign-on Grant vested 50% at September 15, 2008 and the remaining 50% will vest at September 15, 2009 provided that at such date, Mr. Hyatt is in the employ of Cosi. Mr. Hyatt’s rights in the shares granted in the Initial Grant vested 20% on the grant date and an additional 20% will vest on each anniversary of the grant date provided that at each such date, Mr. Hyatt remains in the continuous employ of Cosi from and after the grant date and through each such anniversary date. The value of Mr. Hyatt’s shares, based on the closing price of our common stock on the date of the grants, was approximately $0.6 million and $0.9 million for the Sign-On Grant and Initial Grant, respectively.
In addition, during the third quarter of fiscal 2007, pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 40,000 shares of our authorized but unissued common stock to a non-employee consultant. The value of the shares, based on the closing price of our common stock on the date of the grant, was approximately $0.1 million. These shares vested 20% on the grant date and would have vested an additional 20% on each anniversary of the grant date provided that at each such date the non-employee consultant continued to be engaged to provide services to the Company. The non-employee consultant’s services were terminated during the third quarter of fiscal 2008 and all the unvested shares were forfeited at that time.
During the nine month periods ended September 29, 2008 and October 1, 2007, pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 50,000 and 698,250 shares, respectively, of our authorized but unissued common stock. The value of the shares for the grants made during the first nine months of fiscal 2008 and 2007, based on the closing price of our common stock on the date of the grants, was approximately $0.1 million and $2.6 million, respectively.
Stock-based compensation expense relating to restricted stock grants of approximately $0.4 million and $0.6 million is included in the accompanying consolidated statement of operations for the quarters ended September 29, 2008 and October 1, 2007, respectively. Stock-based compensation expense relating to restricted stock grants of approximately $1.3 million and $1.7 million, respectively, is included in the accompanying consolidated statement of operations for the nine month periods ended September 29, 2008 and October 1, 2007.
During the third quarter of fiscal 2008 and fiscal 2007, 139,500 and 163,050 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.8 million and $1.0 million, respectively. The accompanying consolidated statement of operations for the three month periods ended September 29, 2008 and October 1, 2007 reflects the reversal of approximately $0.1 million and $0.2 million of previously amortized costs related to these forfeited shares in fiscal 2008 and fiscal 2007, respectively.
During the nine month periods ended September 29, 2008 and October 1, 2007, 152,150 and 566,850 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.9 million and $4.0 million, respectively. The accompanying consolidated statement of operations for the nine month periods ended September 29,

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
2008 and October 1, 2007 reflects the reversal of approximately $0.2 million and $0.9 million of previously amortized costs related to these forfeited shares in fiscal 2008 and fiscal 2007, respectively.
NOTE 3 – Warrants
During the three-month period ended September 29, 2008, we sold 129 shares of our common stock for nominal consideration pursuant to the exercise of warrants, all of which were settled under the net exercise method. There were no exercises of warrants during the three-month period ended October 1, 2007. During the nine month period ended September 29, 2008, we sold 129 shares of our common stock for nominal consideration pursuant to the exercise of warrants, all of which were settled under the net exercise method. During the nine month period ended October 1, 2007, we sold 47,384 shares of our common stock for an aggregate consideration of $0.3 million pursuant to the exercise of warrants, all of which were settled under the net exercise method.
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
As of September 29, 2008 there were 29,126 warrants outstanding, all of which had expiration dates in April 2008. The terms of these warrants required the Company to provide the holder with notice of the applicable expiration date and the Company provided such notice in August 2008. Subsequent to the end of the third quarter of fiscal 2008, 4,925 warrants were exercised and 24,201 warrants expired.
NOTE 4 – Earnings Per Share
Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. In-the-money stock options and warrants to purchase an aggregate of 29,786 and 541,037 shares of common stock, plus 543,550 and 1,063,150 unvested restricted shares, were outstanding at September 29, 2008, and October 1, 2007, respectively. As of September 29, 2008 there were 29,126 warrants outstanding all of which had expiration dates in April 2008. The terms of these warrants required the Company to provide the holder with notice of the applicable expiration date and the Company provided such notice in August 2008. Holders are allowed to exercise the warrants up to 30 days after notice. Subsequent to the end of the third quarter of fiscal 2008, 4,925 warrants were exercised and 24,201 warrants expired. These stock options, warrants and unvested restricted shares outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. Out-of-the-money stock options and warrants to purchase an aggregate of 1,399,960 and 3,084,499 shares of common stock were outstanding at September 29, 2008 and October 1, 2007, respectively.
NOTE 5 – Asset impairments
During the three month period ended September 29, 2008, we recorded an impairment charge of $0.8 million related to two underperforming locations. During the nine month period ended September 29, 2008, we

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
recorded impairment charges of approximately $1.1 million related to three underperforming locations. In addition, during the nine month period ended September 29, 2008 we also recorded an impairment charge of approximately $0.09 million related to the Seattle locations, which is reported in discontinued operations. During the three month period ended October 1, 2007, we recorded an impairment charge of approximately $0.4 million related to one underperforming location where we exercised the early exit provision of the lease and closed the restaurant during the first quarter of fiscal 2008. During the nine month period ended October 1, 2007, we recorded impairment charges of approximately $1.3 million related to three underperforming restaurants as well as approximately $3.1 million related to the Seattle and Macy’s locations which is reported in discontinued operations.
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
NOTE 6 – Lease Termination Costs
During the third quarter of fiscal 2008, we recorded lease termination charges of $0.1 million related to one underperforming location that we closed during the quarter. During the nine month period ended September 29, 2008 we recorded lease termination charges of approximately $0.3 million related to one underperforming location that we closed during the third quarter and a location where we made the decision, subsequent to entering into a lease, not to build a restaurant and reached an agreement with the landlord to terminate the lease. During the third quarter of fiscal 2007, we recorded a lease termination charge of approximately $0.1 million related to a lease for an underperforming restaurant in Chicago for which we exercised the early exit provision of the lease and closed the restaurant during the first quarter of fiscal 2008. During the nine months ended October 1, 2007 we recorded lease termination charges of approximately $0.3 million related to (i) a lease for an underperforming restaurant in Chicago for which we exercised the early exit provision of the lease and (ii) a lease where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant and, in accordance with the terms of the lease, Cosi exercised the exit provision.
Future store closings, if any, may result in additional lease termination charges. The incurrence of additional lease termination costs will be dependent on our ability to improve operations in those restaurants. If unsuccessful, lease termination costs will be determined through negotiating acceptable terms with our landlords to terminate the leases for those restaurants, or on our ability to locate sub-tenants or assignees for the leases at those locations.
NOTE 7 – Discontinued Operations
During the second quarter of fiscal 2008, Cosi sold the assets of the three company-owned locations formerly operated in the state of Washington. Under the terms of the agreement, Cosi transferred rights to the assets and leasehold improvements to a local restaurant development company for consideration of approximately $0.03 million. We ceased operating the restaurants as of the end of the first quarter of fiscal 2008. The current liabilities associated with discontinued operations are being paid by Cosi.
During the third quarter of fiscal 2007, the Company reached an agreement with Macy’s Inc. (“Macy’s”) relating to the six Cosi restaurants formerly operated within Macy’s stores. Under the terms of the agreement, Cosi ceased operations and closed those locations on August 19, 2007.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Macy’s and Seattle locations qualify as discontinued operations, and accordingly, we have reported the results of operations of this group in discontinued operations in the accompanying consolidated financial statements for all periods presented.
The assets and liabilities associated with discontinued operations consisted of the following:

	As of
	September 29, 2008	December 31, 2007
	(dollars in thousands)
Current assets:
Inventories	$—	$27
Other current assets	—	8

Total assets of discontinued operations	$—	$35

Current liabilities:
Accrued expenses	$12	$161
Other current liabilities	—	124

Total current liabilities of discontinued operations	$12	$285

The following table shows the results of discontinued operations which include the results of operations for both the Seattle and Macy’s locations.

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Revenues
Restaurant net sales	$—	$777	$373	$2,833

Costs and expenses
Cost of food and beverage	—	228	107	834
Restaurant labor and related benefits	—	386	188	1,390
Occupancy and other restaurant operating expenses	—	294	181	982

	—	908	476	3,206
Depreciation and amortization	—	16	5	394
Closed store costs	—	—	116	—
Asset impairments	—	—	88	3,075

Total costs and expenses	—	924	685	6,675

Loss from discontinued operations	$—	$(147)	$(312)	$(3,842)

During the first nine months of fiscal 2008, we recorded a charge of approximately $0.09 million related to the impairment of assets at the Seattle locations. During the three and nine month periods ended October 1, 2007, we recorded impairment charges of approximately $3.1 million related to assets at the Seattle and Macy’s locations.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
NOTE 8 – Contingencies
From time to time, we are a defendant in litigation arising in the ordinary course of our business, including but not limited to claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations or other federal and state laws applicable to our business operations, employment-related claims, property damages, claims from guests alleging illness, injury or other food quality, health or operational concerns, and enforcement of intellectual property rights. We are currently involved in an employment related litigation matter with a former employee and our financial results for the quarter and nine month period ended September 29, 2008, reflect the impact of charges related to establishing a reserve for this litigation. We believe that our reserves are adequate to cover probable and estimable losses regarding this matter.
NOTE 9 – Income Taxes
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
We have adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 2, 2007. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial recognition amounts would have been reported as a cumulative effect of a change in accounting principle.
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
NOTE 10 – New Accounting Pronouncements
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
Liabilities – Including an Amendment of FASB Statement No. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Cosi did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS No. 159 on January 1, 2008 and we did not elect to report at fair value any new financial assets or liabilities entered during the quarter and nine month period ended September 29, 2008.
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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended September 29, 2008 and October 1, 2007 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2007 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.
OVERVIEW
System wide restaurants:

	For the Three Months Ended
	September 29, 2008			October 1, 2007
	Company-			Company-
	Owned	Franchise	Total	Owned		Franchise	Total
Restaurants at beginning of period	102	43	145	113	(a)	22	135
New restaurants opened	—	—	—	1		6	7
Restaurants permanently closed	1	—	1	7		1	8

Restaurants at end of period	101	43	144	107	(b)	27	134

(a)	Includes nine locations that are classified as discontinued operations

(b)	Includes three locations that are classified as discontinued operations

	For the Nine Months Ended
	September 29, 2008				October 1, 2007
	Company-				Company-
	Owned		Franchise	Total	Owned		Franchise	Total
Restaurants at beginning of period	107	(b)	34	141	110	(a)	13	123
New restaurants opened	1		10	11	5		15	20
Restaurants permanently closed	7		1	8	8		1	9

Restaurants at end of period	101		43	144	107	(b)	27	134

(a)	Includes nine locations that are classified as discontinued operations

(b)	Includes three locations that are classified as discontinued operations
There are currently 101 company-owned and 50 franchised premium convenience restaurants operating in 18 states, the District of Columbia, and the United Arab Emirates (UAE). Subsequent to the third quarter of fiscal 2008, seven new franchised Cosi restaurants have opened, including one located in the UAE. During the third quarter of fiscal 2008, we closed one underperforming company-owned restaurant in Chicago. One new company-owned restaurant and seventeen franchised restaurants have opened during the first nine months of fiscal 2008, including four franchised restaurants in the UAE. During the first nine months of fiscal 2008, we closed seven company-owned restaurants, of which three were underperforming locations, one location where the lease expired and we were unable to negotiate acceptable renewal terms, and three were locations in Seattle, Washington where we exited the market and sold the assets at those locations to a local restaurant development company that will operate them under a different brand.
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
RECENT EVENTS
On November 4, 2008, the Board of Directors of the Company unanimously elected Robert S. Merritt, currently a member of the Board of Directors and our former Interim Chief Executive Officer, to serve as non-executive Chairman of the Board of the Company succeeding William D. Forrest. Mr. Forrest resigned as a member of the Board of Directors and as non-executive Chairman of the Board of Directors of the Company on November 4, 2008. Mr. Forrest’s resignation is not a result of a disagreement with the Company or with any of its operations, policies, or practices. In connection with his resignation, the Company’s Board of Directors expressly acknowledged his extraordinary efforts in serving as a director and as Chairman of the Board since 2003.
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
During the three month period ended September 29, 2008, we recorded an impairment charge of $0.8 million related to two underperforming locations. During the nine month period ended September 29, 2008, we recorded an impairment charge of approximately $1.1 million related to three underperforming locations. In addition, during the nine month period ended September 29, 2008 we also recorded an impairment charge of approximately $0.09 million related to the Seattle locations, which is reported in discontinued operations. During the three month period ended October 1, 2007, we recorded an impairment charge of approximately $0.4 million related to one underperforming location where we exercised the early exit provision of the lease, during the third quarter of fiscal 2007, and closed the restaurant during the first quarter of fiscal 2008. During the nine month period ended October 1, 2007, we recorded impairment charges of approximately $1.3 million related to three underperforming restaurants as well as approximately $3.1 million related to the Seattle and Macy’s locations which is reported in discontinued operations.
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
During the third quarter of fiscal 2008, we recorded lease termination charges of approximately $0.1 million related to one underperforming location that we closed during the quarter. During the nine month period ended September 29, 2008, we recorded lease termination charges of approximately $0.3 million related to one underperforming location that we closed during the third quarter and a location where we made the decision, subsequent to entering into a lease, not to build a restaurant and reached an agreement with the landlord to terminate the lease. During the third quarter of fiscal 2007, we recorded a lease termination charge of approximately $0.1 million related to a lease for an underperforming restaurant in Chicago for which we exercised the early exit provision of the lease. During the nine months ended October 1, 2007 we recorded lease termination charges of approximately $0.3 million related to (i) a lease for an underperforming restaurant in Chicago for which we exercised the early exit provision of the lease and (ii) a lease where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant and, in accordance with the terms of the lease, Cosi exercised the exit provision.
Stock-Based Compensation Expense: We recognize stock-based compensation expense according to the fair value recognition provision of SFAS 123R, Share-Based Payment, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation expense be recognized in the financial statements. Stock-based compensation expense that we recognized for the quarter ended September 29, 2008 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested, as of June 30, 2008, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after June 30, 2008, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, our stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. We recognized stock-based compensation expense of $0.3 million and $0.5 million for the quarters ended September 29, 2008 and October 1, 2007, respectively. For the nine month periods ended September 29, 2008 and October 1, 2007, we recognized stock-based compensation expense of $1.3 million and $1.1 million respectively.

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
Franchise Fees and Royalties. Franchise fees and royalties includes fees earned from franchise agreements entered into with area developers and franchise operators as well as royalties received based on sales generated at franchised restaurants. We recognize the franchise fee in the period in which a franchise location opens or when fees are forfeited as a result of a termination of an area development agreement. We recognize franchise royalties in the period in which sales are made by our franchise operators.
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
COMPARABLE RESTAURANT SALES
In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base any restaurant that is temporarily shut down for remodeling for a complete period in the period that it is shut down. At September 29, 2008 and October 1, 2007, there were 98 and 96 restaurants in our comparable restaurant base, respectively.
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
General and Administrative Expenses. General and administrative expenses include all corporate and administrative functions that support our restaurants and provide an infrastructure to operate our business. Components of these expenses include executive management costs; supervisory and staff salaries; non-field stock-based compensation expense; non-field bonuses and related taxes and employee benefits; travel; information systems; training; support center rent and related occupancy costs; and professional and consulting fees. The salaries, bonuses and employee benefits costs included as general and administrative expenses are generally more fixed in nature and do not vary directly with the number of restaurants we operate. Stock-based compensation expense includes the charges related to recognizing the fair value of stock options and restricted stock as compensation for awards to certain key employees and non-employee directors, except the costs related to stock-based compensation for restaurant employees which are included in restaurant labor and related benefits.
Depreciation and Amortization. Depreciation and amortization consists principally of depreciation and amortization of restaurant assets.
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

RESULTS OF OPERATIONS
Our operating results for the three and nine month periods ended September 29, 2008 and October 1, 2007, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2008	2007	2008	2007
Revenues:
Restaurant net sales	97.3%	98.2%	97.9%	98.6%
Franchise fees and royalties	2.7	1.8	2.1	1.4

Total revenue	100.0	100.0	100.0	100.0

Cost and expenses:
Cost of food and beverage (1)	22.4	23.7	22.8	23.2
Restaurant labor and related benefits (1)	34.0	34.8	33.7	34.7
Occupancy and other restaurant operating expenses (1)	30.8	29.0	29.4	28.6

	87.2	87.5	85.9	86.5
General and administrative expenses	15.5	16.8	15.8	17.7
Depreciation and amortization	6.2	6.6	6.0	6.5
Restaurant pre-opening expenses	—	0.2	0.1	0.6
Provision for losses on asset impairments and disposals	2.3	1.0	1.0	1.3
Closed store costs (benefit)	—	(0.2)	0.1	0.2
Lease termination expense	0.2	2.0	0.3	0.3

Total costs and expenses	109.0	110.5	107.3	111.8

Operating loss	(9.0)	(10.5)	(7.3)	(11.8)
Other income (expense):
Interest income	—	0.3	0.1	0.4
Interest expense	—	—	—	—
Other income	0.1	2.0	—	0.8

Loss from continuing operations	(8.9)	(8.2)	(7.2)	(10.6)
Discontinued operations:
Loss from discontinued operations	—	(0.4)	(0.3)	(3.8)

Net loss	(8.9)	(8.6)	(7.5)	(14.4)

(1)	These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues.

Restaurant Net Sales

	Restaurant net sales
		as a % of total
	(in thousands)	revenues

Quarter ended September 29, 2008	$33,975	97.3%
Quarter ended October 1, 2007	$34,226	98.2%

		as a % of total
	(in thousands)	revenues

Nine months ended September 29, 2008	$102,641	97.9%
Nine months ended October 1, 2007	$99,959	98.6%
Restaurant net sales. Restaurant net sales decreased 0.7%, or approximately $0.3 million, during the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. This decrease was due primarily to $0.9 million of net sales related to five company-owned restaurants closed subsequent to the third quarter of fiscal 2007, partially offset by $0.6 million of net sales at three new restaurants not yet in their sixteenth month of operation as of September 29, 2008, and a relatively flat sales performance at our comparable restaurant base. For comparable restaurants, during the third quarter of fiscal 2008, our average guest check increased 1.2% and our transaction count decreased 1.1% compared to fiscal 2007.
Restaurant net sales increased 2.7%, or approximately $2.7 million, during the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007. This increase was due primarily to $2.9 million of net sales at three new restaurants not yet in their sixteenth month of operation as of September 29, 2008, $0.9 million in net sales at restaurants that had been temporarily closed for remodeling for a period of time during the first nine months of fiscal 2007, and a 0.8% or $0.8 million increase in comparable restaurant net sales, partially offset by a decrease of approximately $1.9 million in net sales related to five company-owned restaurants closed subsequent to the third quarter of fiscal 2007. For comparable restaurants, during the first nine months of fiscal 2008, our average guest check increased 1.1% and our transaction count decreased 0.3% compared to fiscal 2007.
Franchise Fees and Royalties

	Franchise fees and royalties
		as a % of total
	(in thousands)	revenues

Quarter ended September 29, 2008	$955	2.7%
Quarter ended October 1, 2007	$611	1.8%

		as a % of total
	(in thousands)	revenues

Nine months ended September 29, 2008	$2,203	2.1%
Nine months ended October 1, 2007	$1,448	1.4%
Franchise fees and royalties. Franchise fees and royalties increased by 56.3% or $0.3 million to approximately $1.0 million in the third quarter of fiscal 2008, as compared to the third quarter of fiscal 2007, due to a $0.2 million (47.9%) increase in royalties as well as an increase in franchise fees in the quarter related to the termination of one area developer agreement partially offset by fewer openings this year as compared to last year.
Franchise fees and royalties for the first nine months of fiscal 2008 increased by 52.1% or $0.8 million due primarily to a $0.7 million (74.8%) increase in royalties as well as higher franchise fees for the first nine months of 2008, compared to the same period in 2007, as well as an increase in franchise fees during the period related to the termination of one area developer agreement partially offset by fewer openings this year as compared to last year.

Costs and Expenses

	Cost of food and beverage
		as a % of restaurant
	(in thousands)	net sales

Quarter ended September 29, 2008	$7,611	22.4%
Quarter ended October 1, 2007	$8,099	23.7%

		as a % of restaurant
	(in thousands)	net sales

Nine months ended September 29, 2008	$23,408	22.8%
Nine months ended October 1, 2007	$23,161	23.2%
Cost of food and beverage. The decrease in food and beverage costs as a percentage of net sales during the third quarter and first nine months of fiscal 2008 as compared to the same periods of fiscal 2007 is due primarily to lower costs associated with our promotional menu offerings during the third quarter of fiscal 2008 as compared to the same period in 2007 as well as the impact of menu price increases taken during the second quarter of fiscal 2008, partially offset by continued year-over-year pricing pressure on certain commodities, primarily wheat, and higher fuel costs.

	Restaurant labor and related benefits
		as a % of restaurant
	(in thousands)	net sales

Quarter ended September 29, 2008	$11,540	34.0%
Quarter ended October 1, 2007	$11,913	34.8%

		as a % of restaurant
	(in thousands)	net sales

Nine months ended September 29, 2008	$34,557	33.7%
Nine months ended October 1, 2007	$34,638	34.7%
Restaurant labor and related benefits. The decrease in restaurant labor and related benefits as a percentage of restaurant net sales during the third quarter and the first nine months of fiscal 2008, as compared to the same periods in fiscal 2007, is due primarily to more effective labor management during both peak and non-peak hours of operations.

	Occupancy and other restaurant
	operating expenses
		as a % of restaurant
	(in thousands)	net sales

Quarter ended September 29, 2008	$10,485	30.9%
Quarter ended October 1, 2007	$9,924	29.0%

		as a % of restaurant
	(in thousands)	net sales

Nine months ended September 29, 2008	$30,169	29.4%
Nine months ended October 1, 2007	$28,588	28.6%
Occupancy and other restaurant operating expenses. The increase in occupancy and other restaurant operating expenses during the third quarter and first nine months of fiscal 2008, as compared to the same periods of fiscal 2007, is due primarily to higher utility costs, the deleveraging of occupancy costs against relatively flat sales at our comparable restaurant base, and slightly higher costs for repairs and maintenance.

	General and administrative expenses
		as a % of total
	(in thousands)	revenues

Quarter ended September 29, 2008	$5,429	15.5%
Quarter ended October 1, 2007	$5,849	16.8%

		as a % of total
	(in thousands)	revenues

Nine months ended September 29, 2008	$16,537	15.8%
Nine months ended October 1, 2007	$17,971	17.7%
General and administrative expenses. The decrease in general and administrative costs during the third quarter of fiscal 2008, as compared to the third quarter of fiscal 2007, is due to labor savings resulting from administrative workforce reductions, lower stock-based compensation costs, and lower corporate travel costs, partially offset by severance costs related to the workforce reductions. Additionally, during the quarter, we booked an additional charge related to a reserve for pending litigation. The decrease in general and administrative costs during the first nine months of fiscal 2008, as compared to the first nine months of fiscal 2007, is due to labor savings resulting from administrative workforce reductions, lower recruiting costs resulting from our search to select and appoint a permanent Chief Executive Officer during 2007 and lower travel costs associated with corporate activities, partially offset by severance costs related to the workforce reductions. In addition during fiscal 2008, we have booked charges related to a reserve for pending litigation.

	Depreciation and amortization
		as a % of total
	(in thousands)	revenues

Quarter ended September 29, 2008	$2,152	6.2%
Quarter ended October 1, 2007	$2,283	6.6%

		as a % of total
	(in thousands)	revenues

Nine months ended September 29, 2008	$6,319	6.0%
Nine months ended October 1, 2007	$6,550	6.5%
Depreciation and amortization. The lower depreciation and amortization costs during the third quarter and first nine months of fiscal 2008, as compared the same periods in fiscal 2007 is due primarily to the impact of impairments recorded during and subsequent to the third quarter of fiscal 2007 as well as the continued depreciation and amortization of our comparable restaurant base, partially offset by higher depreciation and amortization costs related to three new restaurants that opened during and subsequent to the third quarter of fiscal 2007.

	Restaurant pre-opening expenses
		as a % of total
	(in thousands)	revenues

Quarter ended September 29, 2008	$—	0.0%
Quarter ended October 1, 2007	$56	0.2%

		as a % of total
	(in thousands)	revenues

Nine months ended September 29, 2008	$100	0.1%
Nine months ended October 1, 2007	$637	0.6%

Restaurant pre-opening expenses. The restaurant pre-opening expenses for the first nine months of fiscal 2008 are related to a new company-owned restaurant that opened during the second quarter of fiscal 2008. Restaurant pre-opening expenses during the third quarter of fiscal 2007 were related to one new restaurant that opened during the third quarter of fiscal 2007 and one restaurant that opened during the fourth quarter of fiscal 2007. During the first nine months of fiscal 2007, restaurant pre-opening expenses were related to five new restaurants that opened during the period and one additional restaurant that opened during the fourth quarter of fiscal 2007. During fiscal years 2008 and 2007, approximately 49.5% and 59.7%, respectively, of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurants.

	Provision for losses on asset
	impairments and disposals
		as a % of total
	(in thousands)	revenues

Quarter ended September 29, 2008	$800	2.3%
Quarter ended October 1, 2007	$365	1.0%

		as a % of total
	(in thousands)	revenues

Nine months ended September 29, 2008	$1,067	1.0%
Nine months ended October 1, 2007	$1,310	1.3%
Provision for losses on asset impairments and disposals. Impairment charges of $0.8 million during the third quarter of fiscal 2008 are related to two underperforming locations. Impairment charges during the first nine months of fiscal 2008 of $1.1 million are related to three underperforming locations. Impairment charges booked during the third quarter of fiscal 2007 are related to one underperforming location which closed during the first quarter of fiscal 2008. During the first nine months of fiscal 2007, we recorded impairment charges of $1.3 million related to the impairment of three underperforming restaurants, one of which closed in the first quarter of fiscal 2008. In addition, during the first nine months of fiscal 2008 and fiscal 2007, we recorded impairment charges of $0.9 million and $3.1 million, respectively, related to the Seattle and Macy’s locations which are reported in discontinued operations.

	Closed store costs (benefit)
		as a % of total
	(in thousands)	revenues

Quarter ended September 29, 2008	$6	0.0%
Quarter ended October 1, 2007	$(62)	(0.2%)

		as a % of total
	(in thousands)	revenues

Nine months ended September 29, 2008	$53	0.1%
Nine months ended October 1, 2007	$200	0.2%
Closed store costs. The closed store costs for the three-month period ended September 29, 2008 are related to one underperforming location that closed during the quarter, partially offset by the reversal of accruals deemed no longer necessary for locations that closed earlier in the year. During the nine month period ended September 29, 2008, closed store costs are related to two underperforming locations that closed during the first quarter at the expiration of their operating leases and two additional underperforming locations that closed one each during the second and third quarters of fiscal 2008. In addition, during the first nine months of fiscal 2008, we recorded approximately $0.1 million in closed store costs related to the Seattle locations which is reported in discontinued operations. The closed store costs for the three and nine month periods ended October 1, 2007 are related to one underperforming restaurant that closed during the second quarter of fiscal 2007.

	Lease termination expense
		as a % of total
	(in thousands)	revenues

Quarter ended September 29, 2008	$55	0.2%
Quarter ended October 1, 2007	$84	0.2%

		as a % of total
	(in thousands)	revenues

Nine months ended September 29, 2008	$298	0.3%
Nine months ended October 1, 2007	$277	0.3%
Lease termination expense. Lease termination charges recorded during the third quarter of fiscal 2008 are related to one underperforming location that closed during the quarter. During the first nine months of fiscal 2008, we recorded lease termination charges of approximately $0.3 million related to a location where we made the decision to not build a restaurant, subsequent to entering into a lease, and we reached an agreement with the landlord to exit the lease and to one underperforming location closed during the third quarter of fiscal 2008. During the third quarter of fiscal of fiscal 2007 we recorded lease termination charges of approximately $0.1 million related to one underperforming location where we exercised the early exit provision of the lease in the third quarter of fiscal 2007 and closed the location during the first quarter of fiscal 2008. During the first nine months of fiscal 2007, we recorded lease termination charges of approximately $0.3 million related to a lease for a location where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant and, in accordance with the terms of the lease, Cosi exercised the exit provision and to one underperforming location where we exercised the early exit provision of the lease in the third quarter of fiscal 2007 and closed the location during the first quarter of fiscal 2008.

	Interest income		Interest expense
		as a % of total		as a % of total
	(in thousands)	revenues	(in thousands)	revenues

Quarter ended September 29, 2008	$18	0.0%	$2	0.0%
Quarter ended October 1, 2007	$105	0.3%	$2	0.0%

		as a % of total		as a % of total
	(in thousands)	revenues	(in thousands)	revenues

Nine months ended September 29, 2008	$90	0.1%	$5	0.0%
Nine months ended October 1, 2007	$449	0.4%	$6	0.0%
Interest income and expense. During the third quarter and the first nine months of fiscal 2008, we held no short-term investments, resulting in lower interest income for the third quarter and first nine months of fiscal 2008 as compared to the same periods in fiscal 2007. During the third quarter and first nine months of both fiscal 2008 and fiscal 2007, interest expense was insignificant.

	Other income
		as a % of total
	(in thousands)	revenues

Quarter ended September 29, 2008	$37	0.1%
Quarter ended October 1, 2007	$716	2.0%

		as a % of total
	(in thousands)	revenues

Nine months ended September 29, 2008	$39	0.0%
Nine months ended October 1, 2007	$716	0.8%
Other income. During the third quarter and first nine months of fiscal 2008, we recorded other income of approximately $0.04 million. During the third quarter and first nine months of fiscal 2007, we recorded other income of approximately $0.7 million related to a settlement received for an insurance claim.

	Loss from continuing operations
		as a % of total
	(in thousands)	revenues

Quarter ended September 29, 2008	$3,095	8.9%
Quarter ended October 1, 2007	$2,855	8.2%

		as a % of total
	(in thousands)	revenues

Nine months ended September 29, 2008	$7,540	7.2%
Nine months ended October 1, 2007	$10,776	10.6%
Loss from continuing operations. The $0.2 million increase in our loss from continuing operations during the third quarter of fiscal 2008, as compared to the third quarter of fiscal 2007, is due primarily to higher charges for asset impairments and closed store costs, offset by lower general and administrative expenses and slightly improved restaurant operating margins driven primarily by lower food costs. The $3.2 million decrease in our loss from continuing operations during the first nine months of fiscal 2008, as compared to the same period last year, is due primarily to a reduction in general and administrative expenses, improved restaurant operating margins driven primarily by lower labor costs, lower charges for asset impairments, and lower restaurant pre-opening costs offset by higher stock-based compensation expense.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were approximately $6.2 million on September 29, 2008, compared with $6.3 million on December 31, 2007. We had negative working capital of ($2.8) million on September 29, 2008, compared with negative working capital of ($0.7) million as of December 31, 2007. The decrease in working capital was primarily a function of deploying capital to build a new company-owned restaurant, maintaining existing company-owned restaurants, and funding the operating loss for the period. Our principal requirements for cash are for working capital needs, maintaining existing restaurants, and financing construction of new restaurants.
Net cash provided by operating activities during the nine month period ended September 29, 2008 was approximately $2.2 million compared to $0.4 million of net cash used in operating activities in the nine month period ended October 1, 2007. The increase in cash provided by operating activities during the first nine months of fiscal 2008 was the result of a lower year-over-year operating loss.
Total cash used in investing activities was $2.3 million during the first nine months of fiscal 2008, compared to cash provided by investing activities of $7.3 million during the first nine months of fiscal 2007. The year-over-year decrease was due primarily to the decline in net redemptions of short-term investments, partially offset by lower capital expenditures in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007. During the first nine months of fiscal 2007, we had net redemptions of short term investments of $19.0 million compared to none during fiscal 2008 as we held no short-term investments.
Total capital expenditures during the first nine months of fiscal 2008 were approximately $2.4 million, compared to expenditures of $12.0 million during the first nine months of fiscal 2007. Capital expenditures during fiscal 2008 were primarily for the construction of a new restaurant and maintenance of existing restaurants. Capital expenditures during the first nine months of fiscal 2007 were primarily associated with the construction of nine new company-owned restaurants that opened during and subsequent to the fourth quarter of fiscal 2006 including one restaurant that opened during the fourth quarter of fiscal 2007 and remodel and maintenance costs associated with existing company-owned locations.
Cash provided by financing activities of approximately $0.05 million and $1.9 million during the first nine months of fiscals 2008 and 2007, respectively, was from proceeds associated with the exercise of stock options.
We opened one new company-owned restaurant during the first nine months of fiscal 2008, and will not open any additional company-owned restaurants in fiscal 2008. We estimate the cost to open a company-owned restaurant is approximately $800,000, net of landlord contributions and including pre-opening expenses. We do not expect to incur any significant remodeling capital costs during the balance of fiscal 2008. However, we do expect to incur additional capital maintenance costs on existing company-owned restaurants. As we currently have no credit facility or available line of credit, we expect to fund any required capital maintenance costs on existing company-owned locations, and any restaurant construction costs for 2009 new company-owned locations, from cash and cash equivalents on hand, expected cash flows generated by both existing and new company-owned restaurants and expected franchise fees and royalties.
We believe that our current cash and cash equivalents, and expected cash flows from company-owned restaurant operations and franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs in existing restaurant locations for the next twelve months. In analyzing our capital cash outlays during fiscal 2008, 53.2% of our capital cash outlay was spent on construction of new company-owned restaurants and another 39.0% of our cash outlay was spent on maintenance costs associated with existing company-owned locations. We currently do not anticipate significant levels of cash outlays for capital expenditures during the remainder of fiscal 2008. We expect cash and cash equivalent levels to remain relatively constant during the fourth quarter. However, if our existing and new company-owned restaurants do not generate the cash flow levels that we expect, if new franchised restaurants do not open according to our expectations, or if we do not generate the franchise fees and royalties that we currently expect, then we may have to initiate further labor reductions in general and administrative support functions, seek to sell certain company-owned locations to franchisees or other third parties or seek other sources of debt or equity financing.
We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of September 29, 2008:

Contractual Obligations	Payments Due by Period (in thousands)
		Due 4th	Due Fiscal	Due Fiscal
	Total	Quarter of	2009 through	2011 through	Due After
Description	Obligations	Fiscal 2008	Fiscal 2010	Fiscal 2012	Fiscal 2012
Long-term debt (1)	$100	$25	$50	$25	$—
Operating leases (2) (3)	80,081	3,953	29,851	23,215	23,062

Total contractual cash obligations	$80,181	$3,978	$29,901	$23,240	$23,062

(1)	Amounts shown include aggregate scheduled interest payments of $0.02 million. The principal amount of the debt, net of interest obligations, is included in the Other long-term liabilities, in the attached cosolidated balance sheets. This obligation is related to a trademark infringement settlement.

(2)	Amounts shown are net of an aggregate $0.3 million of sub-lease rental income due under non-cancelable subleases and include accrued contractual lease increases of approximately an aggregate $4.9 million, which are included in Other long-term liabilities in the attached consolidated balance sheets.

(3)	Amounts include approximately an aggregate $0.1 million of obligations on leases for restaurants that have been closed as of September 29, 2008.
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
We have a long-term beverage marketing agreement with the Coca-Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received as of September 29, 2008.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risk exposures primarily relate to our cash and cash equivalents. We have no market investments or derivative financial instruments or derivative commodity instruments. All of our transactions are conducted, and our accounts are denominated, in United States’ dollars. Accordingly, we are not exposed to foreign currency risk.

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
Item 4. Controls and Procedures
Our management, with the participation of both our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
On January 4, 2005, a former officer of the Company filed a complaint (Charles R. Gray, Plaintiff, vs. Cosi, Inc., Defendant) in the Superior Court in the Judicial District of Stamford/Norwalk in Stamford in the State of Connecticut (the “Court”), alleging claims against us relating to the vesting, valuation, and entitlement to employee stock options. A trial was held on July 29, 2008 and thereafter a verdict was rendered awarding damages to the plaintiff in the amount of approximately $127,000 which were trebled and may result in an additional award of attorney’s fees and interest under Connecticut law. As of September 29, 2008 various matters relating to the verdict and the calculation of damages, attorney’s fees and interest are under dispute. Currently, post verdict motions are pending before the Court and a final judgment has not been entered.
We have increased our legal reserve to a level we believe adequate to cover the probable and estimable losses related to this matter. While we believe our reserves are adequate for this matter, the resolution of such matters may result in liabilities higher or lower than the reserves we establish.
Item 1A: RISK FACTORS
In addition to the other information set forth in this report, the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2007 fiscal year could materially affect the Company’s business, financial condition or operating results. The following update to our risk factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the year ended December 30, 2007:

We may be adversely affected by the deterioration of the credit markets.
The credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. The current credit markets are highly unpredictable. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our ability to access capital and on our results of operations. In addition, further deterioration of the credit markets may impact the ability of our franchisees and prospective franchisees to obtain financing to acquire, expand or operate franchises.
Item 5: OTHER INFORMATION
On November 4, 2008, William D. Forrest resigned as a member of the Board of Directors of the Company and as non-executive Chairman of the Board of Directors of the Company. Mr. Forrest’s resignation is not a result of a disagreement with the Company or with any of its operations, policies or practices. In connection with his resignation, the Company’s Board of Directors expressly acknowledged his extraordinary efforts in serving as a director and as Chairman of the Board since March 2003.
On November 4, 2008, the Board of Directors of the Company unanimously elected Robert S. Merritt, currently a member of the Board of Directors, to serve as non-executive Chairman of the Board of the Company.
Mr. Merritt has been a director of the Company since October 2005. From March 12, 2007 to September 15, 2007, Mr. Merritt served as the Company’s Interim Chief Executive Officer and President, while continuing to serve as a director of the Company. In 2005, Mr. Merritt retired from Outback Steakhouse, Inc., where he served as Senior Vice President-Finance, Chief Financial Officer, Treasurer and Secretary since February 1991, and served as Vice President and Chief Financial Officer from January 1990 to February 1991. From 1988 to 1989, he served as Executive Vice President of Administration and Chief Financial Officer of JB’s Restaurants, Inc., a restaurant operator. From 1985 to 1988, he was Vice President of Finance for JB’s Restaurants. From 1981 to 1985, Mr. Merritt was employed by Vie de France Corporation, a restaurant and specialty baking company, as Vice President of Finance and Accounting and Chief Financial Officer. He received his B.B.A. in Accounting from George Washington University.
Item 6: EXHIBITS
(a) Exhibits:

Exhibit Number	Description

Exhibit 10.1	General Separation and Release Agreement by and between the Company and Christopher Ames, dated August 26, 2008.

Exhibit 10.2	General Separation and Release Agreement by and between the Company and Christopher Carroll, dated August 26, 2008.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.
Date: November 6, 2008	By:	/s/ JAMES HYATT
James Hyatt
President, Chief Executive Officer, and Director

Date: November 6, 2008	By:	/s/ WILLIAM KOZIEL
William Koziel
Chief Financial Officer (chief accounting officer) Treasurer and Secretary

EXHIBIT INDEX

Exhibit 10.1	General Separation and Release Agreement by and between the Company and Christopher Ames, dated August 26, 2008.

Exhibit 10.2	General Separation and Release Agreement by and between the Company and Christopher Carroll, dated August 26, 2008.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.