Form 10-K
period 2008-12-29
COSI INC
filed 2009-03-16
CIK 1171014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2008
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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $43,942,783 as of June 30, 2008 based upon the closing price of the registrant’s common stock on the Nasdaq Global Market reported for June 30, 2008. Shares of voting stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

40,661,189 shares of the registrant’s common stock were outstanding on March 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information from the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders expected to be held on May 18, 2009. The definitive proxy statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days from the end of the Registrant’s fiscal year ended December 29, 2008.

PART I

Item 1.	BUSINESS

General

Cosi, Inc., a Delaware corporation incorporated on May 15, 1998, owns, operates and franchises premium convenience restaurants which sell high-quality hot and cold sandwiches, freshly-tossed salads, Cosi bagels, flatbread pizzas, S’mores and other desserts, and a variety of coffees along with other soft drink beverages, teas and alcoholic beverages. Our restaurants are located in a wide range of markets and trade areas, including business districts and residential communities in both urban and suburban locations. We believe that we have created significant brand equity in our markets and that we have demonstrated the appeal of our concept to a wide variety of customers.

As of December 29, 2008, there were 151 Cosi® owned and franchised restaurants operating in 18 states, the District of Columbia, and the United Arab Emirates (UAE).

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

Recent Developments

As previously announced, our Board, consistent with its fiduciary duties, has formed a special committee of independent directors to review and evaluate strategic alternatives to enhance shareholder value. The Special Committee has engaged an investment banking firm to act as its financial advisor in connection with this review. The Special Committee is assessing a wide variety of options to improve our business and competitive position, including, but not limited to, opportunities for organizational and operational improvement, a possible merger or sale, acquisition opportunities, third party investment and other strategic alternatives. The Board has not set any specific timeline for the completion of this strategic review, and there is no assurance that, as a result of this review, the Board will decide upon any particular course of action or engage in any specific transaction.

Business Strategy

Our goal is to become a leading national premium convenience restaurant company, and we are focused on knowing our customers and their needs. We believe that our customers are primarily adults aged 18 to 40, upscale suburbanites and metro elites of all ages, and that there are approximately 40 million heads of households in this demographic mix.

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

Expanding marketing initiatives to build brand awareness.  We focus our marketing efforts on building brand awareness and increasing frequency of visits. We do this through the development of a marketing calendar that focuses on five time periods (Winter, Spring, Summer, Fall, and Holiday), improved merchandising to better influence the purchasing behavior of our customers and reduce ordering complexity, developing marketing at the local store level and at grand openings, our CosiCard loyalty program, print advertising, and targeted direct-mail and electronic marketing campaigns.

Increasing comparable restaurant sales and average unit volumes.  We seek to increase comparable restaurant sales and average unit volumes by introducing new menu items, expanding our catering sales, increasing sales across all dayparts and running seasonal product promotions. Comparable restaurant sales for our Company-owned restaurants during fiscal 2008 decreased 0.9% compared to fiscal 2007 and increased 0.2% and 0.3% during fiscals 2007 and 2006, respectively, as compared to each prior year period.

Operating our restaurants efficiently.  We have developed operating disciplines that are designed to optimize the cost structure of our restaurants and to be applied consistently across all our restaurants, Company-owned and franchise, and we continually seek to refine and improve upon those disciplines.

Growth Strategy

We plan to grow in both existing and new markets through the following:

Build a system of franchised restaurants and develop Company-owned restaurants.  We expect that Company-owned restaurants (restaurants that we own as opposed to franchised restaurants) will always be an important part of our new restaurant growth; however, our franchising and area developer model will be the primary driver of our growth strategy. We will continue to pursue Company-owned development to achieve critical mass in our core markets while focusing on expanding our franchise system. We launched our franchising program in fiscal 2004 and continue to grow our franchise system through the development of new restaurants by new franchisees. We require that our franchisees have experience in multi-unit restaurant operations and development. We believe that our concept, growth opportunity and potential for strong unit- level economics will enable us to attract experienced and well-capitalized area developers. We are currently eligible to offer franchises in 47 states and the District of Columbia.

Pursue foodservice strategic alliances.  We will explore strategic alliances with our Cosi Pronto (our grab-and-go concept) and full service concepts in educational institutions, airports, train stations and other venues that meet our operating and financial criteria. We believe that this is an attractive opportunity as evidenced by our partnership with Aramark for the operation of the Cosi restaurant located at St. Joseph’s University in Philadelphia, PA and the grab-and-go operations inside select Goldman Sachs buildings in New York.

Cosi Product Offerings

We offer proprietary food and beverage products for three major dayparts — breakfast, lunch and dinner. Our food menu includes Cosi bagels, sandwiches, salads, soups, appetizers, melts, flatbread pizzas, S’mores and other desserts. We feature our authentic hearth-baked crackly crust signature Cosi bread in two varieties, our original Rustica and our Etruscan Whole Grain. Our beverage menu features a variety of house coffees and other espresso-based beverages, seasonal and specialty drinks, soft drinks, bottled beverages, which include premium still and sparkling waters, and teas. For our health-conscious guests, we have a “lighter side” menu featuring lower-calorie versions of popular menu items and other unique salads and sandwiches that are lower in calorie content than other items in the same menu categories. And for our young guests, we offer a smaller-portion Kids Menu which includes an activity page and crayons. We also offer beer and wine at most of our locations and an additional limited selection of alcoholic beverages in some locations.

All of our restaurants offer catering service for the breakfast and lunch dayparts. Our catering offerings include breakfast baskets, lunch buffets, dessert platters, and include most of our menu offerings. We operate call centers in the New York City and Chicago metropolitan areas and our catering orders for these two major metropolitan areas are produced at central catering hubs. We offer set up and delivery by Cosi personnel to all our catering customers.

We periodically introduce new menu segments and products in order to keep our product offerings relevant to consumers in each daypart. Our expanded breakfast menu now includes hearth-baked quiches, oatmeal, fresh fruit parfaits and a variety of craveable signature breakfast sandwiches. We recently enhanced our guests dining options by introducing “Cosi Duo” to the menu which allows them to create their own meal by combining two items of proportion from our offerings of unique sandwiches, fresh salads and soups. New recipes are developed by our food and beverage team. These recipes are thoroughly evaluated, both internally and through consumer testing input.

People

On December 29, 2008, we had 101 Company-owned restaurants and approximately 2,514 employees, of whom approximately 86 served in administrative or executive capacities, 247 served as restaurant management employees and 2,181 were hourly restaurant employees. None of our employees is covered by a collective bargaining agreement and we have never experienced an organized work stoppage or strike. We believe that our compensation packages are competitive and our relations with our employees are good.

Restaurant Operations

Management Structure.  The restaurant operations team is built around regional centers, led by Regional Vice Presidents, who report to the Chief Executive Officer. Regional Vice Presidents are responsible for all operations, training, recruiting and human resources within their region. Regional Vice Presidents are also responsible for the financial plan for their region and for the people development plan to support the growth in their region. The Vice President of Operations Services and Platforms is responsible for developing infrastructure standards and procedures across the system for the benefit of the entire brand.

We recently introduced an Operations Excellence Framework that provides new business assessment tools that our field management teams can use for evaluating our guest services, facility maintenance, unit-level financial performance, partner assessments and product quality and assurance. These assessment tools provide the framework and process for identification of areas of opportunity as well as the development of actionable plans to improve operations.

To ensure consistent performance execution and application of our policies and procedures, we have a Standard Operations Manual which is reviewed and updated periodically.

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

For manager and support controllable costs, we use either a fixed dollar budget standard or a percentage of net sales approach to plan expenditures effectively. Actual performance for each of these expense items is compared to budget on a weekly basis to help ensure accountability and operational alignment with financial planning efforts.

We believe that the combination of these structured restaurant operating systems and technologies allows our restaurant managers to focus their time more effectively on the day-to-day drivers of our business.

Management Information Systems

We use a select group of service providers to supplement our information technology infrastructure. This provides us access to up-to-date technology and the flexibility to adjust service levels as needed. Our strategy includes utilizing web-based technology to provide timely information to operate the business.

The systems are structured for the integration of data from the point-of-sale and back-office modules in the restaurants to our financial and inventory management systems. Key information relating to restaurant operations is uploaded onto a secure website multiple times throughout the day and pre-selected reports are electronically distributed to our operations team.

We have a disaster recovery plan in place for all critical hardware, software, data and related processes. The plan encompasses scheduled back-ups, off-site storage, security, and resilient facilities for our servers and storage area networks.

Purchasing

We have relationships with some of the country’s best food, paper, and beverage providers to provide our restaurants with high quality proprietary food items at competitive prices. We source and negotiate prices directly with these suppliers and distribute these products to our restaurants primarily through a national network of independent distributors. We do not utilize a commissary system. Our inventory control system allows each restaurant to place orders electronically with our master distributor and then transmit the invoice electronically to our accounts payable system. Our scalable system eliminates duplicate work, and we believe it gives our management tight control of costs while ensuring quality and consistency across all restaurants.

We have an agreement with Distribution Market Advantage, Inc. that provides us access to a national network of independent distributors. Under this agreement, which expires in November 2010, the independent distributors supply us with approximately 78% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers.

We have a long-term beverage marketing agreement with the Coca-Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received or recorded as of December 29, 2008.

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

Intellectual Property

We have the following U.S. Trademark registrations: “Cosi”, “Cosi (& Hearth Design)”, “Così (& Hearth Design (horizontal)”, “Cosi Break Bar”, “CosiCard”, “Cosi Corners”, “Cosi-Dillas”, “Cosi Downtown”, “Cosi Pronto”, “Hearth-Baked Dinners”, “Relax. Catering by Cosi (& Design)” “Simply Good Taste”, “Squagels” and “Xando”.

We have U.S. Trademark applications pending for the following trademarks: Sun & Moon Design, and Recycling Design. “Arctic”, “Slim Latte”, and “Cosi Lighter Side” are unregistered trademarks.

We have registered the trademark “Cosi” in 18 foreign jurisdictions with respect to goods and services. We also have trademark applications pending for registration for the trademark “Cosi” in the European Community and four other foreign jurisdictions, and we have applications pending for registration for the trademark “Cosi (& Hearth Design)” in five foreign jurisdictions and “Simply Good Taste” in two foreign jurisdictions.

Governmental Regulation

Our restaurants are subject to regulation by federal agencies and to licensing and regulation by state, local and, where applicable, foreign health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building, construction and zoning requirements, franchising and the preparation and sale of food and alcoholic beverages. In addition, our facilities are licensed and subject to regulation under state and local fire, health and safety codes.

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

We are subject to “dram shop” statutes in the states in which our restaurants sell alcoholic beverages. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other similarly-situated entities in the restaurant industry. Although we are covered by insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on us.

Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements, overtime, insurance matters, workers’ compensation, child labor laws, and anti-discrimination laws. Some states have set minimum wage requirements higher than the federal level. Some of our hourly personnel at our restaurants are paid at rates based on the applicable minimum wage, and increases in the minimum wage will directly affect our labor costs. We are also subject to the Americans with Disabilities Act of 1990, which, among other things, prohibits discrimination on the basis of disability in public accommodations and employment. We are required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities.

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry, including nutrition and advertising practices. Casual dining chains have been a particular focus. For example, New York City has adopted regulations requiring that chain restaurants include caloric or other nutritional information on their menu boards and on printed menus, which must be plainly visible to consumers at the point of ordering. We may in the future become subject to other initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, or otherwise adversely affect us.

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

Our expansion into new markets, both foreign and domestic, may present increased risks due to our unfamiliarity with the area. The restaurants we open in new geographic regions may not achieve market acceptance.

Some of our new franchised restaurants and Company-owned restaurants are located in areas where we have little or no meaningful experience. Those markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing markets that may cause our new restaurants to be less successful than restaurants in our existing markets. An additional risk in expansion into new markets is the lack of market awareness of the Cosi® brand. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach mature average annual Company-owned restaurant sales, if at all, thereby affecting the profitability of these restaurants.

We have entered into an international license agreement with a licensee for the development of Cosi restaurants in six countries in the Persian Gulf. They currently operate seven franchise locations in the United Arab Emirates. As these franchise locations and future foreign locations open, the Company’s international operations will be subjected to various factors of uncertainty. The Company’s business outside of the United States is subject to a number of additional factors, including international economic and political conditions, local economic conditions, differing cultures and consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international license agreements and the collection of royalties from international licensees, the availability and cost of land and construction costs, and the availability of experienced management, appropriate licensees, and joint venture partners. Although we believe that we have developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

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

Our ability to successfully execute our business strategy will depend on a number of factors, some of which are beyond our control, including, but not limited to:

•	our ability to generate positive cash flow from operations;

•	identification and availability of suitable restaurant sites;

•	competition for restaurant sites and customers;

•	negotiation of favorable leases;

•	management of construction and development costs of new and renovated restaurants;

•	securing required governmental approvals and permits;

•	recruitment and retention of qualified operating personnel;

•	successful operation and execution in new and existing markets;

•	recruiting, training and retaining qualified corporate and restaurant personnel and management;

•	identification of under-performing restaurants and our ability to improve or efficiently close under-performing restaurants, including securing favorable lease termination terms;

•	the rate of our internal growth, and our ability to generate increased revenue from existing restaurants;

•	our ability to incorporate a franchising and area developer model into our strategy;

•	competition in new and existing markets;

•	the reliability of our customer and market studies;

•	consumer trends;

•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	availability of additional capital and financing;

•	weather conditions; and

•	general regional, national and, where applicable, foreign economic conditions.

Each of these factors could delay or prevent us from successfully executing our business strategy, which could adversely affect our growth, revenues and our results of operations.

During our operating history, we have been unable to achieve profitability.

In fiscal 2008, we incurred net losses of $16.2 million, and, since we were formed, we have incurred net losses of approximately $256.8 million through the end of fiscal 2008 primarily due to funding operating losses which have included significant impairment charges, the cost of our merger in 1999 and new restaurant opening expenses. We intend to continue to expend significant financial and management resources on the development of additional restaurants, both franchised and Company-owned. We cannot predict whether we will be able to achieve or sustain revenue growth, profitability or positive cash flow in the future. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the financial statements included in this Annual Report on Form 10-K for information on the history of our losses.

If internally generated cash flow from our restaurants does not meet our expectations, our business, results of operations and financial condition could be materially adversely affected.

Our cash resources, and therefore our liquidity, are highly dependent upon the level of internally generated cash from operations and upon future financing transactions. Although we believe that we have sufficient liquidity to fund our working capital requirements for the next twelve months, if cash flows from our existing restaurants or cash flows from new restaurants that we open or franchise fees and royalties do not meet our expectations or are otherwise insufficient to satisfy our cash needs, we may have to seek additional financing from external sources to continue funding our operations or reduce or cease our plans to open or franchise new restaurants. We cannot predict whether such financing will be available on terms acceptable to us, or at all.

We may need additional capital in the future and it may not be available on acceptable terms.

Our business has in the past required, and may continue to require, significant additional capital to, among other things, fund our operations, increase the number of Company-owned or franchised restaurants, expand the range of services we offer and finance future acquisitions and investments. There is no assurance that financing will be available on terms acceptable to us, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital, our business, results of operations and financial condition could be materially adversely affected.

There is no assurance that any particular course of action or specific transaction will occur as a result of our ongoing strategic review.

Our Board, consistent with its fiduciary duties, has formed a special committee of independent directors to review and evaluate strategic alternatives to enhance shareholder value. The Special Committee has engaged an investment banking firm to act as its financial advisor in connection with this review. The Special Committee is assessing a wide variety of options to improve our business and competitive position, including, but not limited to, opportunities for organizational and operational improvement, a possible merger or sale, acquisition opportunities, third party investment and other strategic alternatives. The Board has not set any specific timeline for the completion of this strategic review, and there is no assurance that as a result of this review, the Board will decide upon any particular course of action or engage in any specific transaction.

The current economic crisis could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources.

As the recent economic crisis has broadened and intensified, many sectors of the economy have been adversely impacted. As a retailer that depends upon consumer discretionary spending, we could face a challenging fiscal 2009, because our customers may make fewer discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices. Many of the effects and consequences of the financial crisis and a broader global economic downturn are currently unknown and any one or all of them could potentially have a material adverse effect on our liquidity and capital resources, including our ability to raise additional capital if needed or to maintain satisfactory credit terms with our suppliers. Cosi®, as an “affordable luxury,” may be disproportionally affected by a slowdown in the United States economy or an uncertain economic outlook.

Our franchisees could take actions that could harm our business.

Franchisees are independent operators and are not our employees. Although we have developed criteria to evaluate and screen prospective franchisees, we are limited in the amount of control we can exercise over our franchisees, and the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Franchisees may not have the business acumen or financial resources necessary to successfully operate restaurants in a manner consistent with our standards and requirements and may not hire and train qualified managers and other restaurant personnel. Poor restaurant operations may affect each restaurant’s sales. Our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could significantly decline if our franchisees do not operate successfully.

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

Our restaurants are currently concentrated in the Northeastern and Mid-Atlantic regions of the United States, particularly in the New York City and Washington, D.C. areas. Accordingly, we are highly vulnerable to negative occurrences in these regions.

We currently operate 69 Company-owned restaurants in Northeastern and Mid-Atlantic states, of which 30 are located in the New York City and Washington, D.C. central business districts. As a result, we are particularly susceptible to adverse trends and economic conditions in these areas. In addition, given our geographical concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business and operations, as could other regional occurrences impacting the local economies in these markets.

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

If we cannot meet the continued listing requirements of The NASDAQ Stock Market (“NASDAQ”), NASDAQ may delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on NASDAQ. Under NASDAQ rules, a stock can be delisted and not allowed to trade on NASDAQ if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00. Since the beginning of the financial markets crisis, we have experienced and continue to experience significant volatility, including substantial decreases, in the price of our common stock. On March 11, 2009, the closing price of our common stock was $0.20 per share. NASDAQ implemented a temporary suspension of the rules requiring a minimum $1.00 closing bid price on October 16, 2008, and later extended the suspension until April 20, 2009. If the suspension is not extended further, there is a risk, in light of the continued depressed state of the economy and credit and capital markets, that our common stock could be delisted from NASDAQ. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing.

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

If we fail to comply with governmental regulations or if these regulations change, our business could suffer.

We are subject to extensive federal, state, local and where applicable, foreign government regulations, including regulations relating to alcoholic beverage control, the preparation and sale of food, public health and safety, sanitation, building, zoning and fire codes. Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements, overtime, insurance matters, workers’ compensation, disability laws such as the Americans with Disabilities Act, child labor laws and anti-discrimination laws. Although we believe that compliance with these laws has not had a material effect on our operations to date, we may experience material difficulties or failures with respect to compliance in the future. Our failure to comply with these laws could result in required renovations to our facilities, litigation, fines, penalties, judgments or other sanctions, any of which could adversely affect our business, operations or our reputation.

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry, including nutrition and advertising practices. Casual dining chains have been a particular focus. For example, New York City has adopted regulations requiring that chain restaurants include caloric or other nutritional information on their menu boards and on printed menus, which must be plainly visible to consumers at the point of ordering. We may in the future become subject to other initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, or otherwise adversely affect us. See “Business — Government Regulation” in this Annual Report on Form 10-K for a discussion of the regulations with which we must comply.

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

As of the end of fiscal 2008, we had $29.8 million in net fixed assets that we have defined as illiquid assets, which includes leasehold improvements, equipment and furniture and fixtures. These assets cannot be converted into cash quickly and easily. We may be compelled, based on a significant underperformance of a specific location or market, to dispose of some illiquid assets on unfavorable terms, which could have a material adverse effect on our business.

We may face litigation that could have a material adverse effect on our business, financial condition and results of operations.

From time to time, we are a defendant in litigation arising in the ordinary course of our business. Our customers may file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered at or after a visit to a Cosi® restaurant, or alleging that there was a problem with food quality or operations at a Cosi® restaurant. We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees and claims alleging violations of federal, state and where applicable, foreign law regarding workplace and employment matters, discrimination and similar matters. We could also become subject to class action lawsuits related to these matters in the future.

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

In connection with credit card sales, we transmit confidential credit card information securely over public networks. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.

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

Natural disasters, war, acts of terrorism or other armed conflict, or the threat of such actions, on the United States or international economies may cause a decline in discretionary consumer spending, which would negatively affect our business.

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

The restaurant industry is intensely competitive and we compete with many well-established food service companies on the basis of taste, quality and price of product offered, customer service, atmosphere, location and overall customer experience. We compete with other sandwich retailers, specialty coffee retailers, bagel shops, fast-food restaurants, delicatessens, cafes, bars, take-out food service companies, supermarkets and convenience stores. Our competitors change with each daypart (breakfast, lunch and dinner), ranging from coffee bars and bakery cafes during the breakfast and lunch dayparts to casual dining chains during the dinner daypart. Aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our sales and profit margins.

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

Changes in food and supply costs and availability could adversely affect our results of operations.

Our restaurants receive frequent deliveries of products. Most of these deliveries are made by distributors who are part of a national network of independent distributors with whom we have a distribution agreement. These independent distributors supply us with approximately 78% of our food and paper products under an agreement which expires in November 2010. Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, such as the volatility in certain commodity markets we experienced in 2008. Certain commodities such as wheat and dairy and dairy-related products experienced significant increases in prices during 2008 and these increases could have an adverse effect on us during fiscal 2009 and in future fiscal years. Although many of our products are made to our specifications, we believe that alternative distribution sources are available for the majority of our ingredients and products.

We believe that we have adequate sources of supply for our ingredients and products to support our restaurant operations and if necessary we can make menu modifications to address any material supply issues. However, there are many factors which can cause shortages or interruptions in the supply of our ingredients and products including weather, unanticipated demand, labor, production or distribution problems, quality issues and cost, some of which are beyond our control, and any of which could have an adverse effect on our business and results of operations.

Health concerns relating to the consumption of beef, poultry, produce or other food products could adversely affect the price and availability of beef, poultry, produce, and other food products, consumer preferences and our results of operations and stock price.

Since 2004, Asian and European countries have experienced outbreaks of avian flu, or “bird flu.” Additional instances of avian flu or other food-borne illnesses, such as “mad cow disease,” E.coli, salmonella, or hepatitis A could adversely affect the price and availability of beef, poultry or other food products. As a result, we could experience a significant increase in cost of food.

In addition, like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of poultry, beef, or produce, the key ingredients in many of our menu items, or by negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning, E.coli, salmonella, “mad cow disease” or “bird flu”, publication of government or industry findings about food products we serve or other health concerns or operating issues stemming from the food served in our restaurants. Our operational controls and training may not be fully effective in preventing all food-borne illnesses. Some food-borne illness incidents could be caused by food suppliers and transporters and would be outside of our control. If our food suppliers and transporters do not comply with governmental health regulations, they may not be able to deliver food products or we may be subject to food product recalls. Any negative publicity, health concerns or specific outbreaks of food-borne illnesses attributed to one or more of our restaurants, or the perception of an outbreak, could result in a decrease in customer traffic to our restaurants and could have a material adverse effect on our sales, results of operations, business, financial condition and stock price.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2008 fiscal year and that remain unresolved.

Item 2.	PROPERTIES

Our principal executive offices are located at 1751 Lake Cook Road, Suite 600, Deerfield, Illinois 60015. The lease for our executive offices expires in September 2012. We believe the offices are adequate to accommodate our needs.

All of our restaurants are located on leased properties. Each lease typically has a 10-year base rent period, with various renewal options. In addition to the base rent, some leases provide for contingent rental payments, insurance, common area, and other operating costs. At most locations, we reimburse the landlord for a proportionate share of either the landlord’s real estate taxes or yearly increases in the landlord’s real estate taxes.

The following table lists existing Company-owned restaurants, by region, as of December 29, 2008:

Street Address	City	Date Opened	Format

MIDATLANTIC
234 South 15th Street	Philadelphia, PA	September-96	Cosi
325 Chestnut Street	Philadelphia, PA	April-97	Cosi
1350 Connecticut Avenue	Washington, DC	September-97	Cosi
1128 Walnut Street	Philadelphia, PA	December-97	Cosi
1647 20th Street NW	Washington, DC	August-98	Cosi
140 South 36th Street	Philadelphia, PA	August-98	Cosi
761 Lancaster Avenue	Bryn Mawr, PA	September-98	Cosi
301 Pennsylvania Avenue SE	Washington, DC	March-99	Cosi
2050 Wilson Boulevard	Arlington, VA	April-99	Cosi
215 Lombard Street	Philadelphia, PA	May-99	Cosi
1700 Pennsylvania Avenue	Washington, DC	August-99	Cosi Downtown
1700 Market Street	Philadelphia, PA	September-99	Cosi Downtown
700 King Street	Alexandria, VA	May-00	Cosi
700 11th Street	Washington, DC	May-00	Cosi
4250 Fairfax Drive	Arlington, VA	June-00	Cosi
1919 M Street	Washington, DC	September-00	Cosi
201 South 18th Street	Philadelphia, PA	October-00	Cosi
1001 Pennsylvania Avenue NW	Washington, DC	October-00	Cosi Downtown
7251 Woodmont Avenue	Bethesda, MD	December-00	Cosi
11909 Democracy Drive	Reston, VA	May-01	Cosi
4074 The Strand West	Columbus, OH	October-01	Cosi
1501 K Street NW	Washington, DC	December-01	Cosi Downtown
1875 K Street	Washington, DC	July-02	Cosi Downtown
6390 Sawmill Road	Columbus, OH	September-02	Cosi
601 Pennsylvania Ave. NW	Washington, DC	September-02	Cosi
1275 K Street	Washington, DC	September-02	Cosi
2212 East Main Street	Bexley, OH	September-02	Cosi
1478 Bethel Road	Columbus, OH	November-02	Cosi
295 Main Street	Exton, PA	November-02	Cosi
7166 N. High Street	Worthington, OH	December-02	Cosi
5252 Wisconsin Ave, NW	Washington, DC	December-02	Cosi
177 Kentlands Blvd	Gaithersburg, MD	January-03	Cosi
1333 H Street, NW	Washington DC	January-03	Cosi Downtown
1310 Polaris Parkway	Columbus, OH	February-03	Cosi
1801 N. Lynn Street	Arlington, VA	November-05	Cosi
4025 Welsh Road	Willow Grove, PA	December-05	Cosi
50 Yorktown Plaza	Elkins Park, PA	April-06	Cosi

Street Address	City	Date Opened	Format

833 Chestnut	Philadelphia, PA	June-06	Cosi
9177 Reisterstown Road	Owing Mills, MD	June-06	Cosi
424 West Swedesford Road	Berwyn, PA	June-06	Cosi
100 South Charles	Baltimore, MD	July-06	Cosi
513 West Broad Street	Falls Church, VA	October-06	Cosi
3503 Fairfax Drive, Suite 200	Arlington, VA	November-06	Cosi
201 N. Washington #290	Rockville, MD	March-07	Cosi
2955 Market St.	Philadelphia, PA	July-07	Cosi
2011 Crystal Drive Suite 100-B	Arlington, VA	May-08	Cosi

MIDWEST
116 S. Michigan Avenue	Chicago, IL	September-00	Cosi
55 E. Grand Street	Chicago, IL	October-00	Cosi
230 W. Washington Street	Chicago, IL	November-00	Cosi Downtown
203 North LaSalle Street	Chicago, IL	May-01	Cosi Downtown
301 South State Street	Ann Arbor, MI	May-01	Cosi
1101 Lake Street	Oak Park, IL	June-01	Cosi
101 North Old Woodward Avenue	Birmingham, MI	August-01	Cosi
25 E. Hinsdale	Hinsdale, IL	December-01	Cosi
8775 N. Port Washington Road	Fox Point, WI	December-01	Cosi
230 West Monroe Street	Chicago, IL	May-02	Cosi Downtown
301 East Grand River Avenue	East Lansing, MI	May-02	Cosi
84 W. Adams Road	Rochester Hills, MI	September-02	Cosi
28674 Telegraph Road	Southfield, MI	November-02	Cosi
37652 Twelve Mile Road	Farmington Hills, MI	December-02	Cosi
15131 LaGrange Road	Orland Park, IL	December-02	Cosi
233 North Michigan Avenue	Chicago, IL	December-02	Cosi Downtown
33 N Dearborn	Chicago, IL	June-05	Cosi Downtown
1740 Sherman Avenue	Evanston, IL	September-05	Cosi
1825 2nd Street	Highland Park, IL	December-05	Cosi
18 West 066 22nd Street	Oak Brook Terrace, IL	August-06	Cosi
2200 North Clark	Chicago, IL	August-06	Cosi
8310 Greenway Boulevard, #106	Middleton, WI	September-06	Cosi
250 State Street	Madison, WI	September-06	Cosi
910 North Milwaukee Avenue, Suite A	Lincolnshire, IL	November-06	Cosi
220 South Washington Street	Naperville, IL	December-06	Cosi
21720 W. Long Grove Rd.	Deer Park, IL	March-07	Cosi

NORTHEAST
257 Park Avenue South	New York, NY	February-97	Cosi
38 East 45th Street	New York, NY	February-97	Cosi Downtown
11 West 42nd Street	New York, NY	June-97	Cosi Downtown
60 East 56th Street	New York, NY	September-97	Cosi Downtown
3 World Financial Center	New York, NY	January-98	Cosi Downtown
55 Broad Street	New York, NY	March-98	Cosi Downtown
1633 Broadway	New York, NY	July-98	Cosi Downtown
61 West 48th Street	New York, NY	August-98	Cosi Downtown
685 Third Avenue	New York, NY	June-99	Cosi Downtown
970 Farmington Avenue	W. Hartford, CT	August-99	Cosi

Street Address	City	Date Opened	Format

461 Park Avenue South	New York, NY	January-00	Cosi
50 Purchase Street	Rye, NY	March-00	Cosi
841 Broadway	New York, NY	September-00	Cosi
15 S. Moger Avenue	Mt. Kisco, NY	December-00	Cosi
77 Quaker Ridge Road	New Rochelle, NY	November-01	Cosi
1298 Boston Post Road	Larchmont, NY	December-01	Cosi
471 Mount Pleasant Road	Livingston, NJ	September-02	Cosi
29 Washington Street	Morristown, NJ	December-02	Cosi
385 West Main Street	Avon, CT	December-02	Cosi
498 7th Avenue	New York, NY	December-02	Cosi
700 6th Avenue	New York, NY	February-03	Cosi
980 Boston Post Road	Darien, CT	October-05	Cosi
129 West Putnam Avenue	Greenwich, CT	February-06	Cosi
441 South Oyster Bay Road	Plainview, NY	June-06	Cosi
1209 High Ridge Road	Stamford, CT	July-06	Cosi
44 Great Neck Road	Great Neck, NY	July-06	Cosi
53 E. 8th St.	New York, NY	April-07	Cosi
2186 Broadway	New York, NY	June-07	Cosi
230 Tresser Blvd. Ste 005	Stamford, CT	November-07	Cosi

Item 3.	LEGAL PROCEEDINGS

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

On January 4, 2005, one of our former officers filed a complaint in the Superior Court in the Judicial District of Stamford/Norwalk in Stamford in the State of Connecticut, alleging claims against us relating to the vesting and valuation of, and entitlement to, employee stock options. On February 25, 2009, we entered into a court-approved agreement to settle the case. Under the settlement, we agreed to pay the plaintiff a total of $1.3 million in installments. We made an initial cash payment of $0.3 million during the first quarter of fiscal 2009, and the balance will be paid in 36 non-interest bearing monthly installments, secured by certain of our physical assets located in the State of Connecticut and 239,543 shares of our treasury stock. The amount of the settlement will be reduced by up to $0.2 million if we exercise certain prepayment rights under the settlement. In connection with the settlement, we dismissed our appeal of the judgment that we had previously filed. Although we believe we had valid defenses and had vigorously defended this case, we determined that settling the litigation was in the best interests of us and our stockholders.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, STOCK AND RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On November 22, 2002, our common stock began trading on the Nasdaq Global Market System (“Nasdaq”) under the symbol “COSI.” The closing price of our common stock on Nasdaq was $0.20 on March 11, 2009.

Stock Price Information

Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during fiscal 2008 and 2007 as reported by Nasdaq.

	Fiscal 2008		Fiscal 2007
Fiscal Quarter:	High	Low	High	Low

First Quarter	$3.14	$1.81	$6.67	$5.10
Second Quarter	$3.15	$2.23	$5.74	$4.47
Third Quarter	$2.85	$1.57	$5.02	$3.24
Fourth Quarter	$1.97	$0.18	$3.89	$2.10

Stockholders

The number of our common stockholders of record as of February 25, 2009 was 90. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

We have never paid cash dividends on our common stock, and we do not currently intend to pay any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information relating to securities authorized for issuance under our equity compensation plans is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Set forth below is a graph comparing the cumulative total stockholder return on Così’s common stock with the NASDAQ Composite Index and the Standard & Poor’s Small Cap 600 Index for the period covering Così’s initial public offering on November 22, 2002, through the end of Così’s 2008 fiscal year on December 29, 2008. The Company’s common stock trades on NASDAQ under the symbol “COSI.” The graph assumes an investment of $100.00 made at the opening of trading on November 22, 2002, in (i) Così’s common stock, (ii) the stocks comprising the NASDAQ Composite Index, and (iii) stocks comprising the Standard & Poor’s Small Cap 600 Index.

Cummulative Total Return

	22-Nov-02	31-Dec-02	31-Dec-03	31-Dec-04	30-Dec-05	29-Dec-06	31-Dec-07	29-Dec-08
COSI	100	73	37	80	109	67	29	3
NASDAQ	100	91	136	148	150	164	181	103
S&P	100	100	100	111	118	135	133	85

Recent Sales of Unregistered Securities

We sold the following unregistered securities in reliance upon the exemption from registration provided pursuant to section 4(2) of the Securities Act of 1933, as amended.

(a)	Exercises of Warrants

On September 26, 2008, we sold 130 shares of our common stock to a shareholder for nominal consideration pursuant to the exercise of warrants. Using the net exercise method, a net of 129 shares were issued and one share was surrendered.

On October 2, 2008, we sold 1,299 shares of our common stock to a shareholder for nominal consideration pursuant to the exercise of warrants.

On October 2, 2008, we sold 1,299 shares of our common stock to a shareholder for nominal consideration pursuant to the exercise of warrants. Using the net exercise method, a net of 1,291 shares were issued and eight shares were surrendered.

On October 7, 2008, we sold 118 shares of our common stock to a shareholder for nominal consideration pursuant to the exercise of warrants. Using the net exercise method, a net of 117 shares were issued and one share was surrendered.

On October 7, 2008, we sold 327 shares of our common stock to a shareholder for nominal consideration pursuant to the exercise of warrants. Using the net exercise method, a net of 324 shares were issued and three shares were surrendered.

On October 9, 2008, we sold 649 shares of our common stock to a shareholder for nominal consideration pursuant to the exercise of warrants. Using the next exercise method, a net of 644 shares were issued and five shares were surrendered.

On October 13, 2008, we sold 649 shares of our common stock to a shareholder for nominal consideration pursuant to the exercise of warrants. Using the net exercise method, a net of 645 shares were issued and four shares were surrendered.

On October 14, 2008, we sold 3,246 shares of our common stock to a shareholder for nominal consideration pursuant to the exercise of warrants. Using the net exercise method, a net of 3,227 shares were issued and 19 shares were surrendered.

On October 14, 2008, we sold 649 shares of our common stock to a shareholder for nominal consideration pursuant to the exercise of warrants. Using the net exercise method , a net of 645 shares were issued and four shares were surrendered.

On October 14, 2008, we sold 649 shares of our common stock to a shareholder for nominal consideration pursuant to the exercise of warrants. Using the net exercise method, a net of 645 shares were issued and four shares were surrendered.

On December 29, 2008, we sold 2,597 shares of our common stock to a shareholder for nominal consideration pursuant to the exercise of warrants.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our summary of selected consolidated financial data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Report. The selected statement of operations data for fiscal 2008, 2007 and 2006 and selected balance sheet data for fiscal 2008 and 2007 are derived from our audited consolidated financial statements that are included in this Report. The following historical results of consolidated operations are not necessarily indicative of results to be expected for any subsequent period.

	Fiscal Year
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues:
Restaurant net sales	$132,501	$132,414	$122,849	$114,036	$110,040
Franchise fees and royalties	3,078	2,142	849	101	—

Total revenues	135,579	134,556	123,698	114,137	110,040
Costs and expenses:
Cost of food and beverage	30,235	30,972	28,170	27,104	27,820
Restaurant labor and related benefits	45,375	45,995	40,782	37,264	38,428
Occupancy and other restaurant operating expenses	39,821	38,369	32,045	27,726	27,720

	115,431	115,336	100,997	92,094	93,968
General and administrative expenses	19,966	22,973	26,887	24,265	24,573 (1)
Depreciation and amortization	8,409	8,823	7,196	6,516	6,874
Restaurant pre-opening expenses	100	710	1,451	824	64
Provision for losses on asset impairments and disposals	7,099	3,845	249	675	1,406
Closed store costs	69	262	—	—	—
Lease termination expenses (benefit), net	551	347	(232)	(179)	(589)
Gain on sale of assets	—	(23)	(482)	(1,432)	—

Total costs and expenses	151,625	152,273	136,066	122,763	126,296

Operating loss	(16,046)	(17,717)	(12,368)	(8,626)	(16,256)

Other income (expense):
Interest income	102	524	1,411	802	159
Interest expense	(7)	(42)	(9)	(34)	(62)
Allowance for notes receivable from stockholders	—	—	—	(261)	(1,266)
Other income (expense)	41	705	77	104	(103)

Total other income (expense)	136	1,187	1,479	611	(1,272)

Loss from continuing operations	(15,910)	(16,530)	(10,889)	(8,015)	(17,528)

Discontinued operations:
Operating loss from discontinued operations	(224)	(903)	(1,183)	(1,906)	(504)
Asset impairments of discontinued operations	(88)	(3,350)	(256)	(3,205)	(341)

Loss from discontinued operations	(312)	(4,253)	(1,439)	(5,111)	(845)

Net loss	$(16,222)	$(20,783)	$(12,328)	$(13,126)	$(18,373)

Per share data:
Loss per share — basic and diluted
Continuing operations	$(0.40)	$(0.42)	$(0.28)	$(0.23)	$(0.59)
Discontinued operatons	$—	$(0.11)	$(0.04)	$(0.15)	$(0.03)

Net loss	$(0.40)	$(0.53)	$(0.32)	$(0.38)	$(0.62)

Weighted average shares used in computing net loss per share — basic and diluted	40,079	39,332	38,207	34,929	29,432

(1)	Includes $1.0 million in expense related to the relocation of our corporate office from New York to Deerfield, IL.

	Fiscal Year
	2008	2007	2006	2005	2004
	(In thousands)

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,589	$6,309	$938	$1,952	$1,090
Investments	$—	$—	$18,962	$32,918	$9,962
Total assets	$42,781	$56,412	$75,757	$76,544	$51,138
Total stockholders’ equity	$19,026	$33,846	$50,631	$56,208	$29,152
Selected Consolidated Statement of Cash Flow Data:
Cash flow provided by (used in) operating activities	$2,044	$(2,369)	$3,949	$4,249	$(9,631)
Cash flow (used in) provided by investing activities	$(2,817)	$5,727	$(6,674)	$(31,536)	$(17,268)
Cash flow provided by financing activities	$53	$2,013	$1,711	$36,648	$20,032
Selected Operating Data:
Company-owned restaurants open at the end of the fiscal year	101	107	110	96	92

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 29, 2008, December 31, 2007 and January 1, 2007 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Annual Report.

Business Overview

System-wide Restaurants:

	Fiscal Year
	2008				2007				2006
	Company-				Company-				Company-
	Owned		Franchise	Total	Owned		Franchise	Total	Owned		Franchise	Total

Restaurants at beginning of period	107	c	34	141	110	b	13	123	96	a	5	101
New restaurants opened	1		19	20	6		22	28	21		8	29
Restaurants permanently closed	7		3	10	9		1	10	7		—	7

Restaurants at end of period	101		50	151	107	c	34	141	110	b	13	123

a - Includes six locations that are classified as discontinued operations.

b - Includes nine locations that are classified as discontinued operations.

c - Includes three locations that are classified as discontinued operations.

There are currently 98 Company-owned and 48 franchise premium convenience restaurants operating in 18 states, the District of Columbia, and the United Arab Emirates (UAE), of which one franchised restaurant opened subsequent to fiscal 2008 in the UAE. In addition, we closed three Company-owned and three franchise restaurants subsequent to fiscal 2008, of which two were in the Chicago area, two were in Pennsylvania, and two were in New Jersey. One additional Company-owned restaurant in the Chicago area is scheduled to close during the first quarter of fiscal 2009.

Our restaurants offer innovative savory made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi® bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers. Our menu features high-quality sandwiches, freshly-tossed salads, Cosi® bagels, hot melts, flatbread pizzas, S’mores and other desserts, and a variety of coffees along with other soft drink beverages, bottled beverages including premium still and sparkling water, teas, alcoholic beverages, and other specialty coffees. Our restaurants offer lunch and afternoon coffee in a counter-service format, with most offering breakfast and/or dinner and dessert menus as well. We operate our Company-owned restaurants in two formats: Cosi® and Cosi Downtown®. Cosi Downtown® restaurants, which are located in nonresidential central business districts, close for the day in the early evening, while Cosi® restaurants offer dinner and dessert in a casual dining atmosphere.

We are currently eligible to offer franchises in 47 states and the District of Columbia. We offer franchises to area developers and individual franchise operators. The initial franchise fee, payable to us, for both an area developer and an individual franchise operator, is $40,000 for the first restaurant and $35,000 for each additional restaurant.

We believe that offering Cosi® franchised restaurants to area developers and individual franchisees offers the prospects of strong financial returns. By franchising, we believe we will be able to increase the presence of our restaurants in various markets throughout the country and generate additional revenue without the large upfront capital commitments and risk associated with opening Company-owned restaurants.

We believe that incorporating a franchising and area developer model into our strategy will position us to maximize the market potential for the Cosi® brand and concept consistent with our available capital and we expect that Company-owned restaurants (restaurants that we own as opposed to franchised restaurants) will always be an important part of our new restaurant growth.

During fiscal 2008, we opened one and permanently closed seven Company-owned restaurants, of which three were underperforming locations, one location where the lease expired and we were unable to negotiate acceptable renewal terms, and three locations in Seattle, Washington where we exited the market and sold the assets at those locations to a local restaurant development company that is operating them under a different brand.

Recent Developments

As previously announced, our Board, consistent with its fiduciary duties, has formed a special committee of independent directors to review and evaluate strategic alternatives to enhance shareholder value. The Special Committee has engaged an investment banking firm to act as its financial advisor in connection with this review. The Special Committee is assessing a wide variety of options to improve our business and competitive position, including, but not limited to, opportunities for organizational and operational improvement, a possible merger or sale, acquisition opportunities, third party investment and other strategic alternatives. The Board has not set any specific timeline for the completion of this strategic review, and there is no assurance that as a result of this review, the Board will decide upon any particular course of action or engage in any specific transaction.

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

Stock-Based Compensation Expense:  We recognize stock-based compensation expense according to the fair value recognition provision of SFAS 123R, Share-Based Payment, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation expense be recognized in the financial statements. Stock-based compensation expense that we recognized for all fiscal years reported reflect the adoption of SFAS 123R.

We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant. The weighted average fair values of the stock options granted through 2005, the last time we issued stock options, calculated in accordance with SFAS 123R were determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Expected stock price volatility	68%
Average risk-free interest rate	3.79%
Average expected life of options	5 years
Weighted average grant date fair value	$3.89

We estimate forfeitures in calculating the expense relating to stock-based compensation. Pre-vesting forfeiture rates are estimated based on historical data. The expected volatility is based on an average of the historical volatility of the Company’s stock, the implied volatility of market options, peer company volatility, and other factors. The average expected life represents the period of time that stock option grants are expected to be outstanding and is derived from historical terms and other factors. The risk-free interest rate is based on the rate of U.S. Treasury zero-coupon issues with remaining term equal to the expected life of stock option grants.

Accounting for Lease Obligations:  In accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, we recognize rent expense on a straight-line basis over the lease term, commencing on the date we take possession. We include any rent escalations, rent abatements during construction periods and other rent holidays in our straight-line rent expense calculation.

Landlord Allowances:  In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, we record landlord allowances as deferred rent in other long-term liabilities on the consolidated balance sheets and amortize them on a straight-line basis over the term of the related leases.

Income Taxes:  We have recorded a full valuation allowance to reduce our deferred tax assets related primarily to net operating loss carry-forwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carry-forward based on the Company’s operating results. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets.

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

Franchise Fees and Royalties.  Franchise fees and royalties includes fees earned from franchise agreements entered into with area developers and franchise operators, as well as royalties received based on sales generated at franchised restaurants. We recognize the franchise fee in the period in which a franchise location opens or when fees are forfeited as a result of a termination of an area developer agreement. We recognize franchise royalties in the period in which sales are made by our franchise operators.

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

Comparable Restaurant Sales

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base any restaurant that is temporarily shut down for remodeling for a complete period in the period that it is shut down. At fiscal years ended December 29, 2008, December 31, 2007, and January 1, 2007 there were 99, 95, and 81 restaurants in our comparable restaurant base, respectively.

Costs and Expenses

Cost of Food and Beverage.  Cost of food and beverage is composed of food and beverage costs. Food and beverage costs are variable and increase with sales volume.

Restaurant Labor and Related Benefits.  The costs of restaurant labor and related benefits include direct hourly and management wages, bonuses, payroll taxes, health insurance and all other fringe benefits.

Occupancy and Other Restaurant Operating Expenses.  Occupancy and other restaurant operating expenses include direct restaurant level operating expenses, including the cost of paper and packaging, supplies, restaurant repairs and maintenance, utilities, rent and related occupancy costs.

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

Results of Operations

The following table sets forth our operating results as a percent of total revenues, except where otherwise noted, for the periods indicated:

	Fiscal Year
	2008	2007	2006

Revenues:
Restaurant net sales	97.7%	98.4%	99.3%
Franchise fees and royalties	2.3	1.6	0.7

Total revenues	100.0	100.0	100.0

Cost and expenses:
Cost of food and beverage(1)	22.8	23.4	22.9
Restaurant labor and related benefits(1)	34.2	34.7	33.2
Occupancy and other restaurant operating expenses(1)	30.1	29.0	26.1

	87.1	87.1	82.2
General and administrative expenses:	14.7	17.1	21.7
Depreciation and amortization	6.2	6.6	5.8
Restaurant pre-opening expenses	0.1	0.5	1.2
Provision for losses on asset impairments and disposals	5.2	2.9	0.2
Closed store costs	0.1	0.2	—
Lease termination expense (benefit), net	0.4	0.3	(0.2)
Gain on sale of assets	—	—	(0.4)

Total costs and expenses	111.8	113.2	110.0

Operating loss	(11.8)	(13.2)	(10.0)
Other income (expense):
Interest income	—	0.4	1.1
Other income	—	0.5	0.1

Loss from continuing operations	(11.8)	(12.3)	(8.8)
Discontinued operations:
Operating loss from discontinued operations	(0.2)	(0.7)	(1.0)
Asset imparments of discontinued operations	—	(2.4)	(0.20)

Loss from discontinued operations	(0.2)	(3.1)	(1.2)

Net loss	(12.0)	(15.4)	(10.0)

(1)	These are expressed as a pecentage of restaurant net sales versus all other items expressed as a percentage of total revenues.

Fiscal Year 2008 (52 weeks) compared to Fiscal Year 2007 (52 weeks)

Restaurant Net Sales

	Restaurant Net Sales
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2008	$132,501	97.7%
Fiscal 2007	$132,414	98.4%

Restaurant net sales increased 0.1%, or $0.1 million, in fiscal 2008 as compared to fiscal 2007. This increase was due primarily to $3.0 million in net sales at new restaurants not yet in the comparable restaurant base as of December 29, 2008, and $0.9 million in net sales related to restaurants temporarily closed for remodeling during fiscal 2007, almost fully offset by the decline of $2.7 million in net sales related to restaurants closed during and subsequent to fiscal 2007, and the decrease of 0.9% or approximately $1.1 million in net sales in our comparable restaurant base. For comparable restaurants in fiscal 2008, our average check increased 1.7% and our transaction count decreased by 2.6%, as compared to fiscal 2007.

Franchise Fees and Royalties

	Franchise Fees and Royalties
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2008	$3,078	2.3%
Fiscal 2007	$2,142	1.6%

Franchise fees and royalties during fiscal 2008 consist of $2.1 million in royalties from the franchise restaurants operated during fiscal 2008 and $1.0 million in fees related to the 19 franchise restaurants that opened during fiscal 2008, including $0.03 million in fees earned under the international licensing agreement for the locations in the UAE and also $0.5 million in franchise fees related to the termination of two area developer agreements. Franchise fees and royalties during fiscal 2007 consist of $1.3 million in royalties from franchise restaurants operated during fiscal 2007 and $0.8 million in fees related to the 22 franchise restaurants that opened during fiscal 2007, including $0.09 million related to the licensing fees earned under the international licensing agreement for the locations in the UAE.

Costs and Expenses

	Cost of Food and Beverage
		As a % of
	(In Thousands)	Restaurant Net Sales

Fiscal 2008	$30,235	22.8%
Fiscal 2007	$30,972	23.4%

Cost of Food and Beverage.  The decrease in food and beverage costs as a percentage of net sales during fiscal 2008, as compared to fiscal 2007, is due primarily to menu price increases taken during fiscal 2008 which averaged 2.1% for the year and lower costs associated with promotional menu offerings, partially offset by year-over-year price increases on commodities such as wheat and dairy and dairy related products, as well as higher fuel costs.

	Restaurant Labor and Related Benefits
		as a % of
	(In thousands)	restaurant net sales

Fiscal 2008	$45,375	34.2%
Fiscal 2007	$45,995	34.7%

Restaurant Labor and Related Benefits.  The decrease in restaurant labor and related benefits as a percentage of restaurant net sales during fiscal 2008, as compared to fiscal 2007, is due primarily to our continued efforts to drive more effective labor management during both peak and non-peak hours of operation and lower costs for workers’ compensation insurance.

	Occupancy and Other Restaurant Operating Expenses
		As a % of
	(In Thousands)	Restaurant Net Sales

Fiscal 2008	$39,821	30.1%
Fiscal 2007	$38,369	29.0%

Occupancy and Other Restaurant Operating Expenses.  The increase in restaurant occupancy and other restaurant operating expenses as a percentage of restaurant net sales during fiscal 2008, as compared to fiscal 2007, is due primarily to higher utility costs, the deleveraging of occupancy costs against relatively flat sales in our comparable restaurant base, and slightly higher costs for repairs and maintenance.

	General and Administrative Costs
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2008	$19,966	14.7%
Fiscal 2007	$22,973	17.1%

General and administrative costs.  The reduction in general and administrative costs of $3.0 million during fiscal 2008, as compared to fiscal 2007, is due to labor savings from administrative workforce reductions, lower stock-based compensation costs, lower recruiting costs resulting from our search to select and appoint a permanent Chief Executive Officer during 2007 and lower corporate travel costs, offset by severance costs related to the workforce reductions. In addition, during fiscal 2008, we booked approximately $2.0 million in charges related to legal settlements.

	Depreciation and Amortization
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2008	$8,409	6.2%
Fiscal 2007	$8,823	6.6%

Depreciation and Amortization.  The lower depreciation and amortization costs in fiscal 2008, as compared to fiscal 2007, are due primarily to the impact of impairments recorded during and subsequent to the fourth quarter of fiscal 2007, as well as the continued depreciation and amortization of our comparable restaurant base, partially offset by higher depreciation and amortization costs related to one new restaurant opened during fiscal 2008.

	Restaurant Pre-Opening Expenses
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2008	$100	0.1%
Fiscal 2007	$710	0.5%

Restaurant Pre-Opening Expenses.  Restaurant pre-opening expenses were $0.1 million during fiscal 2008, due primarily to occupancy, pre-opening payroll, supplies and training costs for one new restaurant opened during fiscal 2008. During fiscal 2008, 49.5% of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurant. Restaurant pre-opening expenses were $0.7 million in fiscal 2007, due primarily to occupancy, pre-opening payroll, supplies and training costs for six new restaurants opened during fiscal 2007. During fiscal 2007, 54.8% of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurants.

	Provision for Losses on Asset Impairments and Disposals
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2008	$7,099	5.2%
Fiscal 2007	$3,845	2.9%

Provision for Losses on Asset Impairments and Disposals.  During 2008 we recorded asset impairment charges of $7.1 million related to 16 underperforming locations, most of which were built in 2005 and the first half of 2006, determined to be impaired, of which nine are in the Midwest region, five are in the Mid-Atlantic region and two are in the Northeast region, including four locations that have been closed or are scheduled to close during the first quarter of fiscal 2009. During fiscal 2008, we recorded asset impairment charges of approximately $0.1 million related to the Seattle locations, which are reported in discontinued operations. The asset impairment charges of $3.8 million recorded in fiscal 2007 are attributable to seven underperforming locations determined to be impaired including one location that was closed during the third quarter of fiscal 2008. In addition, during fiscal 2007, we recorded impairment charges of $3.4 million related to six Macy’s and three Seattle locations, which are reported in discontinued operations.

	Closed Store Costs
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2008	$69	0.1%
Fiscal 2007	$262	0.2%

Closed Store Costs.  Closed store costs during fiscal 2008 are related to two underperforming locations that closed during the first quarter of fiscal 2008 at the expiration of their operating leases and two additional underperforming locations that closed, one each during the second and third quarters of fiscal 2008. Closed store costs during fiscal 2007 are related to one restaurant in New York City that closed at the lease expiration and was relocated within the immediate area during the second quarter of fiscal 2007, one underperforming location where the lease expired and we exited the location, and one underperforming location where the lease was scheduled to expire in fiscal 2008 and we negotiated an early exit agreement with the landlord.

	Lease Termination Expense
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2008	$551	0.4%
Fiscal 2007	$347	0.3%

Lease Termination Expense.  Lease termination expense during fiscal 2008 is primarily related to a location where we made the decision to not build a restaurant subsequent to entering into a lease, and reached an agreement with the landlord to exit the lease, and to three underperforming locations in the Midwest region where we reached exit agreements with the landlords. One of these underperforming locations was closed during the third quarter of fiscal 2008 and the other two were closed during the first quarter of fiscal 2009. The lease termination expense during fiscal 2007 relates to a location where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant and we exercised the exit provision under the lease, and to an underperforming restaurant in Chicago where we exercised an early exit provision of the lease and exited the location in the first quarter of fiscal 2008.

	Gain on Sale of Assets
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2008	—	—
Fiscal 2007	$23	—

Gain on Sale of Assets.  The gain recognized during fiscal 2007 is related to the sale of a liquor license.

	Interest Income		Interest Expense
		As a % of		As a % of
	(In Thousands)	Total Revenues	(In Thousands)	Total Revenues

Fiscal 2008	$102	—	$7	—
Fiscal 2007	$524	0.4%	$42	—

Interest Income and Expense.  The decrease in interest income in fiscal 2008, as compared to fiscal 2007, is due primarily to lower average rates of interest earned on deposit accounts as well as a decline in short-term investments during fiscal 2008. During both fiscal 2008 and fiscal 2007, interest expense was insignificant.

	Other Income
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2008	$41	—
Fiscal 2007	$705	0.5%

Other income.  During fiscal 2008, we recorded other income related to a tax refund. Other income during fiscal 2007 is due primarily to a cash settlement on an insurance claim related to a location that we operated in The World Trade Center on September 11, 2001.

	Loss from Continuing Operations
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2008	$(15,910)	(11.8)%
Fiscal 2007	$(16,530)	(12.3%)

Loss from Continuing Operations.  The decrease in our loss from continuing operations in fiscal 2008, as compared to fiscal 2007, is due primarily to a decrease in general and administrative expenses and higher income from franchise fees and royalties, offset by higher non-cash charges for asset impairments and higher lease termination costs.

Discontinued Operations.  During the third quarter of fiscal 2007, the Company reached an agreement with Macy’s Inc. (“Macy’s”) relating to six Cosi® restaurants operated within Macy’s stores. Under the terms of the agreement, we ceased operations and closed those locations on August 19, 2007.

In addition, we sold the assets of three underperforming Company-owned locations that operated in the state of Washington to a local restaurant development company. Under the terms of the agreement, we transferred rights to the assets and leasehold improvements for minimal cash consideration and the new owner assumed the tenant obligations under the real estate operating leases and is operating those locations under a different brand. We ceased operating these restaurants as of the end of the first quarter of fiscal 2008.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Macy’s and Seattle locations qualify as discontinued operations, and accordingly we have reported the results of operations of this group in discontinued operations in the accompanying consolidated financial statements for all periods presented. During fiscals 2008 and 2007, the operating loss from discontinued operations was $0.2 million and $0.9 million, respectively.

In addition, we recorded charges of $0.1 million and $3.4 million during fiscals 2008 and 2007, respectively, related to the impairment of the assets at the Seattle and Macy’s locations, which are also reported in discontinued operations in the accompanying consolidated financial statements.

Fiscal Year 2007 (52 weeks) compared to Fiscal Year 2006 (52 weeks)

Restaurant Net Sales

	Restaurant Net Sales
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$132,414	98.4%
Fiscal 2006	$122,849	99.3%

Restaurant net sales increased 7.8% in fiscal 2007 as compared to fiscal 2006. This increase was due primarily to $12.7 million in net sales at new restaurants not yet in the comparable restaurant base, as of December 31, 2007, and a 0.2%, or $0.3 million, increase in comparable restaurant net sales, partially offset by a decrease of approximately $1.8 million in net sales associated with two Company-owned restaurants sold to franchisees during the fourth quarter of fiscal 2006, the decline of $1.2 million in net sales related to restaurants closed subsequent to fiscal 2006, and a decline of $0.4 million in net sales related to restaurants temporarily closed for remodeling during fiscals 2006 and 2007. For comparable restaurants in fiscal 2007, our average check increased 3.4% and our transaction count decreased by 3.1%, compared to fiscal 2006.

Franchise Fees and Royalties

	Franchise Fees and Royalties
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$2,142	1.6%
Fiscal 2006	$849	0.7%

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

Costs and Expenses

	Cost of Food and Beverage
		As a % of
	(In Thousands)	Restaurant Net Sales

Fiscal 2007	$30,972	23.4%
Fiscal 2006	$28,170	22.9%

Cost of Food and Beverage.  The increase in food and beverage costs as a percentage of restaurant net sales is due primarily to year over year increased pricing pressure on certain commodities, like wheat, dairy and dairy related products, as well as the impact of an unfavorable shift in beverage sales mix, and higher promotional discounts compared to fiscal 2006.

	Restaurant Labor and Related Benefits
		As a % of
	(In Thousands)	Restaurant Net Sales

Fiscal 2007	$45,995	34.7%
Fiscal 2006	$40,782	33.2%

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

	Occupancy and Other Restaurant Operating Expenses
		As a % of
	(In Thousands)	Restaurant Net Sales

Fiscal 2007	$38,369	29.0%
Fiscal 2006	$32,045	26.1%

Occupancy and Other Restaurant Operating Expenses.  The increase in restaurant occupancy and other restaurant operating expenses as a percentage of restaurant net sales during fiscal 2007 is due primarily to the impact of fixed occupancy costs against sales at new restaurants that have not yet reached expected sales levels, higher costs for repairs and maintenance, the impact of relatively flat sales performance at comparable locations on occupancy costs, and slightly higher costs for paper and packaging.

	General and Administrative Costs
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$22,973	17.1%
Fiscal 2006	$26,887	21.7%

General and Administrative Costs.  The reduction in general and administrative costs during fiscal 2007 as compared to fiscal 2006 is due to lower costs associated with litigation, lower stock-based compensation costs, labor savings, including the impact of an administrative workforce reduction during the third quarter of fiscal 2007, and lower professional and consulting fees partially offset by higher recruiting costs primarily related to the search to select and appoint a new Chief Executive Officer.

	Depreciation and Amortization
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$8,823	6.6%
Fiscal 2006	$7,196	5.8%

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

	Restaurant Pre-Opening Expenses
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$710	0.5%
Fiscal 2006	$1,451	1.2%

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

	Provision for Losses on Asset Impairments and Disposals
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$3,845	2.9%
Fiscal 2006	$249	0.2%

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

	Closed Store Costs
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$262	0.2%
Fiscal 2006	—	—

Closed Store Costs.  Closed store costs during fiscal 2007 are related to one restaurant in New York City that closed at the lease expiration and was relocated within the immediate area during the second quarter of fiscal 2007, one underperforming location where the lease expired and we exited the location, as well as one underperforming location where the lease was scheduled to expire in fiscal 2008 and where we negotiated an early exit agreement with the landlord. We did not have any closed store costs during fiscal 2006.

	Lease Termination Expense (Benefit)
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$347	0.3%
Fiscal 2006	$(232)	(0.2)%

Lease Termination Expense (Benefits), net.  The lease termination expense during fiscal 2007 relates to a location where, due to the enforcement of restrictions in a zoning overlay district, we were denied the necessary permits to build a restaurant and we exercised the exit provision under the lease, and to an underperforming restaurant in Chicago where we exercised an early exit provision of the lease and exited the location in the first quarter of fiscal 2008. During fiscal 2006, we recognized lease termination income due primarily to the reversal of accruals deemed no longer necessary.

	Gain on Sale of Assets
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$23	—
Fiscal 2006	$482	(0.4)%

Gain on Sale of Assets.  The gain recognized during fiscal 2007 is related to the sale of a liquor license. The gain recognized during fiscal 2006 was related to the sale of a Company-owned restaurant in New Jersey sold to a franchise area developer during the fourth quarter of fiscal 2006.

	Interest Income		Interest Expense
		As a % of		As a % of
	(In Thousands)	Total Revenues	(In Thousands)	Total Revenues

Fiscal 2007	$524	0.4%	$42	—
Fiscal 2006	$1,411	1.1%	$9	—

Interest Income and Expense.  The decrease in interest income during fiscal 2007 as compared to fiscal 2006 is due primarily to lower average levels of short-term investments during fiscal 2007. During both fiscal 2007 and fiscal 2006, interest expense was insignificant.

	Other Income
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$705	0.5%
Fiscal 2006	$77	0.1%

Other Income.  Other income during fiscal 2007 is due primarily to the cash settlement on an insurance claim related to a location that we operated in The World Trade Center on September 11, 2001. In fiscal 2006, other income was due primarily to the receipt of payment on an insurance claim related to the two stores impacted by Hurricane Wilma.

	Loss from Continuing Operations
		As a % of
	(In Thousands)	Total Revenues

Fiscal 2007	$(16,530)	(12.3)%
Fiscal 2006	$(10,889)	(8.8)%

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

Discontinued Operations.  During the third quarter of fiscal 2007, the Company reached an agreement with Macy’s Inc. (“Macy’s”) relating to six Cosi® restaurants operated within Macy’s stores. Under the terms of the agreement, we ceased operations and closed those locations on August 19, 2007.

In addition, we sold the assets of three underperforming Company-owned locations that operated in the state of Washington to a local restaurant development company. Under the terms of the agreement, Cosi transferred rights to the assets and leasehold improvements for minimal cash consideration and the new owner assumed the tenant obligations under the real estate operating leases and is operating those locations under a different brand. We ceased operating these restaurants as of the end of the first quarter of fiscal 2008.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Macy’s and Seattle locations qualify as discontinued operations, and accordingly we have reported the results of operations of this group in discontinued operations in the accompanying consolidated financial statements for all periods presented. During fiscals 2007 and 2006, the operating loss from discontinued operations was $0.9 million and $1.2 million, respectively.

We recorded a charge of $3.4 million during fiscal 2007 related to the impairment of the assets at the Seattle and Macy’s locations, which is also reported in discontinued operations in the accompanying consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $5.6 million on December 29, 2008, compared with $6.3 million on December 31, 2007. We had negative working capital of ($2.8) million on December 29, 2008, compared with negative working capital of ($0.7) million as of December 31, 2007. The decrease in working capital was primarily a function of deploying capital to build a new Company-owned restaurant, maintaining existing Company-owned restaurants, and funding the operating loss for the period. Our principal requirements for cash in 2009 will be for working capital needs and routine maintenance of our existing restaurants.

Net cash provided by operating activities during the twelve-month period ended December 29, 2008, was approximately $2.0 million compared to $2.4 million of net cash used in operating activities in the twelve-month period ended December 31, 2007. The increase in cash provided by operating activities during fiscal 2008 was the result of a lower year-over-year operating loss, the reduction of receivables from landlords and a shift in the timing of payments of certain accrued expenses.

Total cash used in investing activities was $2.8 million during fiscal 2008, compared to cash provided by investing activities of $5.7 million fiscal 2007. The year-over-year decrease was due primarily to the decline in net redemptions of short-term investments, partially offset by lower capital expenditures in fiscal 2008 as compared to fiscal 2007. During fiscal 2007, we had net redemptions of short term investments of $19.0 million compared to none during fiscal 2008 as we held no short-term investments.

Total capital expenditures during fiscal 2008 were approximately $2.9 million, compared to expenditures of $14.3 million during fiscal 2007. Capital expenditures during fiscal 2008 were primarily for the construction of a new restaurant and maintenance of existing restaurants. Capital expenditures during fiscal 2007 were primarily associated with the construction of nine new Company-owned restaurants that opened during and subsequent to the fourth quarter of fiscal 2006, including one restaurant that opened during the fourth quarter of fiscal 2007 and remodel and maintenance costs associated with existing Company-owned locations.

Cash provided by financing activities of approximately $0.05 million and $2.0 million during fiscals 2008 and 2007, respectively, was primarily from proceeds associated with the exercise of stock options.

We opened one new Company-owned restaurant during fiscal 2008 and currently do not expect to open any additional Company-owned restaurants in fiscal 2009. We estimate the cost to open a Company-owned restaurant is approximately $800,000, net of landlord contributions and including pre-opening expenses. We do not expect to incur any significant remodeling capital costs during fiscal 2009. However, we do expect to incur capital maintenance costs on existing Company-owned restaurants. As we currently have no credit facility or available line of credit, we expect to fund any required capital maintenance costs on existing Company-owned locations from cash and cash equivalents on hand, expected cash flows generated by existing Company-owned restaurants and expected franchise fees and royalties.

We believe that our current cash and cash equivalents, and expected cash flows from Company-owned restaurant operations and franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and maintenance in existing restaurant locations for the next twelve months. Our conclusion is based on expected performance for 2009 and included a sensitivity analysis that projected varying levels of decline in consumer demand in 2009. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance and the potential impact the current economic environment may have on consumer spending. In analyzing our capital cash outlays during fiscal 2008, 42.0% of our capital cash outlay was spent on construction of new Company-owned restaurants and another 46.1% of our cash outlay was spent on maintenance costs associated with existing Company-owned locations. Due to having spent significant capital over the last three years to remodel and refresh existing locations as well as a number of the locations having only been opened within the last three years, we currently do not anticipate significant levels of cash outlays for capital expenditures during fiscal 2009. However, if our existing and new Company-owned restaurants do not generate the cash flow levels that we expect, if new franchised restaurants do not open according to our expectations, or if we do not generate the franchise fees and royalties that we currently expect, then we may have to initiate further labor reductions in general and administrative support functions, seek to sell certain Company-owned locations to franchisees or other third parties or seek other sources of debt or equity financing.

In such circumstances, there could be no assurance that we would be able to obtain such debt or equity financing or sell Company-owned locations to franchisees. If the prevailing instability in the credit and financial markets continues, it may be more difficult for the Company to obtain additional financing and for franchisees to obtain financing necessary to open restaurants or to acquire Company-owned locations. An inability to access additional sources of liquidity to fund our cash needs could materially adversely affect our financial condition and results of operations.

Contractual Obligations:

We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of December 29, 2008.

	Payments Due by Period
			Due	Due	Due
	Total	Due	Fiscal 2010	Fiscal 2012	After
Description	Obligations	Fiscal 2009	to Fiscal 2011	to Fiscal 2013	Fiscal 2013
	(In thousands)

Long-term debt(1)(2)	$1,400	$600	$717	$83	$—
Operating leases(3)	76,591	15,337	27,092	18,046	16,116

Total contractual cash obligations	$77,991	$15,937	$27,809	$18,129	$16,116

(1)	Amounts shown include a $0.1 million obligation including aggregate scheduled interest payments of $0.2 million related to a settlement for a trademark dispute. The principal amount of the debt, net of interest obligations, is included in the other long-term liabilities in the attached consolidated balance sheets.

(2)	Amounts shown include $1.3 million for a legal settlement related to a claim from a former employee. The installment payments for this settlement are non-interest bearing. The amount of this settlement is included in other long-term liabilities in the attached consolidated balance sheets.

(3)	Amounts shown are net of an aggregate $0.2 million of sublease rental income due under non-cancelable subleases and include accrued contractual lease increases of an aggregate $4.6 million, which are included in other long-term liabilities in the attached consolidated balance sheets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Selected Quarterly Financial Data

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All quarters in fiscal 2008 and 2007 include results for 13 weeks. The unaudited selected quarterly results for fiscal 2008 and 2007 are shown below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share data)

Fiscal 2008
Total revenues	$33,191	$36,723	$34,930	$30,735
Total costs and expenses	$35,979	$38,447	$38,078	$39,121

Net loss	$(3,028)	$(1,729)	$(3,095)	$(8,370)

Basic and diluted loss per share:	$(0.08)	$(0.04)	$(0.08)	$(0.21)

Fiscal 2007
Total revenues	$31,121	$35,448	$34,837	$33,150
Total costs and expenses	$35,198	$39,624	$38,511	$38,940

Net loss	$(4,205)	$(7,401)	$(3,002)	$(6,175)

Basic and diluted loss per share:	$(0.11)	$(0.19)	$(0.08)	$(0.16)

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this report for further details of new accounting pronouncements not yet adopted.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-K and Annual Report or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including, without limitation, those described in Item 1A of this Report. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if our future changes make it clear that any projected results expressed or implied therein will not be realized.

Listed below are just some of the factors that would impact our forward looking statements:

•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	labor shortages or increased labor costs;

•	changes in demographic trends and consumer tastes and preferences, including changes resulting from concerns over nutritional or safety aspects of beef, poultry, produce or other foods or the effects of food-borne illnesses, such as E.coli, “mad cow disease” and avian influenza or “bird flu;”

•	competition in our markets, both in our business and locating suitable restaurant sites;

•	our operation and execution in new and existing markets;

•	expansion into new markets, including foreign countries;

•	our ability to attract and retain qualified franchisees;

•	our ability to locate suitable restaurant sites in new and existing markets and negotiate acceptable lease terms;

•	the rate of our internal growth, and our ability to generate increased revenue from our new and existing restaurants;

•	our ability to generate positive cash flow from existing and new restaurants;

•	fluctuations in our quarterly results due to seasonality;

•	increased government regulation and our ability to secure required governmental approvals and permits;

•	our ability to create customer awareness of our restaurants in new markets;

•	the reliability of our customer and market studies;

•	cost effective and timely planning, design and build-out of new restaurants;

•	our ability to recruit, train and retain qualified corporate and restaurant personnel and management;

•	market saturation due to new restaurant openings;

•	inadequate protection of our intellectual property;

•	our ability to obtain additional capital and financing;

•	adverse weather conditions, which impact customer traffic at our restaurants; and

•	adverse economic conditions.

The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive,” “project” or similar words, or the negatives of these words, identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During fiscal 2008 we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect during fiscal 2008 would not have resulted in a fluctuation of interest income. In fiscals 2008 and 2007, interest income was $0.1 million and $0.5 million, respectively.

Foreign Currency Risk

As of fiscal 2008, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

The consolidated financial statements required to be filed hereunder are set forth on pages 51 through 74 of this Report.

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

We are also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We maintain a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition.

Our control environment is the foundation for our system of internal control over financial reporting and is embodied in our Corporate Governance Policy. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal control over financial reporting is supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations.

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

We assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 29, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have concluded that, as of December 29, 2008, the Company’s system of internal control over financial reporting was effective.

Our system of internal control over financial reporting as of December 29, 2008, has been audited by BDO Seidman, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. BDO Seidman, LLP’s attestation report on our system of internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 29, 2008, to which this report relates, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our definitive proxy statement for our Annual Meeting of Stockholders expected to be held on May 18, 2009 (the “Proxy Statement”) and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. The Financial Statements required to be filed hereunder are listed in the Index to Financial Statements on page 48 of this Report

(b) Exhibits

Exhibit
Number		Description of Exhibit

2.1		Merger Agreement by and among Xando, Incorporated, Xando Merger Corp. and Cosi Sandwich Bar, Inc. dated as of October 4, 1999 (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
3.1		Amended and Restated Certificate of Incorporation of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
3.2		Amended and Restated By-Laws of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2007).
4.1		Form of Certificate of Common Stock (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
4.2		Rights Agreement between Cosi, Inc. and American Stock Transfer and Trust Company as Rights Agent dated November 21, 2002 (Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
4.3		Amended and Restated Registration Agreement, dated as of March 30, 1999 (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
4.4		Supplemental Registration Rights Agreement, dated as of August 5, 2003 by and among the Company and the parties thereto (Filed as Exhibit 4.4.2 to the Company’s Registration Statement on Form S-1, file #333-107689).
4.5		Amendment No. 1 to Rights Agreement dated as of November 21, 2002, between Cosi, Inc. and American Stock Transfer and Trust Company, as rights agent (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).
4.6		Investment Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A, file #333-107689).
4.7		Letter Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A, file #333-107689).
10.1		Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (Filed as Exhibit C to the Company’s Proxy Statement on Schedule 14A filed on March 31, 2005, file #000-50052).
10.2		Cosi Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.3		Cosi Non-Employee Director Stock Incentive Plan (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.4		Cosi Sandwich Bar, Inc. Incentive Stock Option Plan (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, file #333-86390).
10	.5.3	Employment agreement between Cosi, Inc. and Kevin Armstrong, dated May 9, 2005 (Filed as Exhibit 10.5.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2005).
10	.5.4	Separation and Release Agreement between Cosi, Inc. and Cynthia Jamison, dated August 17, 2005 (Filed as Exhibit 10.1 to the Company’s Current report on Form 8-K, dated August 23, 2005).
10	.5.5	Employment Agreement between Cosi, Inc. and William D. Forrest, dated December 12, 2005 (Filed as Exhibit 10.1 to the Company’s Current report on Form 8-K, dated December 16, 2005).

Exhibit
Number		Description of Exhibit

10	.5.6	Terms of Employment between Cosi, Inc. and William E. Koziel, effective as of August 17, 2005 as described in the Company’s Current Report on Form 8-K (Filed on August 23, 2005).
10	.5.7	Terms of Employment between Cosi, Inc. and Christopher Carroll, effective as of May 22, 2006 as described in the Company’s Current Report of Form 8-K (Filed on May 25, 2006).
10	.5.8	Terms of Employment between Cosi, Inc. and Christopher Ames, effective as of November 13, 2006 as described in the Company’s Current Report on Form 8-K (Filed on November 17, 2006).
10	.5.9	Terms of Employment between Cosi, Inc. and Robert Merritt, effective as of March 12, 2007 as described in the Company’s Current Report on Form 8-K (Filed on March 12, 2007).
10	.5.10	General separation and release agreement by and between the Company and Patrick Donnellan, dated August 8, 2007 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2007).
10	.5.11	Employment agreement, dated as of September 15, 2007 by and between the Company and James F. Hyatt (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 18, 2007).
10	.5.12	General separation and release agreement by and between the Company and Gilbert Melott, dated October 17, 2007 (Filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2007).
10	.5.13	General Separation and Release Agreement by and between the Company and Christopher Ames, dated August 26, 2008 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2008).
10	.5.14	General Separation and Release Agreement by and between the Company and Christopher Carroll, dated August 26, 2008 (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2008).
10	.5.15	Form of Indemnification Agreement, dated as of December 19, 2008 by and between the Directors and Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.16	Change in Control Severance Agreement, dated as of December 18, 2008 by and between William Koziel and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.17	Change in Control Severance Agreement, dated as of December 18, 2008 by and between Vicki Baue and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.18	Change in Control Severance Agreement, dated as of December 18, 2008 by and between Paul Bower and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.19	Change in Control Severance Agreement, dated as of December 18, 2008 by and between Becky Iliff and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.20	First Amendment to Employment Agreement, dated as of December 18, 2008 by and between the Company and James Hyatt (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.6.1	Foodservice Distribution Agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of November 1, 2005.(1)
10	.7.1	Cosi, Inc. Form of Franchise Agreement (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10	.7.2	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10.8		Form of Senior Secured Note and Warrant Purchase Agreement (Filed as Exhibit 10.7 to the Company’s Registration on Form S-1, file #333-86390).
10.9		Securities Purchase Agreement dated as of April 27, 2004 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2004).

Exhibit
Number	Description of Exhibit

10.10	Form of Restricted Stock Award Agreement (Filed as Exhibit 10.1 to the Company’s Current Report of Form 8-K, dated June 6, 2005).
16	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of August 13, 2004, acknowledging its agreement with the statements made in Current Report on Form 8-K (Filed as Exhibit 16 to the Company’s Current Report on Form 8-K, dated August 13, 2004).
21	Subsidiaries of Cosi, Inc. (Filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
23.1	Filed herewith Consent of BDO Seidman, LLP, Registered Public Accounting Firm.
31.1	Filed herewith Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Filed herewith Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Filed herewith Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Portions of Exhibit 10.6.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cosi, Inc.
Deerfield, Illinois

We have audited the accompanying consolidated balance sheets of Cosi, Inc. as of December 29, 2008 and December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cosi, Inc. at December 29, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cosi, Inc.’s internal control over financial reporting as of December 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Chicago, Illinois
March 16, 2009

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

Board of Directors and Stockholders
Cosi, Inc.
Deerfield, Illinois

We have audited Cosi, Inc.’s internal control over financial reporting as of December 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cosi, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cosi, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cosi, Inc. as of December 29, 2008 and December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2008 and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP
Chicago, Illinois
March 16, 2009

Cosi, Inc.

Consolidated Balance Sheets
As of December 29, 2008 and December 31, 2007

	December 29, 2008	December 31, 2007
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$5,589	$6,309
Accounts receivable, net	916	658
Inventories	998	1,045
Prepaid expenses and other current assets	3,650	3,796
Assets held for sale	—	122
Assets of discontinued operations	—	35

Total current assets	11,153	11,965
Furniture and fixtures, equipment and leasehold improvements, net	29,779	42,477
Intangibles, security deposits and other assets	1,849	1,970

Total assets	$42,781	$56,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,378	$2,106
Accrued expenses	9,835	9,014
Deferred franchise revenue	149	783
Current liabilities of discontinued operations	4	285
Current portion of other long-term liabilities	668	465

Total current liabilities	14,034	12,653
Deferred franchise revenue	2,545	2,730
Other long-term liabilities, net of current portion	7,176	7,183

Total liabilities	23,755	22,566

Commitments and contingencies
Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 40,663,189 and 41,047,985 shares issued, respectively	407	411
Additional paid-in capital	276,593	275,187
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(256,776)	(240,554)

Total stockholders’ equity	19,026	33,846

Total liabilities and stockholders’ equity	$42,781	$56,412

The accompanying notes are an intergral part of these consolidated financial statements.

Cosi, Inc

Consolidated Statements of Operations
For the Fiscal Years Ended December 29, 2008, December 31, 2007 and January 1, 2007

	December 29,	December 31,	January 1,
	2008	2007	2007
	(Dollars in thousands, except per share data)

Revenues:
Restaurant net sales	$132,501	$132,414	$122,849
Franchise fees and royalties	3,078	2,142	849

Total revenues	135,579	134,556	123,698

Costs and expenses:
Cost of food and beverage	30,235	30,972	28,170
Restaurant labor and related benefits	45,375	45,995	40,782
Occupancy and other restaurant operating expenses	39,821	38,369	32,045

	115,431	115,336	100,997
General and administrative expenses	19,966	22,973	26,887
Depreciation and amortization	8,409	8,823	7,196
Restaurant pre-opening expenses	100	710	1,451
Provision for losses on asset impairments and disposals	7,099	3,845	249
Closed store costs	69	262	—
Lease termination expense (benefit), net	551	347	(232)
Gain on sale of assets	—	(23)	(482)

Total costs and expenses	151,625	152,273	136,066

Operating loss	(16,046)	(17,717)	(12,368)

Interest income	102	524	1,411
Interest expense	(7)	(42)	(9)
Other income	41	705	77

Total other income (expense)	136	1,187	1,479

Loss from continuing operations	(15,910)	(16,530)	(10,889)

Discontinued operations:
Operating loss from discontinued operations	(224)	(903)	(1,183)
Asset impairments of discontinued operations	(88)	(3,350)	(256)

Loss from discontinued operations	(312)	(4,253)	(1,439)

Net loss	$(16,222)	$(20,783)	$(12,328)

Per Share Data:
Loss per share, basic and diluted
Continuing operations	$(0.40)	$(0.42)	$(0.28)
Discontinued operations	$—	$(0.11)	$(0.04)

Net loss	$(0.40)	$(0.53)	$(0.32)

Weighted average common shares outstanding	40,078,511	39,332,226	38,207,173

The accompanying notes are an intergral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Stockholders’ Equity
For the Fiscal Years Ended December 29, 2008, December 31, 2007 and January 1, 2007

	Common Stock				Treasury Stock
			Additional	Unearned	Shares of	Amount
	Number of		Paid In	Stock	Treasury	Treasury	Accumulated
	Shares	Amount	Capital	Compensation	Stock	Stock	Deficit	Total
	(Dollars in thousands, except share data)

Balance, January 2, 2006	38,478,796	$385	$268,330	$(3,867)	239,543	$(1,198)	$(207,443)	$56,208
Adoption of FAS 123R			(3,867)	3,867				—
Issuance of restricted stock, net of forfeitures	815,000	8	(8)					—
Stock-based compensation	11,376	—	5,021					5,021
Exercise of warrants	263,302	3	441					444
Exercise of stock options	341,640	3	1,283					1,286
Net loss							(12,328)	(12,328)

Balance, January 1, 2007	39,910,114	399	271,200	—	239,543	(1,198)	(219,771)	50,631
Issuance of restricted stock, net of forfeitures	147,932	1	(1)					—
Stock-based compensation			1,969					1,969
Exercise of warrants	699	1	(1)					—
Exercise of stock options	989,240	10	2,020					2,030
Net loss							(20,783)	(20,783)

Balance, December 31, 2007	41,047,985	411	275,187	—	239,543	(1,198)	(240,554)	33,846
Net forfeiture of restricted stock	(420,330)	(4)	4					—
Stock-based compensation			1,349					1,349
Exercise of warrants	11,563	—	—					—
Exercise of stock options	23,971	—	53					53
Net loss							(16,222)	(16,222)

Balance, December 29, 2008	40,663,189	$407	$276,593	$—	239,543	$(1,198)	$(256,776)	$19,026

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Cash Flows
For the Fiscal Years Ended December 29, 2008, December 31, 2007 and January 1, 2007

	December 29,	December 31,	January 1,
	2008	2007	2007
	(In thousands)

Cash flows from operating activities:
Net loss	$(16,222)	$(20,783)	$(12,328)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	8,414	9,233	7,767
Gain on sale of assets	—	(23)	(482)
Non-cash portion of asset impairments and disposals	7,187	7,195	505
Non-cash portion of store closing costs	24	370	—
Provision for bad debts	23	1	4
Stock-based compensation expense	1,349	1,968	5,020
Changes in operating assets and liabilities:
Accounts receivable	(281)	1,292	(1,459)
Inventories	76	(87)	(72)
Prepaid expenses and other current assets	144	237	(360)
Other assets	95	171	307
Accounts payable and accrued expenses	1,967	(1,074)	1,160
Deferred franchise revenue	(819)	(5)	3,008
Lease termination reserve	608	(171)	(195)
Other liabilities	(521)	(693)	1,074

Net cash provided by (used in) operating activities	2,044	(2,369)	3,949

Cash flows from investing activities:
Capital expenditures	(2,881)	(14,363)	(21,307)
Proceeds from sale of assets	30	650	775
Purchases of investments	—	(20,777)	(171,683)
Redemptions of investments	—	39,738	185,639
Return (payment) of security deposits, net	34	479	(98)

Net cash (used in) provided by investing activities	(2,817)	5,727	(6,674)

Cash flows from financing activities:
Proceeds from issuance of common stock	53	2,030	1,287
Exercises of warrants	—	—	443
Principal payments on long-term debt	—	(17)	(19)

Net cash provided by financing activities	53	2,013	1,711

Net (decrease) increase in cash and cash equivalents	(720)	5,371	(1,014)
Cash and cash equivalents, beginning of year	6,309	938	1,952

Cash and cash equivalents, end of year	$5,589	$6,309	$938

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$7	$42	$9

Corporate franchise and income taxes	$213	$300	$268

The accompanying notes are an integral part of these consolidated financial statements.

COSI, INC.

Notes to Consolidated Financial Statements

For the Fiscal Years Ended December 29, 2008, December 31, 2007, and January 1, 2007

1.	Organization and Summary of Significant Accounting Policies

Organization

Cosi, Inc., a Delaware corporation, owns, operates, and franchises premium convenience dining restaurants which sell high-quality sandwiches, salads and coffees along with a variety of other soft drink beverages, teas, baked goods and alcoholic beverages. As of December 29, 2008 there were 101 Company-owned and 50 franchise restaurants operating in 18 states, the District of Columbia, and the United Arab Emirates (UAE).

Fiscal Year

Our fiscal year ends on the Monday closest to December 31. Fiscal years ended December 29, 2008, December 31, 2007 and January 1, 2007 are referred to as fiscal 2008, 2007 and 2006, respectively. Fiscal years 2008, 2007, and 2006 each included 52 weeks.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

We consider all short-term investments with a maturity of three months or less from the date of purchase to be cash equivalents.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. We place our cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions, US government and government sponsored agency securities, auction rate securities, commercial paper and money market funds. Cash deposits may exceed FDIC insured levels from time to time.

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

Inventories

Inventories are stated at the lower of cost, determined using a weighted average valuation method that approximates the first-in, first-out method, or market, and consist principally of food, beverage, liquor, packaging and related food supplies.

Assets Held for Sale

Assets held for sale consists of property and equipment at the three Seattle, Washington restaurants where we sold the assets and exited the market in the first quarter of fiscal 2008. Assets held for sale are reported at their salvage value less cost to sell.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

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

During the third quarter of fiscal 2007, the Company reached an agreement with Macy’s Inc. (“Macy’s”) relating to six Cosi® restaurants operated within Macy’s stores. Under the terms of the agreement, we ceased operations and closed those locations on August 19, 2007.

In addition, during fiscal 2008, we sold the assets of three underperforming Company-owned locations that operated in the Seattle market to a local restaurant development company. Under the terms of the agreement, we transferred rights to the assets and leasehold improvements for minimal cash consideration and the new owner assumed the tenant obligations under the real estate operating leases and is operating those locations under a different brand. We ceased operating these restaurants as of the end of the first quarter of fiscal 2008.

During fiscal 2008, we recorded asset impairment charges of $7.1 million related to 16 underperforming locations, most of which were built in 2005 and the first half of 2006, of which nine are in the Midwest region, five are in the Mid-Atlantic region and two are in the Northeast region, including three locations that have been closed or are scheduled to be closed during the first quarter of fiscal 2009. During fiscal 2008, we also recorded asset impairment charges of approximately $0.1 million related to the Seattle locations, which are reported in discontinued operations. In fiscal 2007 we recorded asset impairment charges of $3.8 million related to seven underperforming locations. In addition, during fiscal 2007, we recorded impairment charges of $3.4 million related to six Macy’s and three Seattle locations, which are reported in discontinued operations.

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

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

Lease Termination Charges

Future store closings, if any, resulting from our decision to close underperforming locations prior to their scheduled lease expiration dates may result in additional lease termination charges. For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord. The Company recognizes costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan.

During fiscal 2008, we recorded lease termination charges of $0.6 million primarily related to a location where we made the decision to not build a restaurant subsequent to entering into a lease and reached an agreement with the landlord to exit the lease, and to three underperforming locations in the Midwest region where we reached exit agreements with the landlords. One of these underperforming locations was closed during the third quarter of fiscal 2008 and the other two were closed during the first quarter of fiscal 2009. The lease termination expense during fiscal 2007 relates to a location where, due to the enforcement of restrictions in a zoning overlay district, we were denied the necessary permits to build a restaurant and we exercised the exit provision under the lease, and to an underperforming restaurant in Chicago where we exercised an early exit provision of the lease and exited the location in the first quarter of fiscal 2008.

A summary of lease termination reserve activity is as follows:

	(In thousands)

Balance as of January 2, 2006	$742
Benefit from reversal of prior charges	(231)
Deductions and adjustments	(80	)(a)

Balance as of January 1, 2007	431
Charged to costs and expenses	347
Deductions and adjustments	(518	)(a)

Balance as of December 31, 2007	260
Charged to costs and expenses	551
Deductions and adjustments	57	(a)

Balance as of December 29, 2008	$868

(a)	Deductions and adjustments include payments to landlords for lease obligations.

Other Liabilities

Other liabilities consist of deferred rent, landlord allowances and accrued lease termination costs (see Note 12).

Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance to reduce our deferred tax assets related primarily to net operating loss carry-forwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carry-forward

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

based on the Company’s operating results. A positive adjustment to income will be recorded in future years if we determine that it is more likely than not that we will realize these deferred tax assets.

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

Revenue Recognition

Restaurant Net Sales.  Our Company-owned restaurant sales are composed almost entirely of food and beverage sales. We record revenue at the time of the purchase of our products by our customers.

Franchise Fees and Royalties.  Franchise fees and royalties includes fees earned from franchise agreements entered into with area developers and franchise operators, as well as royalties received based on sales generated at franchised restaurants. We recognize the franchise fee in the period in which a franchise location opens or when fees are forfeited as a result of a termination area developer agreement. We recognize franchise royalties in the period in which sales are made by our franchise operators.

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

Gain on Sale of Assets

During fiscal 2008, we did not recognize any income from the sale of assets. During fiscal 2007, we recognized income of $0.02 million related to the sale of a liquor license and, during fiscal 2006, we recognized income of $0.5 on the sale of a Company-owned New Jersey restaurant to a franchise area developer during the fourth quarter of fiscal 2006.

Restaurant Pre-opening Expenses

Restaurant pre-opening expenses, are expensed as incurred and include the costs of recruiting, hiring and training the initial restaurant work force, travel, the cost of food and labor used during the period before opening, the cost of initial quantities of supplies and other direct costs related to the opening or remodeling of a restaurant. Pre-opening expenses also include rent expense recognized on a straight-line basis from the date we take possession through the period of construction, renovation and fixturing prior to opening the restaurant.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

Advertising Costs

Domestic franchise-operated Cosi® restaurants contribute 1% of their sales to a national marketing fund and are also required to spend 1% of their sales in their local markets on advertising. Our international franchise-operated restaurants contribute 0.5% of their sales to an international marketing fund. The Company contributes 1% of sales from Company-owned restaurants to the national marketing fund. The Company’s contributions to the national marketing fund as well as its own local market media costs are recorded as part of occupancy and other restaurant operating expenses in the Company’s consolidated statements of operations. Advertising costs are expensed as incurred and approximated $1.7 million, $1.9 million and $1.7 million for fiscal years 2008, 2007 and 2006, respectively.

Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents, if any, outstanding during the period. As of December 29, 2008, there were no outstanding in-the-money stock options or warrants to purchase common stock. In-the-money stock options and warrants to purchase an aggregate of 32,744 and 1,944,142 shares of common stock were outstanding at December 31, 2007 and January 1, 2007 respectively. There were 429,050 unvested restricted stock units and unvested restricted shares outstanding at December 29, 2008 and 919,800 and 1,149,700 shares of unvested restricted shares outstanding at December 31, 2007 and January 1, 2007, respectively. These stock options, outstanding warrants, outstanding unvested shares, and unvested stock units were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. Out-of-the-money stock options and warrants to purchase an aggregate of 1,304,070, 1,780,863 and 3,463,258 shares of common stock were outstanding at December 29, 2008, December 31, 2007 and January 1, 2007 respectively.

Stock-Based Compensation

As of January 3, 2006, we adopted the fair value recognition provision of SFAS 123R, Share-Based Payment, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all of the resulting compensation cost be recognized in the financial statements. We selected the modified prospective method of adoption. Under SFAS 123R, our stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. As a result, we recognized stock option compensation expense of $0.1 million, $0.4 million and $1.1 million, during fiscal years 2008, 2007 and 2006 respectively. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of the grant.

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

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Reclassifications

Certain amounts in the fiscal 2007 and 2006 consolidated financial statements have been reclassified to conform to the fiscal 2008 presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measures. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Statement of Financial Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of SFAS 157 with regards to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. SFAS 157-3, which provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. We have adopted the provisions of SFAS No. 157 related to financial assets and liabilities as of January 1, 2008. The application of this standard did not have a material impact on our results of operations or financial condition. We elected to defer adoption of SFAS No. 157 for non-financial assets and liabilities and we do not anticipate that full adoption in fiscal 2009 will have a material impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS No. 159 on January 1, 2008 and we did not elect to report at fair value any new financial assets or liabilities entered during the twelve-month period ended December 29, 2008.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt this standard for our fiscal year 2009. This standard will be applied to any future business combinations. At this point, we do not anticipate that SFAS No. 141R will have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be reclassified as noncontrolling interests and reported as a component of equity separate from the parent company’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

will adopt this standard for our fiscal year 2009. At this point, we do not anticipate that SAFS No. 160 will have an impact on our consolidated financial statements when effective.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133. This statement amends SFAS No. 133 to provide additional information about how derivative hedging activities affect an entity’s financial position, financial performance, and cash flows. The statement requires enhanced disclosures about an entity’s derivatives and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We will adopt this standard for our fiscal year 2009. At this point, we do not anticipate that SAFS No. 160 will have an impact on our consolidated financial statements when effective.

2.	Accounts Receivable

Accounts receivable consist of the following:

	December 29,	December 31,
	2008	2007
	(In thousands)

Receivables due from franchisees	$548	$158
Reimbursements due from landlords	—	200
Accounts receivable, trade	262	187
Other	132	116

Total receivables	942	661
Less allowance for doubtful accounts	(26)	(3)

Accounts receivable, net	$916	$658

A summary of the reserve for doubtful accounts follows:

	(In thousands)

Balance as of January 2, 2006	8.0
Benefit from accrual reversals	13.0
Deductions	(17.0	)(a)

Balance as of January 1, 2007	4.0
Charged to costs and expenses	12.0
Deductions	(13.0	)(a)

Balance as of December 31, 2007	3

Charged to costs and expenses	18.0
Deductions	5.0	(a)

Balance as of December 29, 2008	$26.0

(a)	Recovery (write-off) of uncollectible accounts.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

3.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 29,	December 31,
	2008	2007
	(In thousands)

Prepaid insurance	$1,640	$1,705
Prepaid rent	1,631	1,709
Other	379	382

Prepaid expenses and other current assets	$3,650	$3,796

4.	Discontinued Operations

Cosi sold the assets of three underperforming Company-owned locations that operated in the Seattle market to a local restaurant development company. Under the terms of the agreement, we transferred rights to the assets and leasehold improvements for minimal cash consideration and the new owner assumed the tenant obligations under the real estate operating leases and is operating those locations under a different brand. We ceased operating these restaurants as of the end of the first quarter of fiscal 2008.

Assets held for sale for the Seattle locations, representing salvage value, consisted of the following:

December 31,
2007
(In thousands)

Leasehold improvements	$139
Restaurant equipment	141
Furniture and fixtures	48
Computer and telephone equipment	111

Total furniture and fixtures, equipment and leasehold improvements	439
Less accumulated depreciation and amortization	(317)

Total assets held for sale, net	$122

In addition, during the third quarter of fiscal 2007, the Company reached an agreement with Macy’s Inc. (“Macy’s”) relating to the six Cosi® restaurants operated within Macy’s stores. Under the terms of the agreement, we ceased operations and closed those locations on August 19, 2007.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

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

	December 29,	December 31,
	2008	2007
	(In thousands)

Current assets:
Inventories	$—	$28
Other current assets	—	7

Total assets of discontinued operations	$—	$35

Current liabilities:
Accrued expenses	$—	$161
Other current liabilities	4	124

Total current liabilities of discontinued operations	$4	$285

The following table shows the results of discontinued operations, reflecting the results of operations for both the Seattle and Macy’s locations.

	Fiscal Year
	2008	2007	2006
	(In thousands)

Revenues
Restaurant net sales	$373	$3,203	$3,189

Costs and expenses
Cost of food and beverage	107	949	986
Restaurant labor and related expenses	188	1,580	1,692
Occupancy and other restaurant operating expenses	181	1,168	963

	476	3,697	3,641
Depreciation and amortization	5	409	571
Closed store costs	116	—	—
Restaurant pre-opening expenses	—	—	160

Total costs and expenses	597	4,106	4,372

Operating loss from discontinued operations	$(224)	$(903)	$(1,183)

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

5.	Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements consist of the following:

	Fiscal Year
	2008	2007
	(In thousands)

Leasehold improvements	$42,997	$48,747
Restaurant equipment	20,174	19,585
Furniture and fixtures	13,922	14,040
Computer and telephone equipment	11,901	11,883
Construction in progress	69	174
Vehicles	30	30

Total furniture and fixtures, equipment and leasehold improvements	89,093	94,459
Less accumulated depreciation and amortization	(59,314)	(51,982)

Furniture and fixtures, equipment and leasehold improvements, net	$29,779	$42,477

Depreciation and amortization expense for fiscals 2008, 2007 and 2006 was $8.4 million, $9.2 million and $7.8 million, respectively.

6.	Intangibles, Security Deposits and Other Assets

Intangibles, security deposits and other assets consist of the following:

	Fiscal Year
	2008	2007
	(In thousands)

Security deposits	$949	$983
Liquor licenses	385	392
Trademarks	195	195
Other	320	400

Total other assets	$1,849	$1,970

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 29,	December 31,
	2008	2007
	(In thousands)

Payroll and related benefits and taxes	$1,861	$2,146
Insurance	1,596	1,649
Utilities	1,015	939
Unredeemed gift cards/certificates	1,003	846
Professional and legal	960	380
Taxes other than income taxes	857	884
Rent	474	484
Deferred credits	466	514
Other	1,603	1,172

Total accrued expenses	$9,835	$9,014

8.	Income Taxes

Significant components of our deferred tax assets, net of any deferred tax liabilities, are as follows:

	December 29,	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Net operating loss carryforward	$67,064	$63,998
Depreciation expense and impairment of long-lived assets	18,266	15,503
Contractual lease increases	1,742	2,042
Deferred franchise revenue	803	1,185
Stock-based compensation	882	409
Lease termination accrual	329	99
Accrued expenses	949	331
Allowance for doubtful accounts	—	1

Total deferred tax assets	90,035	83,568
Valuation allowance	(90,035)	(83,568)

Net deferred taxes	$—	$—

As of December 29, 2008, we have federal net operating tax loss carry-forwards of approximately $177.0 million, which if not used, will expire from 2015 through 2027. The Company has recorded a valuation allowance to offset the benefit associated with the deferred tax assets described above due to the uncertainty of realizing the related benefits.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

Below is a reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before income taxes:

	December 29,	December 31,	January 1,
	2008	2007	2007

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.0	3.0	3.0

	38.0	38.0	38.0
Less valuation allowance	(38.0)	(38.0)	(38.0)

Effective Tax Rate	0.0%	0.0%	0.0%

9.	Stockholders’ Equity

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

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

Before the date the Rights are exercisable, the Rights may not be detached or transferred separately from the common stock. The Rights will expire in 2012, or, if the Rights become exercisable before 2012, at the close of business on the 90th day following such date the Rights become exercisable, provided that the Company’s Board of Directors does not extend or otherwise modify the Rights. At any time on or prior to 10 business days following the time an acquiring person acquires beneficial ownership of 15% or more of the Company’s outstanding voting common stock, the Company’s Board of Directors may redeem the Rights in whole, but not in part, at a price of $.01 per Right. Immediately upon any Rights redemption, the exercised Rights terminate, and the holders will only be entitled to receive the redemption price.

Stock Purchase Warrants

Warrants, issued in conjunction with previous equity and debt securities, to purchase 29,189 shares of our common stock were outstanding as of December 31, 2007. These warrants had an exercise price of $.01 per share and expired at varying dates through October 2008. All of the warrants provided for anti-dilution adjustments in the event of stock splits, stock dividends, or recapitalization, reorganization, reclassification, consolidation, merger, stock exchange, sale of all or substantially all of the Company’s assets or other similar transactions. These warrants also provided for anti-dilution adjustments in the event we sell our stock at, or issue options, warrants, rights or other convertible securities having an exercise price of, less than the exercise price of such warrants or less than the market price as of the date of such issue or sale. All of the holders of these warrants were entitled to participate in any dividends declared upon shares of our common stock (other than dividends payable solely in shares of common stock) as if these holders had fully exercised such warrants. As of December 29, 2008 there are no stock purchase warrants outstanding.

10.	Stock-Based Employee Compensation

We have had several long-term incentive compensation plans, including the Amended and Restated Cosi, Inc. Long-Term Incentive Plan, that provided for the granting of incentive and nonqualified stock options to employees. On May 2, 2005, the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”) went into effect, superseding all prior long-term incentive plans. The Omnibus Plan provides for the issuance of restricted stock, restricted stock units, incentive and nonqualified stock options, and any other stock awards that may be payable in shares, cash, other securities, and any other form of property as may be determined by the Compensation Committee of our Board of Directors. The purpose of this plan is to attract and retain qualified individuals and to align their interest with those of stockholders by providing certain employees of Cosi, Inc. and its affiliates with the opportunity to receive stock-based and other long-term incentive grants. The terms and conditions of stock-based awards under the plans are determined by the Compensation Committee of the Board of Directors. The grants are issued at fair market value and generally vest over a period of five years. We currently account for stock option grants in accordance with SFAS 123R, Share-Based Payments, which is a revision of SFAS 123, Accounting for Stock-Based Compensation.

When the Omnibus Plan went into effect, 3.7 million authorized but unissued common shares that were reserved under the Amended and Restated Cosi, Inc. Long Term Incentive Plan continued to be reserved for issuance under the Omnibus Plan. No additional awards will be granted under any of the prior long-term incentive plans including the Amended and Restated Cosi, Inc. Long-Term Incentive Plan.

As of December 29, 2008, approximately 3.4 million shares of common stock, in the aggregate, were reserved for issuance under the Omnibus Plan and for outstanding grants under the prior long-term incentive plans.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of stock-based compensation follows:

	Fiscal Year
	2008	2007	2006
	(In thousands)

Stock option compensation expense	$104	$363	$1,074
Restricted stock compensation expense, net of forfeitures	1,245	1,605	3,946

Total non-cash, stock-based compensation expense, net of forfeitures	$1,349	$1,968	$5,020

As of December 29, 2008, there was approximately $0.04 million of total unrecognized compensation expense related to stock options granted under the Company’s various incentive plans which will be recognized over the remaining vesting period of the options through fiscal 2010. In addition, as of December 29, 2008, there was approximately $1.4 million of total unrecognized compensation expense related to restricted stock shares and units granted under the Omnibus Plan. The expense related to restricted stock grants will be recognized on a straight-line basis from the date of each grant through fiscal 2012.

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

2005

Expected dividend yield	0%
Expected stock price volatility	68%
Average risk-free interest rate	3.79%
Average expected life of options	5 years
Weighted average grant date fair value	$3.89

SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. Furthermore, in accordance with the provisions of SFAS 123R, we reclassified to additional paid-in-capital the balance that was in unearned compensation in our consolidated balance sheet as of January 3, 2006.

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

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of option activity for fiscals 2008, 2007 and 2006 follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
				(In thousands)

Outstanding as of January 2, 2006	4,197,075	$6.09
Granted	—
Exercised	(341,640)	$3.99
Cancelled/Expired	(576,427)	$2.31

Outstanding as of January 1, 2007	3,279,008	$6.32	5.9	$4,338.5
Granted	—	—
Exercised	(989,240)	$2.06
Cancelled/Expired	(505,075)	$4.95

Outstanding as of December 31, 2007	1,784,693	$7.76	3.9	$1.1
Granted	—	—
Exercised	(23,971)	$2.24
Cancelled/Expired	(456,652)	$8.52

Outstanding as of December 29, 2008	1,304,070	$7.60	1.7	$—

Exercisable as of December 29, 2008	1,274,705	$7.65	1.6	$—

The total intrinsic value of options exercised during the fiscal years ended December 29, 2008, December 31, 2007 and January 1, 2007, was $0.01 million, $2.9 million and $1.7 million, respectively. During fiscal 2008 we received approximately $0.05 million from the exercise of stock options. The total fair value of the options that vested during fiscal 2008 was $0.2 million.

		Weighted
		Average
	Options	Exercise Price

Total exercisable at the end of the year:
As of December 29, 2008	1,274,705	$7.65

As of December 31, 2007	1,638,067	$7.98

As of January 1, 2007	3,040,567	$6.58

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about stock options outstanding at December 29, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$1.36 - $2.04	660	4.3	$1.48	660	$1.48
$2.09 - $3.14	390,993	0.4	2.79	390,773	2.79
$4.33 - $6.50	322,698	3.0	5.04	294,228	5.01
$6.52 - $9.78	2,525	5.8	6.71	1,850	6.68
$9.84 - $12.25	587,194	1.9	12.21	587,194	12.21

	1,304,070	1.7	$7.60	1,274,705	$7.65

During fiscal 2008, pursuant to the Omnibus Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 50,000 shares of our authorized but unissued common stock to a key employee. The vesting of these restricted shares will occur as follows: (i) 20% of the shares vested on the grant date: and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares for this grant, based on the closing price of our common stock on the date of the grant, was approximately $0.1 million. Approximately $0.05 million related to this grant is included in stock-based compensation expense in the accompanying consolidated statement of operations for fiscal 2008. During fiscal 2008, 252,150 previously issued shares of restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the dates of the grants, was approximately $1.4 million.

In addition, during fiscal 2008, 265,000 shares of previously issued shares of restricted common stock were canceled and converted to restricted stock units, pursuant to the Omnibus Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors. The value of the converted shares, based on the closing price of our common stock on the dates of the grants, was approximately $0.9 million.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

The following tables summarize the Company’s restricted stock activity:

	Number of	Weighted
	Shares of	Average Grant-
	Restricted	Date Fair
	Stock	Value

Non-vested at January 2, 2006	688,000	$5.99
Granted	869,000	8.66
Vested	353,300	7.46
Forfeited	(54,000)	7.74

Non-vested at January 1, 2007	1,149,700	$7.48

Granted	698,250	3.73
Vested	353,700	6.44
Forfeited	(574,450)	7.04

Non-vested at December 31, 2007	919,800	$5.31

Granted	50,000	2.87
Vested	288,600	4.95
Forfeited/Canceled	(517,150)	4.98

Non-vested at December 29,2008	164,050	$5.31

Weighted
	Number of	Average Grant-
	Restricted	Date Fair
	Stock Units	Value

Non-vested at December 31, 2007	—	$—
Granted	265,000	3.24
Vested	—	—
Forfeited	—	—

Non-vested at December 29, 2008	265,000	$3.24

In addition, not included in the table above, on May 12, 2008, we issued 46,820 shares of restricted common stock to certain members of the Board of Directors pursuant to the Cosi Non-Employee Director Stock Incentive Plan. These shares had an aggregate value of approximately $0.1 million and vested upon issuance.

11.	Defined Contribution Plan

We have a 401(k) Plan (the “Plan”) for all qualified employees. The Plan provides for a matching employer contribution of 50% up to the first 4% of the employees’ deferred savings. The employer contributions made during the employee’s first year of employment vest upon the completion of one year of employment. Employer contributions made subsequent to the first year of employment vest immediately. The deferred amount cannot exceed 20% of an individual participant’s compensation in any calendar year. Our contributions to the Plan were approximately $0.1 million for both fiscal years 2008 and 2007 and $0.08 million in fiscal year 2006.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

12.	Commitments and Contingencies

Commitments

As of December 29, 2008, we are committed under lease agreements expiring through 2019 for occupancy of our retail restaurants and for office space at the following minimum annual rentals:

Fiscal Year	Amount
(In thousands)

2009	$15,337
2010	14,459
2011	12,633
2012	10,774
2013	7,271
Thereafter	16,117

$76,591

Amounts shown are net of approximately $0.2 million of sublease rental income under non-cancelable subleases. Rental expense for fiscals 2008, 2007 and 2006 totaled $16.0, $15.8 million and $13.7 million, respectively. Certain lease agreements have renewal options ranging from 3 years to 15 years. In addition, certain leases obligate us to pay additional rent if restaurant sales reach certain minimum levels (percentage rent). Amounts incurred under these additional rent provisions and agreements were approximately $0.3 million, $0.5 million, and $0.5 million, for fiscal years 2008, 2007 and 2006, respectively.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the respective leases from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in other liabilities in the accompanying consolidated balance sheets and totaled $4.6 million and $5.4 million as of the end of fiscal 2008 and 2007, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis against rent expense over the term of the related leases. Included in other long-term liabilities in the accompanying consolidated balance sheets for fiscals 2008 and 2007 were landlord allowances of $1.5 million and $2.0 million, respectively.

As of December 29, 2008, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Intangibles, Security Deposits and Other Assets” in the accompanying consolidated balance sheets.

During fiscal 2008, we recorded lease termination charges of $0.6 million primarily related to a location where we made the decision to not build a restaurant, subsequent to entering into a lease, and we reached an agreement with the landlord to exit the lease and to three underperforming locations in the Midwest region where we reached exit agreements with the landlords. One of the underperforming locations was closed during the third quarter of fiscal 2008 and the other two were closed during the first quarter of fiscal 2009. The lease termination expense during fiscal 2007 relates to a location where, due to the enforcement of restrictions in a zoning overlay district, we were denied the necessary permits to build a restaurant and we exercised the exit provision under the lease, and to an underperforming restaurant in Chicago where we exercised an early exit provision of the lease and exited the location in the first quarter of fiscal 2008.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 29, 2008, future minimum lease payments related to restaurants that have been closed is approximately $5.9 million, net of expected sublease payments, with remaining lease terms ranging from 3 to 8 years. For each of these locations, a lease termination reserve has been established based upon management’s estimate of the cost to exit the lease. Other liabilities in the accompanying consolidated balance sheet as of December 29, 2008 includes $0.9 million in accrued lease termination costs (including a current portion of $0.3 million), $4.6 million in accrued contractual lease increases and $1.5 million in landlord allowances (including a current portion of $0.3 million). Other liabilities in the accompanying consolidated balance sheet as of December 31, 2007 includes $0.3 million in accrued lease termination costs (including a current portion of $0.1 million), $5.4 million in accrued contractual lease increases and $2.0 million in landlord allowances (including a current portion of $0.3 million).

In fiscal 2001, we entered into a settlement agreement involving a trademark dispute. The settlement agreement requires us to make annual payments of $25,000 through 2011. The estimated present value of those future payments is included in other liabilities in the accompanying consolidated balance sheets.

During fiscal 2008, we entered into a settlement agreement involving a claim from a former employee. The settlement agreement requires us to pay $0.3 million in an initial payment during the first quarter of fiscal 2009 and another $1.0 million in non-interest bearing monthly installments thereafter through 2012. The amount of this settlement in included in other liabilities in the accompanying consolidated balance sheets.

Purchase Commitments

We have an agreement with Distribution Market Advantage, Inc. that provides us access to a national network of independent distributors. Under this agreement, which expires in November 2010, the independent distributors supply us with approximately 78% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers.

We have a long-term beverage marketing agreement with the Coca-Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received or recorded as of December 29, 2008.

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

Self-Insurance

We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum liability of $100,000 per participant during a plan year. Benefits paid in excess of $100,000 are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. Health insurance expense for fiscal years 2008, 2007 and 2006 was $1.9 million, $2.2 million and $1.9 million, respectively. The balance in the self-insurance reserve account was $0.4 million at December 29, 2008 and $0.3 million at December 31, 2007.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

Litigation

From time to time, we are a defendant in litigation arising in the ordinary course of our business, including, but not limited to, claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations or other federal and state laws applicable to our business operations, employment-related claims, property damages, claims from guests alleging illness, injury or other food quality, health or operational concerns, and enforcement of intellectual property rights.

On January 4, 2005, one of our former officers filed a complaint in the Superior Court in the Judicial District of Stamford/Norwalk in Stamford in the State of Connecticut, alleging claims against us relating to the vesting and valuation of, and entitlement to, employee stock options. On February 25, 2009, we entered into a court-approved agreement to settle the case. Under the settlement, we agreed to pay the plaintiff a total of $1.3 million in installments. We made an initial cash payment of $0.3 million during the first quarter of fiscal 2009, and the balance will be paid in 36 non-interest bearing monthly installments, secured by certain of our physical assets located in the State of Connecticut and 239,472 shares of our treasury stock. The amount of the settlement will be reduced by up to $0.2 million if we exercise certain prepayment rights under the settlement. In connection with the settlement, we dismissed our appeal of the judgment that we had previously filed. Although we believe we had valid defenses and had vigorously defended this case, we determined that settling the litigation was in the best interests of us and our stockholders. The reserve for this liability is reflected in the current liabilities in the accompanying Consolidated Balance Sheet as of December 29, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSI, INC.

By:	/s/ WILLIAM KOZIEL
William Koziel
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT MERRITT Robert Merritt	Chairman of the Board	March 16, 2009

/s/ JAMES F. HYATT James F. Hyatt	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2009

/s/ WILLIAM E. KOZIEL William E. Koziel	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2009

/s/ CREED L. FORD III Creed L. Ford III	Director	March 16, 2009

/s/ MARK DEMILIO Mark Demilio	Director	March 16, 2009

/s/ MICHAEL O’DONNELL Michael O’Donnell	Director	March 16, 2009

/s/ KARL S. OKAMOTO Karl S. Okamoto	Director	March 16, 2009

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2.1		Merger Agreement by and among Xando, Incorporated, Xando Merger Corp. and Cosi Sandwich Bar, Inc. dated as of October 4, 1999 (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
3.1		Amended and Restated Certificate of Incorporation of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
3.2		Amended and Restated By-Laws of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2007).
4.1		Form of Certificate of Common Stock (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
4.2		Rights Agreement between Cosi, Inc. and American Stock Transfer and Trust Company as Rights Agent dated November 21, 2002 (Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
4.3		Amended and Restated Registration Agreement, dated as of March 30, 1999 (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
4.4		Supplemental Registration Rights Agreement, dated as of August 5, 2003 by and among the Company and the parties thereto (Filed as Exhibit 4.4.2 to the Company’s Registration Statement on Form S-1, file #333-107689).
4.5		Amendment No. 1 to Rights Agreement dated as of November 21, 2002, between Cosi, Inc. and American Stock Transfer and Trust Company, as rights agent (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).
4.6		Investment Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A, file #333-107689).
4.7		Letter Agreement, dated as of August 5, 2003, among the Company, Eric J. Gleacher, Charles G. Phillips, LJCB Nominees Pty Ltd, and ZAM Holdings, L.P. (Filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A, file #333-107689).
10.1		Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (Filed as Exhibit C to the Company’s Proxy Statement on Schedule 14A filed on March 31, 2005, file #000-50052.
10.2		Cosi Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.3		Cosi Non-Employee Director Stock Incentive Plan (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.4		Cosi Sandwich Bar, Inc. Incentive Stock Option Plan (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, file #333-86390).
10	.5.3	Employment Agreement between Cosi, Inc. and Kevin Armstrong, dated May 9, 2005. (Filed as Exhibit 10.51.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2005).
10	.5.4	Separation and Release Agreement between Cosi, Inc. and Cynthia Jamison, dated August 17, 2005 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 23, 2005).
10	.5.5	Employment Agreement between Cosi, Inc. and William D. Forrest, dated December 12, 2005 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 16, 2005).
10	.5.6	Terms of Employment between Cosi, Inc. and William E. Koziel, effective as of August 17, 2005 as described in the Company’s Current Report on Form 8-K (Filed on August 23, 2005).
10	.5.7	Terms of Employment between Cosi, Inc. and Christopher Carroll, effective as of May 22, 2006 as described in the Company’s Current Report on Form 8-K (Filed on May 25, 2006).
10	.5.8	Terms of Employment between Cosi, Inc. and Christopher Ames, effective as of November 13, 2006 as described in the Company’s Current Report on Form 8-K (Filed on November 17, 2006).

Exhibit
Number		Description of Exhibit

10	.5.9	Terms of Employment between Cosi, Inc. and Robert Merritt, effective as of March 12, 2007 as described in the Company’s Current Report on Form 8-K (Filed on March 12, 2007).
10	.5.10	General separation and release agreement by and between the Company and Patrick Donnellan, dated August 8, 2007 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2007).
10	.5.11	Employment agreement, dated as of September 15, 2007 by and between the Company and James F. Hyatt (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 18, 2007).
10	.5.12	General separation and release agreement by and between the Company and Gilbert Melott, dated October 17, 2007 (Filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2007).
10	.5.13	General Separation and Release Agreement by and between the Company and Christopher Ames, dated August 26, 2008 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2008).
10	.5.14	General Separation and Release Agreement by and between the Company and Christopher Carroll, dated August 26, 2008 (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2008).
10	.5.15	Form of Indemnification Agreement, dated as of December 19, 2008 by and between the Directors and Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.16	Change in Control Severance Agreement, dated as of December 18, 2008 by and between William Koziel and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.17	Change in Control Severance Agreement, dated as of December 18, 2008 by and between Vicki Baue and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.18	Change in Control Severance Agreement, dated as of December 18, 2008 by and between Paul Bower and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.19	Change in Control Severance Agreement, dated as of December 18, 2008 by and between Becky Iliff and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.20	First Amendment to Employment Agreement, dated as of December 18, 2008 by and between the Company and James Hyatt (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.6.1	Foodservice Distribution Agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of November 1, 2005.(1)
10	.7.1	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10	.7.2	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10.8		Form of Senior Secured Note and Warrant Purchase Agreement (Filed as Exhibit 10.7 to the Company’s Registration on Form S-1, file #333-86390).
10.9		Securities Purchase Agreement dated as of April 27, 2004 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2004).
10.10		Form of Restricted Stock Award Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 6, 2005).
16		Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of August 13, 2004, acknowledging its agreement with the statements made in Current Report on Form 8-K (Filed as Exhibit 16 to the Company’s Current Report on Form 8-K, dated August 13, 2004.

Exhibit
Number	Description of Exhibit

21	Subsidiaries of Cosi, Inc. (Filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, file #333-86390)
23.1	Filed herewith Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
31.1	Filed herewith Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Filed herewith Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Portions of Exhibit 10.6.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.