Form 10-Q
period 2009-03-30
COSI INC
filed 2009-05-08
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock, $.01 par value, outstanding at May 4, 2009: 40,661,164.

COSI, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cosi, Inc.
Consolidated Balance Sheets
As of March 30, 2009 and December 29, 2008
(dollars in thousands, except share and per share data)

	March 30, 2009	December 29, 2008
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,576	$5,589
Accounts receivable, net	644	916
Inventories	899	998
Prepaid expenses and other current assets	3,254	3,650

Total current assets	9,373	11,153

Furniture and fixtures, equipment and leasehold improvements, net	27,929	29,779
Intangibles, security deposits and other assets, net	1,808	1,849

Total assets	$39,110	$42,781

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,353	$3,378
Accrued expenses	9,690	9,835
Deferred franchise revenue	149	149
Current liabilities of discontinued operations	4	4
Current portion of other long-term liabilities	438	668

Total current liabilities	13,634	14,034

Deferred franchise revenue	2,545	2,545
Other long-term liabilities, net of current portion	6,937	7,176

Total liabilities	23,116	23,755

Commitments and contingencies

Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 40,661,164 and 40,663,189 shares issued, respectively	407	407
Additional paid-in capital	276,887	276,593
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(260,102)	(256,776)

Total stockholders’ equity	15,994	19,026

Total liabilities and stockholders’ equity	$39,110	$42,781

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Operations
For the Three Month Periods Ended March 30, 2009 and March 31, 2008
(dollars in thousands, except share and per share data)

	Three Months Ended
	March 30,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$28,124	$32,459
Franchise fees and royalties	542	732

Total revenues	28,666	33,191

Costs and expenses:
Cost of food and beverage	6,237	7,536
Restaurant labor and related benefits	10,609	11,311
Occupancy and other restaurant operating expenses	8,967	9,680

	25,813	28,527
General and administrative expenses	3,969	5,038
Depreciation and amortization	1,964	2,111
Restaurant pre-opening expenses	4	28
Closed store costs	43	32
Lease termination expense	202	243

Total costs and expenses	31,995	35,979

Operating loss	(3,329)	(2,788)

Interest income	1	45
Interest expense	(1)	(1)
Other Income	3	—

Loss from continuing operations	(3,326)	(2,744)
Discontinued operations:
Loss from discontinued operations	—	(284)

Net loss	$(3,326)	$(3,028)

Per Share Data:
Loss per share, basic and diluted
Continuing operations	$(0.08)	$(0.07)
Discontinued operations	$—	$(0.01)

Net loss	$(0.08)	$(0.08)

Weighted average shares outstanding:	40,261,278	39,930,253

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 30, 2009
(unaudited)
(dollars in thousands, except share data)

	Common Stock			Treasury Stock
			Additional
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, December 29, 2008	40,663,164	$407	$276,593	239,543	$(1,198)	$(256,776)	$19,026
Net forfeitures of restricted stock	(2,000)	—	—	—	—	—	—
Stock-based compensation	—	—	294	—	—	—	294
Net loss	—	—	—	—	—	(3,326)	(3,326)

Balance, March 30, 2009	40,661,164	$407	$276,887	239,543	$(1,198)	$(260,102)	$15,994

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 30, 2009 and March 31, 2008
(dollars in thousands)

	March 30,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,326)	$(3,028)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	1,964	2,116
Non-cash portion of asset impairments and disposals	—	88
Non-cash portion of store closing costs	—	24
Provision for bad debts	57	(2)
Stock-based compensation expense	294	475
Changes in operating assets and liabilities:
Accounts receivable	215	47
Inventories	99	136
Prepaid expenses and other current assets	397	(31)
Other assets	41	22
Accounts payable and accrued expenses	(205)	1,286
Deferred franchise revenue	(56)	(170)
Other long-term liabilities	(378)	191

Net cash (used in) provided by operating activities	(898)	1,154

Cash flows from investing activities:
Capital expenditures	(115)	(579)
Net refunds of security deposits	—	17

Net cash used in investing activities	(115)	(562)

Cash flows from financing activities:
Net proceeds from exercise of stock options	—	53

Net cash provided by financing activities	—	53

Net (decrease) increase in cash and cash equivalents	(1,013)	645
Cash and cash equivalents, beginning of period	5,589	6,309

Cash and cash equivalents, end of period	$4,576	$6,954

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$107	$54

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
The balance sheet at December 29, 2008 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The results for the three month periods ended March 30, 2009 and March 31, 2008 are not indicative of the results for the full fiscal year.
Certain amounts in the March 31, 2008 consolidated statement of operations have been reclassified to conform to the March 30, 2009 presentation.
This Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2008, as filed with the Securities and Exchange Commission (“SEC”).
Note 2 — Stock-Based Compensation Expense
A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended
	(in thousands)
	March 30,	March 31,
	2009	2008
Stock option compensation expense	$14	$51
Restricted stock compensation expense, net of forfeitures	280	424

Total non-cash, stock-based compensation expense, net of forfeitures	$294	$475

As of March 30, 2009, there was approximately $0.03 million of total unrecognized compensation expense related to stock options granted under the Company’s various incentive plans which will be recognized over the remaining vesting period of the options through fiscal 2010. In addition, as of March 30, 2009, there was approximately $1.1 million of total unrecognized compensation expense related to restricted stock shares and units granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan. The expense related to these grants is being recognized on a straight-line basis from the date of each grant through fiscal 2012.
There were no issuances of grants for restricted stock shares, restricted stock units, or stock options during the first quarter of fiscals 2009 or 2008.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Stock-based compensation expense relating to grants for restricted stock shares and restricted stock units of approximately $0.3 million and $0.4 million is included in the accompanying consolidated statement of operations for the quarters ended March 30, 2009 and March 31, 2008, respectively.
During the first quarter of fiscal 2009 and fiscal 2008, 2,000 and 8,000 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.02 million and $0.06 million, respectively. The accompanying consolidated statement of operations for the three month periods ended March 30, 2009 and March 31, 2008 reflects the reversal of approximately $0.01 million and $0.02 million of previously amortized costs related to these forfeited shares in fiscal 2009 and fiscal 2008, respectively.
NOTE 3 — Warrants
There were no warrants outstanding as of March 30, 2009. Warrants, issued in conjunction with previous equity and debt securities, to purchase 29,189 shares of our common stock were outstanding as of March 31, 2008. These warrants had an exercise price of $0.01 per share and all expired at varying dates through October 2008. There were no exercises of warrants during the first quarter of fiscal 2008.
NOTE 4 — Earnings Per Share
Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. As of March 30, 2009, there were 130,200 unvested restricted shares of common stock outstanding and there were no stock options that were in-the-money. As of March 31, 2008, there were outstanding, in-the-money stock options and warrants to purchase an aggregate of 424,589 shares of common stock, plus 845,200 unvested restricted shares. These stock options, warrants and unvested restricted             shares outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. Out-of-the-money stock options and warrants to purchase an aggregate of 700,633 and 1,089,677 shares of common stock were outstanding at March 30, 2009 and March 31, 2008, respectively.
NOTE 5 — Asset impairments
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
We did not record any asset impairments during the first quarter of fiscal 2009 or fiscal 2008.
NOTE 6 — Lease Termination Costs
During the first quarter of fiscal 2009, we recorded a lease termination charge of approximately $0.2 million related to an underperforming location in the Midwest region where we reached a lease termination agreement with the landlord. During the first quarter of fiscal 2008, we recorded a lease termination charge of approximately $0.2 million related to a location where we made a decision, subsequent to entering into a lease, not to build a restaurant and

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
reached an agreement with the landlord to terminate the lease.
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
NOTE 7 — Discontinued Operations
In 2008, we sold the assets of three underperforming Company-owned locations that operated in the Seattle market to a local restaurant development company. Under the terms of the agreement, we transferred rights to the assets and leasehold improvements for minimal cash consideration and the new owner assumed the tenant obligations under the real estate operating leases and is operating those locations under a different brand.
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Seattle locations qualify as discontinued operations, and accordingly, we have reported the results of operations of this group in discontinued operations in the accompanying consolidated financial statements for all periods presented.
The only liabilities as of March 30, 2009 and December 29, 2008, associated with discontinued operations were approximately $0.004 million of other current liabilities.
The following table shows the results of discontinued operations which include the results of operations.

	Three Months Ended
	March 30,	March 31,
	2009	2008
	(dollars in thousands)
Revenues
Restaurant net sales	$—	$373

Costs and expenses
Cost of food and beverage	—	107
Restaurant labor and related benefits	—	188
Occupancy and other restaurant operating expenses	—	182

	—	477
Depreciation and amortization	—	5
Closed store costs	—	87
Asset impairments	—	88

Total costs and expenses	—	657

Loss from discontinued operations	$—	$(284)

During the first three months of fiscal 2008, we recorded a charge of approximately $0.09 million related to the impairment of assets at the Seattle locations.
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

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
concerns, and enforcement of intellectual property rights.
On January 4, 2005, one of our former officers filed a complaint in the Superior Court in the Judicial District of Stamford/Norwalk in Stamford in the State of Connecticut, alleging claims against us relating to the vesting and valuation of, and entitlement to, employee stock options. On February 25, 2009, we entered into a court-approved agreement to settle the case. Under the settlement, we agreed to pay the plaintiff a total of $1.3 million in installments. We made an initial cash payment of $0.3 million during the first quarter of fiscal 2009, and the balance will be paid in 36 non-interest bearing monthly installments, secured by certain of our physical assets located in the State of Connecticut and 239,472 shares of our treasury stock. The amount of the settlement will be reduced by up to $0.2 million if we exercise certain prepayment rights under the settlement. In connection with the settlement, we dismissed our appeal of the judgment that we had previously filed. Although we believe we had valid defenses and had vigorously defended this case, we determined that settling the litigation was in the best interests of us and our stockholders. The reserve for this liability is reflected in the accompanying consolidated balance sheet as of March 30, 2009 in other long-term liabilities.
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
NOTE 10 — New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Statement of Financial Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of SFAS 157 with regards to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. SFAS 157-3, which provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. We have adopted the provisions of SFAS No. 157 related to financial assets and liabilities as of January 1, 2008. The application of this standard did not

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
have a material impact on our results of operations or financial condition. We elected to defer adoption of SFAS No. 157 for non-financial assets and liabilities until our fiscal year 2009. As of December 30, 2008, we have fully adopted SFAS No. 157 and the adoption of this standard did not impact our results of operations or financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS No. 159 on January 1, 2008 and we did not elect to report at fair value any new financial assets or liabilities entered into subsequent to adoption of this standard.
In December 2007, the FASB issued SFAS No.141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have adopted this standard as of December 30, 2008. The adoption of this standard did not have an impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be reclassified as noncontrolling interests and reported as a component of equity separate from the parent company’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have adopted this standard as of December 30, 2008. The adoption of this standard did not have an impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133. This statement amends SFAS No. 133 to provide additional information about how derivative hedging activities affect an entity’s financial position, financial performance, and cash flows. The statement requires enhanced disclosures about an entity’s derivatives and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We have adopted this standard as of December 30, 2008. The adoption of this standard did not have an impact on our consolidated financial statements.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended March 30, 2009 and March 31, 2008 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2008 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.
OVERVIEW
System wide restaurants:

	For the Three Months Ended
	March 30, 2009			March 31, 2008
	Company-			Company-
	Owned	Franchise	Total	Owned		Franchise	Total
Restaurants at beginning of period	101	50	151	107	(a)	34	141
New restaurants opened	—	1	1	—		8	8
Restaurants permanently closed	4	3	7	5		—	5

Restaurants at end of period	97	48	145	102		42	144

(a)	Includes three locations that are classified as discontinued operations
There are currently 98 company-owned and 47 franchised premium convenience restaurants operating in 18 states, the District of Columbia, and the United Arab Emirates (UAE). Subsequent to the first quarter of fiscal 2009, one new franchised Cosi restaurant opened in the District of Columbia, we purchased one franchised restaurant in Minnesota and are now operating it as a Company-owned location and one franchised location closed in Florida. During the first quarter of fiscal 2009, one new franchised restaurant opened in the UAE. In addition, during the first quarter of fiscal 2009, we closed four underperforming Company-owned and three franchised restaurants, three were in the Chicago area, two were in Pennsylvania, and two were in New Jersey. During the first three months of fiscal 2008, eight franchised restaurants were opened, including one in the UAE. Also during the first quarter of fiscal 2008, we closed five Company-owned restaurants of which two were underperforming locations where the leases expired and three were locations in the Seattle market where we exited the market and sold the assets at those locations to a local restaurant development company that is operating them under a different brand.
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
We expect that company-owned restaurants (restaurants that we own as opposed to franchised restaurants) will always be an important part of our new restaurant growth; however, our franchising and area developer models will be key components of our growth strategy. We believe that our concept, growth potential and unit-level economics will enable us to attract experienced well-capitalized area developers. By franchising, we believe we will be able to increase the presence of our restaurants in various markets throughout the country and generate additional revenue without the large upfront capital commitments and risk associated with opening company-owned restaurants.
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
We did not record any asset impairment charges during the three-month periods ended March 30, 2009 or March 31, 2008.
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
During the first quarter of fiscal 2009, we recorded a lease termination charge of approximately $0.2 million related to an underperforming location in the Midwest region where we reached an exit agreement with the landlord. During the first quarter of fiscal 2008, we recorded a lease termination charge of approximately $0.2 million related to a location where we made a decision, subsequent to entering into a lease, not to build a restaurant and reached an agreement with the landlord to terminate the lease.
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
COMPARABLE RESTAURANT SALES
In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base any restaurant that is temporarily shut down for remodeling for a complete period in the period that it is shut down. At March 30, 2009 and March 31, 2008, there were 96 and 91 restaurants in our comparable restaurant base, respectively.

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

RESULTS OF OPERATIONS
Our operating results for the three month periods ended March 30, 2009 and March 31, 2008, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended
	March 30,	March 31,
	2009	2008
Revenues:
Restaurant net sales	98.1%	97.8%
Franchise fees and royalties	1.9	2.2

Total revenues	100.0	100.0

Cost and expenses:
Cost of food and beverage (1)	22.2	23.2
Restaurant labor and related benefits (1)	37.7	34.8
Occupancy and other restaurant operating expenses (1)	31.9	29.8

	91.8	87.8
General and administrative expenses	13.8	15.2
Depreciation and amortization	6.9	6.4
Restaurant pre-opening expenses	—	0.1
Closed store costs	0.2	0.1
Lease termination expense	0.7	0.7

Total costs and expenses	111.6	108.4

Operating loss	(11.6)	(8.4)
Interest income	—	0.1
Interest expense	—	—
Other income	—	—

Loss from continuing operations	(11.6)	(8.3)
Discontinued operations:
Loss from discontinued operations	—	(0.8)

Net loss	(11.6)%	(9.1)%

(1)	These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues.

Restaurant Net Sales

	Restaurant net sales
		as a % of total
	(in thousands)	revenues

Quarter ended March 30, 2009	$28,124	98.1%
Quarter ended March 31, 2008	$32,459	97.8%
Restaurant net sales. Restaurant net sales decreased 13.4%, or approximately $4.3 million, during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. This was due primarily to the decrease of 11.3%, or approximately $3.5 million, in net sales in our comparable restaurant base and $1.0 million of net sales related to Company-owned restaurants closed during and subsequent to the first quarter of fiscal 2008, partially offset by $0.2 million of net sales at new restaurants not yet in their sixteenth month of operation as of March 30, 2009. For comparable restaurants, during the first quarter of fiscal 2009, our average guest check decreased 2.0% and our transaction count decreased 9.3% compared to the first quarter of fiscal 2008.
We believe that it is possible that the recent outbreak of the H1N1 influenza A virus, commonly referred to as the “swine flu”, could have an impact on our sales if the number of new cases continues to increase. To the extent that our guests have concerns regarding eating in public places due to a perceived increased risk of exposure to the virus, our sales during the remaining portion of the fiscal year could be negatively impacted.
Franchise Fees and Royalties

	Franchise fees and royalties
		as a % of total
	(in thousands)	revenues

Quarter ended March 30, 2009	$542	1.9%
Quarter ended March 31, 2008	$732	2.2%
Franchise fees and royalties. Franchise fees and royalties decreased by 26.0%, or approximately $0.2 million, to approximately $0.5 million in the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, due primarily to a $0.2 million decrease in franchise fees, resulting from fewer franchise restaurant openings during the fiscal 2009 first quarter as compared to the prior year quarter.
Costs and Expenses

	Cost of food and beverage
		as a % of restaurant
	(in thousands)	net sales

Quarter ended March 30, 2009	$6,237	22.2%
Quarter ended March 31, 2008	$7,536	23.2%
Cost of food and beverage. The decrease in food and beverage costs as a percentage of net sales during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 is due primarily to the impact of lower year-over-year costs for certain commodities, primarily wheat and dairy products, and the favorable impact of negotiations that resulted in lower pricing for certain protein items.

	Restaurant labor and related benefits
		as a % of restaurant
	(in thousands)	net sales

Quarter ended March 30, 2009	$10,609	37.7%
Quarter ended March 31, 2008	$11,311	34.8%
Restaurant labor and related benefits. The increase in restaurant labor and related benefits as a percentage of restaurant net sales during the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, is due to the impact of the decrease in sales in our comparable restaurant base on our fixed manager salaries and hourly labor.

	Occupancy and other restaurant
	operating expenses
		as a % of restaurant
	(in thousands)	net sales

Quarter ended March 30, 2009	$8,967	31.9%
Quarter ended March 31, 2008	$9,680	29.8%
Occupancy and other restaurant operating expenses. The increase in occupancy and other restaurant operating expenses, as a percentage of sales, during the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, is due primarily to the deleveraging of occupancy costs against decreased sales at our comparable restaurant base and higher marketing and promotional costs partially offset by a decrease in costs for repairs and maintenance.

	General and administrative expenses
		as a % of total
	(in thousands)	revenues

Quarter ended March 30, 2009	$3,969	13.8%
Quarter ended March 31, 2008	$5,038	15.2%
General and administrative expenses. The decrease in general and administrative costs during the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, is due to labor savings resulting from administrative workforce reductions and lower stock-based compensation costs, partially offset by board fees associated with the work of the special committee and higher legal costs associated with the process of reviewing strategic alternatives.

	Depreciation and amortization
		as a % of total
	(in thousands)	revenues

Quarter ended March 30, 2009	$1,964	6.9%
Quarter ended March 31, 2008	$2,111	6.4%
Depreciation and amortization. The lower depreciation and amortization costs during the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008 is due primarily to the impact of impairments recorded subsequent to the first quarter of fiscal 2008 as well as the continued depreciation and amortization of our comparable restaurant base, partially offset by higher depreciation and amortization costs related to one new restaurant that opened subsequent to the first quarter of fiscal 2008.

	Restaurant pre-opening expenses
		as a % of total
	(in thousands)	revenues

Quarter ended March 30, 2009	$4	0.0%
Quarter ended March 31, 2008	$28	0.1%
Restaurant pre-opening expenses. The restaurant pre-opening expenses during the first quarter of fiscal 2009 are related to a new company-owned restaurant that was purchased from a franchisee and started operating as a Company-owned store subsequent to the first quarter of fiscal 2009. Restaurant pre-opening expenses during the first quarter of fiscal 2008 were related to one new Company-owned restaurant that opened during the second quarter of fiscal 2008. During the first quarter of fiscal 2008, approximately 98.9% of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurant.

	Closed store costs
		as a % of total
	(in thousands)	revenues

Quarter ended March 30, 2009	$43	0.2%
Quarter ended March 31, 2008	$32	0.1%
Closed store costs. The closed store costs for the three-month period ended March 30, 2009 are related to three underperforming locations where we negotiated early exit agreements with the landlords and closed those locations during the first quarter of fiscal 2009 and one underperforming location that closed at the expiration of the operating lease. The closed store costs for the three-month period ended March 31, 2008 are related to two underperforming locations that closed during the quarter at the expiration of their operating leases.

	Lease termination expense
		as a % of total
	(in thousands)	revenues

Quarter ended March 30, 2009	$202	0.7%
Quarter ended March 31, 2008	$243	0.7%
Lease termination expense. The lease termination charge during the first quarter of fiscal 2009 is related to an underperforming location in the Midwest region where we reached an early exit agreement with the landlord. For the first quarter of fiscal 2008, the lease termination charge is related to a location where we made a decision, subsequent to entering into a lease, not to build a restaurant and reached an agreement with the landlord to terminate the lease.

	Interest income		Interest expense
		as a % of total		as a % of total
	(in thousands)	revenues	(in thousands)	revenues

Quarter ended March 30, 2009	$1	0.0%	$1	0.0%
Quarter ended March 31, 2008	$45	0.1%	$1	0.0%
Interest income and expense. The decrease in interest income during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 is primarily due to lower average interest rates earned on our depository accounts and lower average balances. During the first quarter of both fiscal 2009 and fiscal 2008, interest expense was not material.

	Other income
		as a % of total
	(in thousands)	revenues

Quarter ended March 30, 2009	$3	0.0%
Quarter ended March 31, 2008	$—	0.0%
Other income. During the first quarter of both fiscal 2009 and fiscal 2008, other income was not material.

	Loss from continuing operations
		as a % of total
	(in thousands)	revenues

Quarter ended March 30, 2009	$(3,326)	(11.6%)
Quarter ended March 31, 2008	$(2,744)	(8.3%)
Loss from continuing operations. The approximately $0.6 million increase in our loss from continuing operations during the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, is due primarily to the decrease in sales in our comparable restaurant base which resulted in an erosion in restaurant operating margins as well as lower franchise fees from fewer franchise store openings partially offset by lower general and administrative expenses.
Discontinued operations. During the first quarter of fiscal 2008, we sold the assets of the three underperforming company-owned locations that operated in the Seattle market to a local restaurant development company. Under the terms of the agreement, Cosi transferred rights to the assets and leasehold improvements for minimal cash consideration and the new owner assumed the tenant obligations under the real estate operating leases and will operate those locations under a different brand. We ceased operating these restaurants as of the end of the first quarter of fiscal 2008.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were approximately $4.6 million on March 30, 2009, compared with $5.6 million on December 29, 2008. We had negative working capital of ($4.3) million on March 30, 2009, compared with negative working capital of ($2.9) million as of December 29, 2008. The decrease in working capital was primarily a function of funding the operating loss for the period. Our principal requirements for cash in 2009 will be for working capital needs and routine maintenance of our existing restaurants.
Net cash used in operating activities during the three-month period ended March 30, 2009, was approximately $0.9 million compared to $1.2 million of net cash provided by operating activities in the three month period ended March 31, 2008. The increase in cash used in operating activities during fiscal 2009 was the result of a higher year-over-year operating loss and the payment of certain lease termination and legal settlement obligations.
Total cash used in investing activities was $0.1 million during the first quarter of fiscal 2009, compared to cash used in investing activities of $0.6 million during the first quarter of fiscal 2008. The year-over-year decrease was due primarily to lower capital expenditures in fiscal 2009 as compared to fiscal 2008. The capital expenditures for fiscal 2008 included the construction of one new Company-owned restaurant that opened during the second quarter of fiscal 2008.
There was no cash provided by financing activities during the first quarter of fiscal 2009. Cash provided by financing activities of approximately $0.05 million during the first quarter of fiscal 2008 were from proceeds associated with the exercise of stock options.
We currently do not expect to open any new Company-owned restaurants during the remainder of fiscal 2009. During fiscal 2008, we opened one Company-owned restaurant. We do not expect to incur any significant remodeling capital costs during the remainder of fiscal 2009. However, we do expect to incur capital maintenance costs on existing

Company-owned restaurants. As we currently have no credit facility or available line of credit, we expect to fund any required capital maintenance costs on existing Company-owned locations from cash and cash equivalents on hand, expected cash flows generated by existing Company-owned restaurants and expected franchise fees and royalties.
We believe that our current cash and cash equivalents and expected cash flows from Company-owned restaurant operations and franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and maintenance of existing restaurant locations for the remainder of this fiscal year. Our conclusion is based on our expected performance for the remainder of fiscal 2009 which includes a sensitivity analysis that projects varying levels of decline in consumer demand for 2009. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance and the potential impact the current economic environment may have on consumer spending. In analyzing our capital cash outlays during fiscal 2008, 42.0% of our capital cash outlay was spent on construction of new Company-owned restaurants and another 46.1% of our cash outlay was spent on maintenance costs associated with existing Company-owned locations. Due to having spent significant capital over the last three years to remodel and refresh existing locations as well as a number of the locations having only been opened within the last three years, we currently do not anticipate significant levels of cash outlays for capital expenditures during the remainder of fiscal 2009.
If our Company-owned restaurants do not generate the cash flow levels that we expect, if new franchised restaurants do not open according to our expectations, or if we do not generate the franchise fees and royalties that we currently expect, then ,in order to fund our cash requirements, we may have to effect further labor reductions in general and administrative support functions, seek to sell certain Company-owned locations to franchisees and/or other third parties or seek other sources of debt or equity financing.
There can be no assurance that we will be able to obtain such debt or equity financing or sell Company-owned locations to franchisees or other third parties or that we will be able to do so in a timely manner to meet our requirements. If the prevailing instability in the credit and financial markets continues, it may be more difficult for the Company to obtain additional financing and for franchisees to obtain financing necessary to open restaurants or to acquire Company-owned locations. An inability to access additional sources of liquidity to fund our cash needs could materially adversely affect our financial condition and results of operations.
We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of March 30, 2009:

	Payments Due by Period
	(in thousands)
			Due	Due	Due
	Total	Due	Fiscal 2010	Fiscal 2012	After
Description	Obligations	Fiscal 2009	to Fiscal 2011	to Fiscal 2013	Fiscal 2013
Long-term debt (1)	$100	$50	$50	$—	$—
Operating leases (2)	76,591	15,337	27,092	18,046	16,116
Other long-term liabilities (3)	1,295	267	945	83	—

Total contractual cash obligations	$77,986	$15,654	$28,087	$18,129	$16,116

(1)	Amounts shown include aggregate scheduled interest payments of $0.01 million. The pricipal amount of the debt, net of interest obligations, is included in the other long-term liabilities, in the attached consolidated balance sheets. This obligation is related to a trademark infringement settlement.

(2)	Amounts shown are net of an aggregate $0.2 million of sub-lease rental income due under non-cancelable subleases and include accrued contractual lease increases of approximately an aggregate $4.6 million, which are included in other long-term liabilities in the attached consolidated balance sheets.

(3)	These obligations are related to contractual obligations for lease termiantion agreements and for an obligation related to a legal settlement. These obligations are non-interest bearing and are included in other long-term liabilities in the attached consolidated balance sheets.

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
We have a long-term beverage marketing agreement with the Coca-Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received as of March 30, 2009.
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
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2008. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if our future changes make it clear that any projected results expressed or implied therein will not be realized. Listed below are just some of the factors that would impact our forward-looking statements:
•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	labor shortages or increased labor costs;

•	changes in demographic trends and consumer tastes and preferences, including changes resulting from concerns over nutritional or safety aspects of beef, poultry, produce or other foods or the effects of food-borne illnesses such as “mad cow disease” and avian influenza or “bird flu;”

•	public health issues such as the H1N1 influenza A virus, commonly referred to as the “swine flu” that cause people to stay home from work or away from public places;

•	competition in our markets, both in our business and locating suitable restaurant sites;

•	our operation and execution in new and existing markets;

•	expansion into new markets, including foreign countries;

•	our ability to attract and retain qualified franchisees;

•	our ability to locate suitable restaurant sites in new and existing markets and negotiate acceptable lease terms;

•	the rate of our internal growth, and our ability to generate increased revenue from our existing restaurants;

•	our ability to generate positive cash flow from existing and new restaurants;

•	fluctuations in our quarterly results due to seasonality;

•	increased government regulation and our ability to secure required governmental approvals and permits;

•	our ability to create customer awareness of our restaurants in new markets;

•	the reliability of our customer and market studies;

•	cost effective and timely planning, design and build-out of new restaurants;

•	our ability to recruit, train and retain qualified corporate and restaurant personnel and management;

•	market saturation due to new restaurant openings;

•	inadequate protection of our intellectual property;

•	adverse weather conditions which impact customer traffic at our restaurants; and

•	adverse economic conditions that cause individuals or businesses to decrease their discretionary spending.
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
On January 4, 2005, one of our former officers filed a complaint in the Superior Court in the Judicial District of Stamford/Norwalk in Stamford in the State of Connecticut, alleging claims against us relating to the vesting and valuation of, and entitlement to, employee stock options. On February 25, 2009, we entered into a court-approved agreement to settle the case. Under the settlement, we agreed to pay the plaintiff a total of $1.3 million in installments. We made an initial cash payment of $0.3 million during the first quarter of fiscal 2009, and the balance will be paid in 36 non-interest bearing monthly installments, secured by certain of our physical assets located in the State of Connecticut and 239,472 shares of our treasury stock. The amount of the settlement will be reduced by up to $0.2 million if we exercise certain prepayment rights under the settlement. In connection with the settlement, we dismissed our appeal of the judgment that we had previously filed. Although we believe we had valid defenses and had vigorously defended this case, we determined that settling the litigation was in the best interests of us and our stockholders. The reserve for this liability is reflected in the accompanying consolidated balance sheet as of March 30, 2009 in other long-term liabilities.
Item 1A: RISK FACTORS
In addition to the other information set forth in this report, the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2008 fiscal year could materially affect the Company’s business, financial condition or operating results. The following update to our risk factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the year ended December 29, 2008.
Public health issues may adversely affect our financial results.
Our business may be impacted by the outbreak of the H1N1 influenza A virus, commonly referred to as the “swine flu.” To the extent that our guests are uncomfortable visiting and eating in public places, due to a perceived risk of exposure to the virus, we could experience a reduction in guest traffic which in turn could negatively impact our financial results.

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

COSI, INC.
Date: May 8, 2009	By:	/s/ JAMES HYATT
James Hyatt
President, Chief Executive Officer, and Director

Date: May 8, 2009	By:	/s/ WILLIAM KOZIEL
William Koziel
Chief Financial Officer (chief accounting officer) Treasurer and Secretary

EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.