Form 10-Q
period 2009-06-29
COSI INC
filed 2009-08-10
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of Common Stock, $.01 par value, outstanding at August 5, 2009: 40,866,474.

COSI, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cosi, Inc.
Consolidated Balance Sheets
As of June 29, 2009 and December 29, 2008
(dollars in thousands, except share and per share data)

	June 29, 2009	December 29, 2008
	(Unaudited)	(Note 1)

Assets
Current assets:
Cash and cash equivalents	$5,184	$5,589
Accounts receivable, net	662	916
Inventories	948	998
Prepaid expenses and other current assets	1,316	3,650

Total current assets	8,110	11,153

Furniture and fixtures, equipment and leasehold improvements, net	26,123	29,779
Intangibles, security deposits and other assets, net	1,759	1,849

Total assets	$35,992	$42,781

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,733	$3,378
Accrued expenses	8,093	9,835
Deferred franchise revenue	44	149
Current liabilities of discontinued operations	—	4
Current portion of other long-term liabilities	414	668

Total current liabilities	11,284	14,034
Deferred franchise revenue	2,580	2,545
Other long-term liabilities, net of current portion	6,813	7,176

Total liabilities	20,677	23,755

Commitments and contingencies

Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 40,866,474 and 40,663,164 shares issued, respectively	409	407
Additional paid-in capital	277,175	276,593
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(261,071)	(256,776)

Total stockholders’ equity	15,315	19,026

Total liabilities and stockholders’ equity	$35,992	$42,781

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Operations
For the Three and Six Month Periods Ended June 29, 2009 and June 30, 2008
(dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Restaurant net sales	$31,015	$36,207	$59,139	$68,666
Franchise fees and royalties	621	516	1,163	1,248

Total revenues	31,636	36,723	60,302	69,914

Costs and expenses:
Cost of food and beverage	6,915	8,261	13,152	15,797
Restaurant labor and related benefits	10,896	11,778	21,505	23,016
Occupancy and other restaurant operating expenses	9,044	9,930	18,011	19,685

	26,855	29,969	52,668	58,498
General and administrative expenses	3,731	6,069	7,704	11,106
Depreciation and amortization	1,779	2,056	3,743	4,167
Restaurant pre-opening expenses	—	73	—	100
Provision for losses on asset impairments and disposals	238	267	238	267
Closed store costs	2	13	45	47
Lease termination expense	5	—	207	243

Total costs and expenses	32,610	38,447	64,605	74,428

Operating loss	(974)	(1,724)	(4,303)	(4,514)

Interest income	1	27	2	72
Interest expense	(1)	(2)	(3)	(3)
Other income	5	—	9	—

Loss from continuing operations	(969)	(1,699)	(4,295)	(4,445)
Discontinued operations:
Loss from discontinued operations	—	(30)	—	(312)

Net loss	$(969)	$(1,729)	$(4,295)	$(4,757)

Per Share Data:
Loss per share, basic and diluted
Continuing operations	$(0.02)	$(0.04)	$(0.11)	$(0.11)
Discontinued operations	$—	$—	$—	$(0.01)

Net loss	$(0.02)	$(0.04)	$(0.11)	$(0.12)

Weighted average shares outstanding:	40,381,372	40,030,460	40,321,325	39,980,356

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 29, 2009
(unaudited)
(dollars in thousands, except share data)

	Common Stock			Treasury Stock
			Additional
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, December 29, 2008	40,663,164	$407	$276,593	239,543	$(1,198)	$(256,776)	$19,026

Net issuances of restricted stock	203,310	2	(2)	—	—	—	—
Stock-based compensation	—	—	584	—	—	—	584
Net loss	—	—	—	—	—	(4,295)	(4,295)

Balance, June 29, 2009	40,866,474	$409	$277,175	239,543	$(1,198)	$(261,071)	$15,315

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 29, 2009 and June 30, 2008
(dollars in thousands)

	June 29,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,295)	$(4,757)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	3,743	4,172
Non-cash portion of asset impairments and disposals	238	355
Non-cash portion of store closing costs	—	24
Provision for bad debts	98	(2)
Stock-based compensation expense	584	995
Changes in operating assets and liabilities:
Accounts receivable	156	18
Inventories	49	65
Prepaid expenses and other current assets	2,335	691
Other assets	90	43
Accounts payable and accrued expenses	(2,430)	212
Deferred franchise revenue	(70)	(170)
Other long-term liabilities	(578)	(194)

Net cash (used in) provided by operating activities	(80)	1,452

Cash flows from investing activities:
Capital expenditures	(325)	(1,789)
Proceeds from sale of assets	—	30
Net payments of security deposits	—	(14)

Net cash used in investing activities	(325)	(1,773)

Cash flows from financing activities:
Net proceeds from exercise of stock options	—	53

Net cash provided by financing activities	—	53

Net decrease in cash and cash equivalents	(405)	(268)
Cash and cash equivalents, beginning of period	5,589	6,309

Cash and cash equivalents, end of period	$5,184	$6,041

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$139	$49

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
The results for the three and six month periods ended June 29, 2009 and June 30, 2008 are not indicative of the results for the full fiscal year.
This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2008, as filed with the Securities and Exchange Commission (“SEC”).
Note 2 — Stock-Based Compensation Expense
A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended		For the Six Months Ended
	(in thousands)		(in thousands)
	June 29,	June 30,	June 29,	June 30,
	2009	2008	2009	2008
Stock option compensation expense	$14	$51	$28	$102
Restricted stock compensation expense, net of forfeitures	277	469	556	893

Total non-cash, stock-based compensation expense, net of forfeitures	$291	$520	$584	$995

As of June 29, 2009, there was approximately $0.01 million of total unrecognized compensation expense related to stock options granted under the Company’’s various incentive plans which will be recognized over the remaining vesting period of the options through fiscal 2010. In addition, as of June 29, 2009, there was approximately $0.9 million of total unrecognized compensation expense related to restricted stock shares and units granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”). The expense related to these grants is being recognized on a straight-line basis from the date of each grant through fiscal 2013.
During the three and six month periods ended June 29, 2009 and June 30, 2008, pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 10,000 and 50,000 shares, respectively, of our authorized but unissued common stock to key employees. The vesting of these shares will occur as follows: (i) 20% of the shares vested on the grant date, and (ii)

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
and additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares for the grants made during the first six months of fiscal 2009 and 2008, based on the closing price of our common stock on the date of the grants, was approximately $0.01 million and $0.1 million, respectively.
Stock-based compensation expense relating to restricted stock grants of approximately $0.3 million and $0.5 million, respectively, is included in the accompanying consolidated statement of operations for the quarters ended June 29, 2009 and June 30, 2008. For the six month periods ended June 29, 2009 and June 30, 2008, stock-based compensation expense relating to restricted stock grants is $0.6 million and $0.9 million, respectively.
During the second quarter of fiscal 2009, there were no forfeitures of restricted stock. During the second quarter of fiscal 2008, 4,650 shares of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.03 million. During the six month periods ended June 29, 2009 and June 30, 2008, 2,000 and 12,650 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.02 million and $0.09 million, respectively. The accompanying consolidated statement of operations for the six month periods ended June 29, 2009 and June 30, 2008 reflect the reversal of approximately $0.01 million and $0.02 million, respectively, of previously amortized costs related to these forfeited shares.
In addition, during the second quarters of fiscal 2009 and 2008, we issued 195,310 and 46,820 shares, respectively, of restricted common stock to members of the Board of Directors pursuant to the 2005 Plan and the Cosi Non-Employee Director Stock Incentive Plan. These shares had an aggregate value of approximately $0.1 million and vested upon issuance.
NOTE 3 — Warrants
There were no warrants outstanding as of June 29, 2009. Warrants, issued in conjunction with previous equity and debt securities, to purchase 29,189 shares of our common stock were outstanding as of June 30, 2008. There were no exercises of warrants during the first six months of fiscal 2008. These warrants had an exercise price of $0.01 per share and all expired at varying dates through October 2008.
NOTE 4 — Earnings Per Share
Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. As of June 29, 2009, there were 105,700 unvested restricted shares of common stock outstanding and there were no stock options that were in-the-money. As of June 30, 2008, there were outstanding in-the-money stock options and warrants to purchase an aggregate of 72,322 shares of common stock, plus 838,050 unvested restricted shares. These stock options, warrants and unvested restricted shares outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. Out-of-the-money stock options to purchase an aggregate of 693,457 shares were outstanding at June 29, 2009. Out-of-the-money stock options and warrants to purchase 1,387,081 shares of common stock were outstanding at June 30, 2008.
NOTE 5 — Asset impairments
During the three and six month periods ended June 29, 2009, we recorded an impairment charge of approximately $0.2 million related to one underperforming location in the Chicago area. During the three and six month periods ended June 30, 2008, we recorded an impairment charge of approximately $0.3 million related to one underperforming location in the Philadelphia area. In addition, during the six month period ended June 30, 2008, we also recorded an impairment charge of approximately $0.09 million related

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
to three locations in the Seattle market, which is reported in discontinued operations.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), we evaluate possible impairment at the individual restaurant level periodically and record an impairment loss whenever we determine impairment factors are present. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. Restaurants are not considered for impairment during the period before they enter the comparable restaurant base, unless specific circumstances warrant otherwise.
NOTE 6 — Lease Termination Costs
During the second quarter of fiscal 2009, we recorded lease termination charges of approximately $0.01 million related to an underperforming location where we reached a lease termination agreement with the landlord. During the second quarter of fiscal 2008, we did not incur any lease termination charges. During the first six months of fiscal 2009, we recorded a lease termination charge of approximately $0.2 million related to an underperforming location in the Midwest region where we reached a lease termination agreement with the landlord. During the first six months of fiscal 2008, we recorded a lease termination charge of approximately $0.2 million related to a location where we made a decision, subsequent to entering into a lease, not to build a restaurant and reached an agreement with the landlord to terminate the lease.
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
In accordance with SFAS No. 144, the Seattle locations qualify as discontinued operations, and accordingly, we have reported the results of operations of this group in discontinued operations in the accompanying consolidated financial statements for all periods presented.
There were no liabilities associated with discontinued operations as of June 29, 2009. The only liabilities as of December 29, 2008 associated with discontinued operations were approximately $0.004 million of other current liabilities.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
The following table shows the results of discontinued operations.

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Revenues
Restaurant net sales	$—	$—	$—	$373

Costs and expenses
Cost of food and beverage	—	—	—	107
Restaurant labor and related benefits	—	—	—	188
Occupancy and other restaurant operating expenses	—	—	—	181

	—	—	—	476
Depreciation and amortization	—	—	—	5
Closed store costs	—	30	—	116
Asset impairments	—	—	—	88

Total costs and expenses	—	30	—	685

Loss from discontinued operations	$—	$(30)	$—	$(312)

During the first six months of fiscal 2008, we recorded a charge of approximately $0.09 million related to the impairment of assets at three Seattle locations.
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
NOTE 9 — Income Taxes
We have recorded a full valuation allowance to reduce our deferred tax assets related primarily to net operating loss carryforwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carryforwards, based on the Company’’s operating results.
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
NOTE 10 — New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Statement of Financial Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of SFAS No. 157 with regards to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. SFAS 157-3, which provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. We have fully adopted the provisions of SFAS No. 157 related to financial and non-financial assets and liabilities as of December 30, 2008. The application of this standard did not have a material impact on our results of operations or financial condition.
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
In December 2007, the FASB issued SFAS No.141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have adopted this standard as of December 30, 2008 and its impact can not be determined until an acquisition is consummated.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be reclassified as noncontrolling interests and reported as a component of equity separate from the parent company’’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have adopted this standard as of December 30, 2008. The adoption of this standard did not have an impact on our consolidated financial statements.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
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
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. SFAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. We implemented SFAS 165 during the quarter ended June 29, 2009. We evaluated for subsequent events through the issuance date of the Company’ financial statements.
Note 11 — Subsequent Event
On February 23, 2009, the Company commenced an action in the United States District Court for the Southern District of New York to recover, under Section 16(b) of the Securities and Exchange Act of 1934, as amended, short-swing profits realized by a stockholder of the Company in connection with certain purchase and sales of the Company’s common stock by the stockholder. On July 7, 2009, the parties entered into an agreement to settle the claims, which agreement is subject to court approval. Under the terms of the agreement, the Company expects to receive a payment of $400,000 in full settlement of its claims. The agreement is subject to court approval and there can be no assurance that such approval will be obtained.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended June 29, 2009 and June 30, 2008 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2008 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.
OVERVIEW
System wide restaurants:

	For the Three Months Ended
	June 29, 2009			June 30, 2008
	Company-			Company-
	Owned	Franchise	Total	Owned	Franchise	Total
Restaurants at beginning of period	97	49	146	102	42	144
New restaurants opened	1	1	2	1	2	3
Restaurants permanently closed	—	4	4	1	1	2

Restaurants at end of period	98	46	144	102	43	145

	For the Six Months Ended
	June 29, 2009			June 30, 2008
	Company-			Company-
	Owned	Franchise	Total	Owned	Franchise	Total
Restaurants at beginning of period	101	50	151	107 (a)	34	141
New restaurants opened	1	3	4	1	10	11
Restaurants permanently closed	4	7	11	6	1	7

Restaurants at end of period	98	46	144	102	43	145

(a)	Includes three locations that are classified as discontinued operations
There are currently 98 company-owned and 46 franchised premium convenience restaurants operating in 18 states, the District of Columbia, and the United Arab Emirates (“UAE”). During the second quarter of fiscal 2009, one new franchised Cosi restaurant opened in the District of Columbia, we purchased one franchised restaurant in Minnesota and are now operating it as a Company-owned location and three franchised locations closed which included one location in Florida and one location in each of the Washington Dulles and Reagan National airports. During the first six months of fiscal 2009, three new franchised restaurants opened which included one location in the UAE, one location in Boston and one location in the District of Columbia. In addition, during the first six months of fiscal 2009 we closed four underperforming Company-owned and seven franchised restaurants which included three locations in the Chicago area, two in Pennsylvania, two in New Jersey, two in the District of Columbia market, one in Florida and one that was purchased from a franchisee and is now operated as a Company-owned location.
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
We have adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to tax positions due to the Company having either a tax loss or net operating loss carry-forwards to offset any taxable income in all subject years. As a result, no liability for uncertain tax positions has been recorded.
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
COMPARABLE RESTAURANT SALES
In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base any restaurant that is temporarily shut down for remodeling for a complete period in the period that it is shut down. At June 29, 2009 and also at June 30, 2008, there were 96 restaurants in our comparable restaurant base.
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

RESULTS OF OPERATIONS
Our operating results for the three and six month periods ended June 29, 2009 and June 30, 2008, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2009	2008	2009	2008

Revenues:
Restaurant net sales	98.0%	98.6%	98.1%	98.2%
Franchise fees and royalties	2.0	1.4	1.9	1.8

Total revenue	100.0	100.0	100.0	100.0

Cost and expenses:
Cost of food and beverage (1)	22.3	22.8	22.2	23.0
Restaurant labor and related benefits (1)	35.1	32.5	36.4	33.5
Occupancy and other restaurant operating expenses (1)	29.2	27.4	30.5	28.7

	86.6	82.7	89.1	85.2
General and administrative expenses	11.8	16.5	12.8	15.9
Depreciation and amortization	5.6	5.6	6.2	6.0
Restaurant pre-opening expenses	—	0.2	—	0.1
Provision for losses on asset impairments and disposals	0.8	0.7	0.4	0.4
Closed store costs	—	—	0.1	0.1
Lease termination expense	—	—	0.3	0.3

Total costs and expenses	103.1	104.7	107.1	106.5

Operating loss	(3.1)	(4.7)	(7.1)	(6.5)
Interest income	—	0.1	—	0.1
Interest expense	—	—	—	—
Other income	—	—	—	—

Loss from continuing operations	(3.1)	(4.6)	(7.1)	(6.4)
Discontinued operations:
Loss from discontinued operations	—	(0.1)	—	(0.4)

Net loss	(3.1)%	(4.7)%	(7.1)%	(6.8)%

(1)	These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues.

Restaurant Net Sales

	Restaurant net sales
		as a % of total
	(in thousands)	revenues

Quarter ended June 29, 2009	$31,015	98.0%
Quarter ended June 30, 2008	$36,207	98.6%

		as a % of total
	(in thousands)	revenues

Six months ended June 29, 2009	$59,139	98.1%
Six months ended June 30, 2008	$68,666	98.2%
Restaurant net sales. Restaurant net sales decreased 14.3%, or approximately $5.2 million, during the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008. This was due primarily to the decrease of 12.7%, or approximately $4.4 million, in net sales in our comparable restaurant base and $1.2 million of net sales related to Company-owned restaurants closed during and subsequent to the second quarter of fiscal 2008, partially offset by $0.4 million of net sales at new restaurants not yet in their sixteenth month of operation as of June 29, 2009. For comparable restaurants, during the second quarter of fiscal 2009, our average guest check decreased 3.0% and our transaction count decreased 9.7% compared to the second quarter of fiscal 2008.
During the first six months of fiscal 2009, restaurant net sales decreased 13.9%, or approximately $9.5 million, as compared to the first six months of fiscal 2008. This was due primarily to the decrease of 12.1%, or approximately $8.0 million, in net sales in our comparable restaurant base and $2.1 million of net sales related to Company-owned restaurants closed during and subsequent to the second quarter of fiscal 2008, partially offset by $0.6 million of net sales at new restaurants not yet in their sixteenth month of operation as of June 29, 2009. For comparable restaurants, during the first six months of fiscal 2009, our average guest check decreased 2.5% and our transaction count decreased 11.4% compared to the first six months of fiscal 2008.
Franchise Fees and Royalties

	Franchise fees and royalties
		as a % of total
	(in thousands)	revenues

Quarter ended June 29, 2009	$621	2.0%
Quarter ended June 30, 2008	$516	1.4%

		as a % of total
	(in thousands)	revenues

Six months ended June 29, 2009	$1,163	1.9%
Six months ended June 30, 2008	$1,248	1.8%
Franchise fees and royalties. Franchise fees and royalties increased by 20.3%, or approximately $0.1 million, to approximately $0.6 million in the second quarter of fiscal 2009, as compared to the second quarter of fiscal 2008, due primarily to a $0.1 million increase in franchise fees resulting from more store openings and the fees recognized from a canceled area development agreement.
During the first six months of fiscal 2009, franchise fees and royalties decreased by 6.8%, or approximately $0.09 million, as compared to the first six months of fiscal 2008, due primarily to a $0.1 million decrease in franchise fees resulting from fewer store openings partially offset by an increase in royalties.

Costs and Expenses

	Cost of food and beverage
		as a % of
		restaurant
	(in thousands)	net sales

Quarter ended June 29, 2009	$6,915	22.3%
Quarter ended June 30, 2008	$8,261	22.8%

		as a % of
		restaurant
	(in thousands)	net sales

Six months ended June 29, 2009	$13,152	22.2%
Six months ended June 30, 2008	$15,797	23.0%
Cost of food and beverage. The decrease in food and beverage costs as a percentage of net sales during the second quarter and first six months of fiscal 2009, as compared to the same periods of fiscal 2008, is due primarily to the impact of lower year-over-year costs for certain commodities, primarily wheat and dairy products, and the favorable impact of negotiations that resulted in lower pricing for certain protein items.

	Restaurant labor and related benefits
		as a % of
		restaurant
	(in thousands)	net sales

Quarter ended June 29, 2009	$10,896	35.1%
Quarter ended June 30, 2008	$11,778	32.5%

		as a % of
		restaurant
	(in thousands)	net sales

Six months ended June 29, 2009	$21,505	36.4%
Six months ended June 30, 2008	$23,016	33.5%
Restaurant labor and related benefits. The increase in restaurant labor and related benefits as a percentage of restaurant net sales during the second quarter and first six months of fiscal 2009, as compared to the second quarter and first six months of fiscal 2008, is due to the impact of the decrease in sales in our comparable restaurant base on our fixed manager salaries and hourly labor.

	Occupancy and other restaurant
	operating expenses
		as a % of
		restaurant
	(in thousands)	net sales

Quarter ended June 29, 2009	$9,044	29.2%
Quarter ended June 30, 2008	$9,930	27.4%

		as a % of
		restaurant
	(in thousands)	net sales

Six months ended June 29, 2009	$18,011	30.5%
Six months ended June 30, 2008	$19,685	28.7%
Occupancy and other restaurant operating expenses. The increase in occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, during the second quarter and first six months of fiscal 2009, as compared to the second quarter and first six months of fiscal 2008, is due primarily to the deleveraging of occupancy costs against decreased sales at our comparable restaurant base and higher marketing and promotional costs, partially offset by a decrease in costs for repairs and maintenance.

	General and administrative
	expenses
		as a % of total
	(in thousands)	revenues

Quarter ended June 29, 2009	$3,731	11.8%
Quarter ended June 30, 2008	$6,069	16.5%

		as a % of total
	(in thousands)	revenues

Six months ended June 29, 2009	$7,704	12.8%
Six months ended June 30, 2008	$11,106	15.9%
General and administrative expenses. The decrease in general and administrative costs during the second quarter of fiscal 2009, as compared to the same period in fiscal 2008, is due primarily to labor savings resulting from administrative workforce reductions and related benefits, lower legal costs and lower costs related to the support and maintenance of our system infrastructure.
The decrease in general and administrative costs during the first six months of fiscal 2009, as compared to the first six months of fiscal 2008, is due to labor savings resulting from administrative workforce reductions and lower stock-based compensation costs and lower costs related to the support and maintenance of our system infrastructure, partially offset by costs associated with the process of reviewing strategic alternatives.

	Depreciation and amortization
		as a % of total
	(in thousands)	revenues

Quarter ended June 29, 2009	$1,779	5.6%
Quarter ended June 30, 2008	$2,056	5.6%

		as a % of total
	(in thousands)	revenues

Six months ended June 29, 2009	$3,743	6.2%
Six months ended June 30, 2008	$4,167	6.0%
Depreciation and amortization. The lower depreciation and amortization costs during the second quarter and first six months of fiscal 2009, as compared to the second quarter and first six months of fiscal 2008, is due primarily to the impact of impairments recorded subsequent to the second quarter of fiscal 2008 and the continued depreciation and amortization of our comparable restaurant base, partially offset by higher depreciation and amortization costs related to one new restaurant that opened during the second quarter of fiscal 2008.

	Restaurant pre-opening expenses
		as a % of total
	(in thousands)	revenues

Quarter ended June 29, 2009	$—	0.0%
Quarter ended June 30, 2008	$73	0.2%

		as a % of total
	(in thousands)	revenues

Six months ended June 29, 2009	$—	0.0%
Six months ended June 30, 2008	$100	0.1%
Restaurant pre-opening expenses. Restaurant pre-opening expenses during the second quarter and first six months of fiscal 2008 were related to one new Company-owned restaurant that opened during the second quarter of fiscal 2008.

During fiscal 2008, approximately 49.5% of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurant.

	Provision for losses on asset
	impairments and disposals
		as a % of total
	(in thousands)	revenues

Quarter ended June 29, 2009	$238	0.8%
Quarter ended June 30, 2008	$267	0.7%

		as a % of total
	(in thousands)	revenues

Six months ended June 29, 2009	$238	0.4%
Six months ended June 30, 2008	$267	0.4%
Provision for losses on asset impairments and disposals. During the second quarter and first six months of fiscal 2009, we recorded an asset impairment charge of approximately $0.2 million related to one underperforming location in the Chicago area. Impairment charges booked during the second quarter and first six months of fiscal 2008 were related to one underperforming location in the Philadelphia area.

	Closed store costs
		as a % of total
	(in thousands)	revenues

Quarter ended June 29, 2009	$2	0.0%
Quarter ended June 30, 2008	$13	0.0%

		as a % of total
	(in thousands)	revenues

Six months ended June 29, 2009	$45	0.1%
Six months ended June 30, 2008	$47	0.1%
Closed store costs. The closed store costs for the second quarter and first six months of fiscal 2009 are related to three underperforming locations where we negotiated early exit agreements with the landlords and closed those locations during the first quarter of fiscal 2009, and one underperforming location that closed at the expiration of the operating lease. The closed store costs for the second quarter of fiscal 2008 are related to one location that closed during the quarter at the expiration of the lease where we were unable to negotiate acceptable renewal terms with the landlord. During the first six months of fiscal 2008 closed store costs are related to two-underperforming locations that closed during the first quarter of fiscal 2008 at the expiration of their operating leases and to another location that closed during the second quarter of fiscal 2008 at the expiration of the operating lease. In addition, during the first six months of fiscal 2008, we recorded approximately $0.1 million in closed store costs related to three Seattle locations which is reported in discontinued operations.

	Lease termination expense
		as a % of total
	(in thousands)	revenues

Quarter ended June 29, 2009	$5	0.0%
Quarter ended June 30, 2008	$—	0.0%

		as a % of total
	(in thousands)	revenues

Six months ended June 29, 2009	$207	0.3%
Six months ended June 30, 2008	$243	0.3%
Lease termination expense. The lease termination charges during the second quarter and first six months of fiscal 2009 are related to an underperforming location in the Midwest region where we reached an early exit agreement with the landlord. The lease termination charges during the first six months of fiscal 2008 are related to a location where we made a decision, subsequent to entering into a lease, not to build a restaurant and reached an agreement with the landlord to terminate the lease.

	Loss from continuing operations
		as a % of total
	(in thousands)	revenues

Quarter ended June 29, 2009	$(969)	(3.1%)
Quarter ended June 30, 2008	$(1,699)	(4.6%)

		as a % of total
	(in thousands)	revenues

Six months ended June 29, 2009	$(4,295)	(7.1%)
Six months ended June 30, 2008	$(4,445)	(6.4%)
Loss from continuing operations. The decreases in our loss from continuing operations during the second quarter and first six months of fiscal 2009, as compared to the second quarter and first six months of fiscal 2008, is due primarily to the decrease in general and administrative expenses partially offset by an erosion in restaurant operating margins resulting from a decrease in sales in our comparable restaurant base as well as lower franchise fees from fewer franchise store openings.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were approximately $5.2 million on June 29, 2009, compared with $5.6 million on December 29, 2008. We had negative working capital of $3.2 million on June 29, 2009, compared with negative working capital of $2.9 million as of December 29, 2008. The decrease in working capital was primarily a function of funding the operating loss for the period. Our principal requirements for cash in 2009 will be for working capital needs and routine maintenance of our existing restaurants.
Net cash used in operating activities during the six-month period ended June 29, 2009 was approximately $0.08 million, compared to $1.5 million of net cash provided by operating activities in the six month period ended June 30,

2008. The increase in cash used in operating activities during fiscal 2009 was the result of the payment of certain lease termination and legal settlement obligations.
Total cash used in investing activities was $0.3 million during the first six months of fiscal 2009, compared to cash used in investing activities of $1.8 million during the first quarter of fiscal 2008. The year-over-year decrease was due primarily to lower capital expenditures in fiscal 2009 as compared to fiscal 2008. The capital expenditures for fiscal 2008 included the construction of one new Company-owned restaurant that opened during the second quarter of fiscal 2008.
There was no cash provided by financing activities during the first six months of fiscal 2009. Cash provided by financing activities of approximately $0.05 million during the first six months of fiscal 2008 was from proceeds associated with the exercise of stock options.
We currently do not expect to open any new Company-owned restaurants during the remainder of fiscal 2009. During fiscal 2008, we opened one Company-owned restaurant. We also do not expect to incur any significant remodeling capital costs during the remainder of fiscal 2009. However, we do expect to incur capital maintenance costs on existing Company-owned restaurants. As we currently have no credit facility or available line of credit, we expect to fund any required capital maintenance costs on existing Company-owned locations from cash and cash equivalents on hand, expected cash flows generated from operations.
We believe that our current cash and cash equivalents and expected cash flows from Company-owned restaurant operations and franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and maintenance of existing restaurant locations for the remainder of this fiscal year. Our conclusion is based on our expected performance for the remainder of fiscal 2009 which includes a sensitivity analysis that projects varying levels of consumer demand for 2009. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance and the potential adverse impact the current economic environment may have on consumer spending. In analyzing our capital cash outlays during fiscal 2008, 42.0% of our capital cash outlay was spent on construction of new Company-owned restaurants and another 46.1% of our cash outlay was spent on maintenance costs associated with existing Company-owned locations. Due to having spent significant capital over the last three years to remodel and refresh existing locations as well as a number of the locations having only been opened within the last three years, we currently do not anticipate significant levels of cash outlays for maintenance capital expenditures during the remainder of fiscal 2009.
If our Company-owned restaurants do not generate the cash flow levels that we expect, if new franchised restaurants do not open according to our expectations, if we do not generate the franchise fees and royalties that we currently expect, if we incur significant unanticipated cash requirements beyond our normal liquidity needs, or if we experience other unforeseen circumstances then, in order to fund our cash requirements, we may have to effect further labor reductions in general and administrative support functions, seek to sell certain Company-owned locations to franchisees and/or other third parties or seek other sources of debt or equity financing.
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
We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of June 29, 2009:

	Payments Due by Period
	(in thousands)
			Due	Due	Due
	Total	Due	Fiscal 2010	Fiscal 2012	After
Description	Obligations	Fiscal 2009	to Fiscal 2011	to Fiscal 2013	Fiscal 2013

Long-term debt (1)	$75	$25	$50	$—	$—
Operating leases (2)	73,187	7,470	28,623	19,984	17,110
Other long-term liabilities (3)	1,285	257	945	83

Total contractual cash obligations	$74,547	$7,752	$29,618	$20,067	$17,110

(1)	Amounts shown include aggregate scheduled interest payments of $0.01 million. The pricipal amount of the debt, net of interest obligations, is included in the other long-term liabilities, in the attached consolidated balance sheets. This obligation is related to a trademark infringement settlement.

(2)	Amounts shown are net of an aggregate $0.1 million of sub-lease rental income due under non-cancelable subleases and include aggregate accrued contractual lease increases of approximately $4.4 million, which are included in other long-term liabilities in the attached consolidated balance sheets.

(3)	These obligations are related to contractual obligations for lease termination agreements and for an obligation related to a legal settlement. These obligations are non-interest bearing and are included in other long-term liabilities in the attached consolidated balance sheets.
We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance and common area and other operating costs. Some restaurant leases provide for contingent rental payments which are not included in the above table.
PURCHASE COMMITMENTS
Currently, we do not have any long-term contracts with suppliers other than the agreements noted above. However, we do have an agreement with Distribution Market Advantage, Inc. (“DMA”) that provides us access to a national network of independent distributors. Under this agreement which expires in November 2010, the independent distributors will supply us with approximately 77% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers.
We have a long-term beverage marketing agreement with the Coca-Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received as of June 29, 2009.
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
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if our future changes make it clear that any projected results expressed or implied therein will not be realized. Listed below are just some of the factors that would impact our forward-looking statements:
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
On February 23, 2009, the Company commenced an action in the United States District Court for the Southern District of New York to recover, under Section 16(b) of the Securities and Exchange Act of 1934, as amended, short-swing profits realized by a stockholder of the Company in connection with certain purchase and sales of the Company’s common stock by the stockholder. On July 7, 2009, the parties entered into an agreement to settle the claims, which agreement is subject to court approval. Under the terms of the agreement, the Company expects to receive a payment of $400,000 in full settlement of its claims. The agreement is subject to court approval and there can be no assurance that such approval will be obtained.
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
Our business may be impacted by the outbreak of health pandemics, such as the H1N1 influenza A virus, commonly referred to as the “swine flu.” To the extent that business operations at our Company-owned restaurants, our franchisee restaurants or our suppliers are restricted, we would expect our revenues and financial results to be adversely affected. To the extent that our guests are uncomfortable visiting and eating in public places, due to a perceived risk of exposure to the virus, we could experience a reduction in guest traffic which in turn could negatively impact our financial results.
Our liquidity and cash resources are limited. The incurrence of significant unexpected cash requirements could cause us to experience an inability to obtain needed liquidity which could have a material adverse effect on our financial condition and results of operations.
Our principal requirements for cash in 2009 will be for working capital needs and routine maintenance of our existing restaurants. We believe our current cash and cash equivalents and expected cash flows from existing Company-owned restaurants and franchise fees and royalties will be sufficient to fund our cash requirements for the remainder of this fiscal year. However, we currently do not have a credit facility or available line of credit and if we incur unexpected cash requirements or if our Company-owned restaurants do not generate the cash levels we expect or we do not generate the franchise fees and royalties that we expect or we experience other unforeseen circumstances, in order to fund our cash requirements, we may have to effect further labor reductions in general and administrative support functions, seek to sell Company-owned locations to franchisees and/or other third parties or seek other sources of debt or equity financing. There can be no assurance that we will be able to obtain such debt or equity financing or sell Company-owned locations to franchisees or other third parties or that we will be able to do so in a timely manner to meet our requirements. If the prevailing instability in the credit and financial markets continues, it may be more difficult for us to obtain additional financing and for franchisees to obtain financing necessary to open restaurants or to acquire Company-owned locations. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we need to raise additional capital through one or more equity financings, such financings could result in dilution to our stockholders, and the securities issued in future financings may have rights, preferences and privileges that are senior to those of our common stock. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult to for us to raise the necessary capital. Because of the low market price of our common stock, if we raise funds through an equity offering, we would need to issue a large amount of common stock to raise a significant amount of cash, which would be dilutive, would decrease the ownership of current outstanding stockholders and may result in a decrease in the market price of our common stock.
Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
We held our Annual Meeting for Stockholders on May 27, 2009 at which the stockholders elected two directors nominated for a three-year term expiring at the 2012 Annual Meeting of Stockholders. The results of the voting were as follows:

NOMINEE	FOR	WITHHELD
Michael O’Donnell	23,603,713	7,505,063
Karl Okamoto	23,595,551	7,513,225
The other directors whose terms of office continued after the Annual Meeting are Mark Demilio, Creed L. Ford, III and James Hyatt (each in the class of 2010) and Robert Merritt (in the class of 2011).

Shareholders also voted to ratify the selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 28, 2009. The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
30,683,431	108,505	316,839	0
Item 6: EXHIBITS
(a)	Exhibits:

Exhibit Number	Description

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.
Date: August 10, 2009	By:	/s/ JAMES HYATT
James Hyatt
President, Chief Executive Officer, and Director

Date: August 10, 2009	By:	/s/ WILLIAM KOZIEL
William Koziel
Chief Financial Officer (chief accounting officer) Treasurer and Secretary

EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.