Form 10-Q
period 2009-09-28
COSI INC
filed 2009-11-09
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock, $.01 par value, outstanding at November 04, 2009: 40,866,474.

COSI, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cosi, Inc.
Consolidated Balance Sheets
As of September 28, 2009 and December 29, 2008
(dollars in thousands, except share and per share data)

	September 28,	December 29,
	2009	2008
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,589	$5,589
Accounts receivable, net	708	916
Inventories	955	998
Prepaid expenses and other current assets	859	3,650

Total current assets	7,111	11,153
Furniture and fixtures, equipment and leasehold improvements, net	24,681	29,779
Intangibles, security deposits and other assets, net	1,687	1,849

Total assets	$33,479	$42,781

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,253	$3,378
Accrued expenses	8,387	9,835
Deferred franchise revenue	18	149
Current liabilities of discontinued operations	—	4
Current portion of other long-term liabilities	468	668

Total current liabilities	11,126	14,034

Deferred franchise revenue	2,606	2,545
Other long-term liabilities, net of current portion	6,540	7,176

Total liabilities	20,272	23,755

Commitments and contingencies

Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 40,866,474 and 40,663,164 shares issued, respectively	409	407
Additional paid-in capital	277,429	276,593
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(263,433)	(256,776)

Total stockholders’ equity	13,207	19,026

Total liabilities and stockholders’ equity	$33,479	$42,781

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Operations
For the Three and Nine Month Periods Ended September 28, 2009 and September 29, 2008
(dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$29,528	$33,975	$88,667	$102,641
Franchise fees and royalties	505	955	1,668	2,203

Total revenues	30,033	34,930	90,335	104,844

Costs and expenses:
Cost of food and beverage	6,858	7,611	20,011	23,408
Restaurant labor and related benefits	11,086	11,540	32,592	34,557
Occupancy and other restaurant operating expenses	9,312	10,485	27,324	30,169

	27,256	29,636	79,927	88,134
General and administrative expenses	3,484	5,429	11,186	16,537
Depreciation and amortization	1,701	2,152	5,444	6,319
Restaurant pre-opening expenses	13	—	13	100
Provision for losses on asset impairments and disposals	—	800	238	1,067
Closed store costs	—	6	45	53
Lease termination expense	—	55	207	298

Total costs and expenses	32,454	38,078	97,060	112,508

Operating loss	(2,421)	(3,148)	(6,725)	(7,664)

Interest income	—	18	2	90
Interest expense	(1)	(2)	(4)	(5)
Other income	60	37	70	39

Loss from continuing operations	(2,362)	(3,095)	(6,657)	(7,540)
Discontinued operations:
Loss from discontinued operations	—	—	—	(312)

Net loss	$(2,362)	$(3,095)	$(6,657)	$(7,852)

Per Share Data:
Loss per share, basic and diluted
Continuing operations	$(0.06)	$(0.08)	$(0.16)	$(0.19)
Discontinued operations	$—	$—	$—	$(0.01)

Net loss	$(0.06)	$(0.08)	$(0.16)	$(0.20)

Weighted average shares outstanding:	40,521,231	40,103,956	40,387,960	40,021,556

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 28, 2009
(unaudited)
(dollars in thousands, except share data)

	Common Stock			Treasury Stock
			Additional
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, December 29, 2008	40,663,164	$407	$276,593	239,543	$(1,198)	$(256,776)	$19,026

Net issuances of restricted stock	203,310	2	(2)	—	—	—	—
Stock-based compensation	—	—	838	—	—	—	838
Net loss						(6,657)	(6,657)

Balance, September 28, 2009	40,866,474	$409	$277,429	239,543	$(1,198)	$(263,433)	$13,207

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 28, 2009 and September 29, 2008
(dollars in thousands)

	September 28,	September 29,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,657)	$(7,852)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	5,444	6,324
Non-cash portion of asset impairments and disposals	238	1,155
Non-cash portion of store closing costs	—	24
Provision for bad debts	78	2
Stock-based compensation expense	838	1,294
Changes in operating assets and liabilities:
Accounts receivable	130	(206)
Inventories	43	65
Prepaid expenses and other current assets	2,793	1,227
Other assets	162	64
Accounts payable and accrued expenses	(2,651)	1,227
Deferred franchise revenue	(70)	(613)
Other long-term liabilities	(795)	(545)

Net cash (used in) provided by operating activities	(447)	2,166

Cash flows from investing activities:
Capital expenditures	(553)	(2,389)
Proceeds from sale of assets	—	30
Net refunds of security deposits	—	10

Net cash used in investing activities	(553)	(2,349)

Cash flows from financing activities:
Net proceeds from exercise of stock options	—	53

Net cash provided by financing activities	—	53

Net decrease in cash and cash equivalents	(1,000)	(130)
Cash and cash equivalents, beginning of period	5,589	6,309

Cash and cash equivalents, end of period	$4,589	$6,179

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$168	$90

The accompanying notes are an integral part of these consolidated financial statements.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the financial statements reflect all adjustments that are necessary for a fair presentation of the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.
As used in this quarterly report on Form 10-Q, unless the context requires otherwise, the terms “we,” “our,” “Company” or “Cosi” refer to Cosi, Inc. and its consolidated subsidiaries.
The balance sheet at December 29, 2008 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three and nine month periods ended September 28, 2009 and September 29, 2008 are not indicative of the results for the full fiscal year.
This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2008, as filed with the Securities and Exchange Commission (“SEC”).
Note 2 — Summary of Significant Accounting Policies
Effective September 28, 2009, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC or the Codification”) 105-10 Generally Accepted Accounting Principles (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162”), which provides for the Codification to become the single official source of authoritative, nongovernmental U.S. GAAP. The Codification does not change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. The adoption of ASC 105-10-05 impacted all the Company’s financial statements disclosures, as all references to authoritative accounting literature will be in accordance with the Codification.
As of September 28, 2009, we adopted all provisions of ASC 820-10 Fair Value Measurements and Disclosures (formerly SFAS 157, “Fair Value Measures”, SFAS 157-2,“Effective Date of FASB Statement No. 157”, SFAS 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”, SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), which establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, provides guidance in determining the fair value of a financial asset when the market for that financial asset is inactive, and also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The application of this standard did not have a material impact on our consolidated financial statements.
Effective June 30, 2009, we adopted ASC 855-10 Subsequent Events (formerly SFAS 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. We have evaluated for subsequent events through the issuance date of the Company’s financial statements. See Note 13.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Effective December 30, 2008, we adopted ASC 805-10 Business Combinations (formerly SFAS 141R, “Business Combinations”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We have adopted this standard and its impact can not be determined until an acquisition is consummated.
Effective December 30, 2008, we adopted ASC 810-10 Consolidation (formerly SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51”), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, ASC 810-10 requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of this standard did not have an impact on our consolidated financial statements.
Effective December 30, 2008, we adopted ASC 815-10 Derivatives and Hedging (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses. It also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this standard did not have an impact on our consolidated financial statements.
There have been no other material changes to our significant accounting policies and estimates from the information provided in Note 1 of our consolidated financial statements included in our Form 10-K for the fiscal year ended December 29, 2008.
Note 3 — Stock-Based Compensation Expense
A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended		For the Nine Months Ended
	(in thousands)		(in thousands)
	September 28,	September 29,	September 28,	September 29,
	2009	2008	2009	2008
Stock option compensation expense	$10	$33	$38	$135
Restricted stock compensation expense, net of forfeitures	244	267	800	1,159

Total non-cash, stock-based compensation expense, net of forfeitures	$254	$300	$838	$1,294

As of September 28, 2009, there was approximately $0.01 million of total unrecognized compensation expense related to stock options granted under the Company’s various incentive plans which will be recognized over the remaining vesting period of the options through fiscal 2010. In addition, as of September 28, 2009, there was approximately $0.7 million of total unrecognized compensation expense related to restricted stock shares and units granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”). The expense related to these grants is being recognized on a straight-line basis from the date of each grant through fiscal 2013.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
During the three month periods ended September 28, 2009 and September 29, 2008, there were no issuances of restricted stock grants. During the first nine months of fiscal 2009 and fiscal 2008, pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 10,000 and 50,000 shares, respectively, of our authorized but unissued common stock to key employees. The vesting of these shares will occur as follows: (i) 20% of the shares vested on the grant date, and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares for the grants made during the first nine months of fiscal 2009 and 2008, based on the closing price of our common stock on the date of the grants, was approximately $0.01 million and $0.1 million, respectively.
Stock-based compensation expense, net of forfeitures, relating to restricted stock grants of approximately $0.2 million and $0.3 million, is included in the accompanying consolidated statement of operations for the quarters ended September 28, 2009 and September 29, 2008, respectively. For the nine month periods ended September 28, 2009 and September 29, 2008, stock-based compensation expense, net of forfeitures, relating to restricted stock grants is $0.8 million and $1.3 million, respectively.
During the third quarter of fiscal 2009, there were no forfeitures of restricted stock. During the third quarter of fiscal 2008, 139,500 shares of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.8 million. During the nine month periods ended September 28, 2009 and September 29, 2008, 2,000 and 152,150 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.02 million and $0.9 million, respectively. The accompanying consolidated statement of operations for the nine month periods ended September 28, 2009 and September 29, 2008 reflect the reversal of approximately $0.01 million and $0.2 million, respectively, of previously amortized costs related to these forfeited shares.
In addition, during the first nine months of fiscal 2009 and 2008, we issued 195,310 and 46,820 shares, respectively, of restricted common stock to members of the Board of Directors pursuant to the 2005 Plan and the Cosi Non-Employee Director Stock Incentive Plan. These shares had an aggregate value of approximately $0.1 million and vested upon issuance.
NOTE 4 — Warrants
There were no warrants outstanding as of September 28, 2009. During the three and nine month periods ended September 29, 2008, we sold 129 shares of our common stock for nominal consideration pursuant to the exercise of warrants, all of which were settled under the net exercise method. Warrants, issued in conjunction with previous equity and debt securities, to purchase 29,189 shares of our common stock were outstanding as of September 29, 2008. These warrants had an exercise price of $0.01 per share and all expired at varying dates through October 2008.
NOTE 5 — Earnings Per Share
Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. As of September 28, 2009, there were 105,700 unvested restricted shares of common stock outstanding and there were no stock options that were in-the-money. As of September 29, 2008, there were outstanding in-the-money stock options and warrants to purchase an aggregate of 29,786 shares of common stock, plus 543,550 unvested restricted shares. These stock options, warrants and unvested restricted shares outstanding were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive.
Out-of-the-money stock options to purchase an aggregate of 690,149 shares were outstanding at September 28, 2009. Out-of-the-money stock options and warrants to purchase an aggregate 1,399,960 shares of common stock were outstanding at September 29, 2008.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
NOTE 6— Asset impairments
We did not record any impairment charges during the third quarter of fiscal 2009. During the nine month period ended September 28, 2009, we recorded impairment charges of approximately $0.2 million related to one underperforming location in the Chicago area. During the three month period ended September 29, 2008, we recorded impairment charges of $0.8 million related to two underperforming locations. During the nine month period ended September 29, 2008, we recorded impairment charges of approximately $1.1 million related to three underperforming locations in the Philadelphia area. In addition, during the nine month period ended September 29, 2008, we also recorded impairment charges of approximately $0.09 million related to three locations in the Seattle market which are reported in discontinued operations.
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
NOTE 7 — Lease Termination Costs
During the third quarter of fiscal 2009, we did not incur any lease termination charges. During the third quarter of fiscal 2008, we recorded a termination charge of $0.1 million related to one underperforming location that we closed during the third quarter of fiscal 2008. During the first nine months of fiscal 2009, we recorded a lease termination charge of approximately $0.2 million related to an underperforming location in the Midwest region where we reached a lease termination agreement with the landlord. During the first nine months of fiscal 2008, we recorded lease termination charges of approximately $0.3 million related to one underperforming location that we closed during the third quarter of fiscal 2008 and a location where we made a decision, subsequent to entering into a lease, not to build a restaurant and reached an agreement with the landlord to terminate the lease.
Future store closings, if any, may result in additional lease termination charges. The incurrence of additional lease termination costs will be dependent on our ability to improve operations in those restaurants. If unsuccessful, lease termination costs will be determined through negotiating acceptable terms with our landlords to terminate the leases for those restaurants or on our ability to locate sub-tenants or assignees for the leases at those locations.
NOTE 8 — Discontinued Operations
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
There were no liabilities associated with discontinued operations as of September 28, 2009. The only liabilities as of December 29, 2008 associated with discontinued operations were approximately $0.004 million of other current liabilities.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
The following table shows the results of discontinued operations.

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Revenues
Restaurant net sales	$—	$—	$—	$373

Costs and expenses
Cost of food and beverage	—	—	—	107
Restaurant labor and related benefits	—	—	—	188
Occupancy and other restaurant operating expenses	—	—	—	181

	—	—	—	476
Depreciation and amortization	—	—	—	5
Closed store costs	—	—	—	116
Asset impairments	—	—	—	88

Total costs and expenses	—	—	—	685

Loss from discontinued operations	$—	$—	$—	$(312)

During the first nine months of fiscal 2008, we recorded a charge of approximately $0.09 million related to the impairment of assets at three Seattle locations.
NOTE 9 — Contingencies
From time to time we are a defendant in litigation arising in the ordinary course of our business including, but not limited to, claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations or other federal and state laws applicable to our business operations, employment-related claims, property damages, claims from guests alleging illness, injury or other food quality, health or operational concerns, and enforcement of intellectual property rights.
NOTE 10 — Income Taxes
We have recorded a full valuation allowance to reduce our deferred tax assets related primarily to net operating loss carryforwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carryforwards based on the Company’s operating results. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets.
As of December 29, 2008, we had net operating loss (“NOL”) carryforwards of approximately $175,966,219 for U.S. federal income tax purposes. Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income, possibly reducing the amount of cash available to the corporation to satisfy its obligations. An ownership change generally should occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding 3 year period. The purchase of shares of our common stock pursuant to the rights offering may trigger an ownership change with respect to our stock.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
We have adopted ASC 740-10, Income Taxes, which prescribes a comprehensive financial statement model of how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. The standard requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial recognition amounts would have been reported as a cumulative effect of a change in accounting principle.
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
NOTE 11 — Litigation
On February 23, 2009, the Company commenced an action in the United States District Court for the Southern District of New York to recover, under Section 16(b) of the Securities Exchange Act of 1934, as amended, short-swing profits realized by a stockholder of the Company in connection with certain purchases and sales of the Company’s common stock by the stockholder. On July 7, 2009, the parties entered into an agreement to settle the claims, which agreement was subject to court approval. On August 13, 2009, the court declined to approve the settlement. Although the parties continue settlement discussions, discovery in the action has commenced, and is scheduled to be completed in December 2009.
NOTE 12 — New Accounting Pronouncements
In August 2009, the FASB issued ASC Update No. 2009-05 (“Update 2005-5”) to provide guidance on measuring the fair value of liabilities under ASC 820 Fair Value Measurements and Disclosures (formerly SFAS 157, “Fair Value Measures”). We will adopt Update 2005-5 in the fourth quarter of fiscal 2009. We do not anticipate that its adoption will have a significant impact on our consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
Note 13— Subsequent Events
On September 30, 2009, we filed a registration statement on Form S-3 with the Securities and Exchange Commission for a rights offering to our existing stockholders. We plan to make the rights offering through the distribution of non-transferable subscription rights to purchase shares of our common stock, par value $0.01 per share, at a subscription price to be determined and subject to an aggregate ownership limitation equal to 19.9% of our common stock. Assuming the rights offering is fully subscribed, we expect to receive gross proceeds of approximately $5 million. We are planning to commence a rights offering in order to raise equity capital in a cost-effective manner that provides all of our stockholders the opportunity to participate.
The proposed rights offering will also include an over-subscription privilege, which will entitle each rights holder that exercises all of its basic subscription privilege in full the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
In conjunction with the rights offering, all of our executive officers and outside directors have agreed to purchase shares that are subject to their basic subscription privilege, at the same subscription price offered to shareholders, for an aggregate commitment of $141,501 (which, except for one outside director, constitutes the full extent of the basic subscription privileges of the executive officers and directors). In addition, all of our executive officers and one of our outside directors have agreed to purchase, at the same subscription price offered to shareholders, shares that would otherwise be available for purchase by them pursuant to the exercise of their over-subscription privileges in an aggregate amount of up to $337,211. The total amount of commitments by the directors and executive officers is $478,712.
A registration statement relating to these securities has been filed with the SEC but has not yet become effective. The securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The rights will be issued to all shareholders as of a record date which has yet to be determined. The subscription price also has yet to be determined. We will provide notice of the record date and subscription price in the future at such time as they are determined.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended September 28, 2009 and September 29, 2008 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2008 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.
OVERVIEW
System-wide restaurants:

	For the Three Months Ended
	September 28, 2009			September 29, 2008
	Company-			Company-
	Owned	Franchise	Total	Owned	Franchise	Total
Restaurants at beginning of period	98	44	142	102	43	145
New restaurants opened	1	1	2	—	—	—
Restaurants permanently closed	—	—	—	1	—	1

Restaurants at end of period	99	45	144	101	43	144

	For the Nine Months Ended
	September 28, 2009			September 29, 2008
	Company-			Company-
	Owned	Franchise	Total	Owned	Franchise	Total
Restaurants at beginning of period	101	50	151	107 (a)	34	141
New restaurants opened	2	4	6	1	10	11
Restaurants permanently closed	4	9	13	7	1	8

Restaurants at end of period	99	45	144	101	43	144

(a)	Includes three locations that are classified as discontinued operations.
There are currently 99 Company-owned and 46 franchised premium convenience restaurants, including one new franchised restaurant that opened subsequent to the third quarter in the Dulles International Airport in the same location as a franchised restaurant that had closed during the second quarter of fiscal 2009, operating in 18 states, the District of Columbia, and the United Arab Emirates (“UAE”). During the third quarter of fiscal 2009, we opened one new Company-owned restaurant in the Kohl Children’s Museum located in Illinois and one new franchised Cosi restaurant opened in the Reagan National Airport in the same location as a franchised restaurant that had closed during the second quarter of fiscal 2009. During the first nine months of fiscal 2009, four new franchised restaurants opened which included one location in the UAE, one location in Boston, one location in the District of Columbia, and location at Reagan National Airport. During the first nine months of fiscal 2009, we also opened one new Company-owned restaurant in the Kohl Children’s Museum located in Illinois and we purchased one franchised restaurant in Minnesota and are now operating it as a Company-owned location. In addition, during the first nine months of fiscal 2009, we closed four underperforming Company-owned and nine franchised restaurants, which included three locations in the Chicago area, two in Pennsylvania, two in New Jersey, two in the District of Columbia market, one in Florida, two in the UAE, and one that was purchased from a franchisee and is now operated as a Company-owned location.

Our restaurants offer innovative, savory, made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers.
Our menu features high-quality sandwiches, freshly tossed salads, Cosi bagels, Flatbread pizzas, S’mores and other desserts. We feature our authentic hearth-baked crackly crust signature Cosi bread in two varieties, our original Rustic and our Etruscan Whole Grain. Our beverage menu features a variety of house coffees and other specialty coffee drinks, soft drinks, bottled beverages including premium still and sparkling water and teas. We also offer beer and wine at most of our locations and an additional limited selection of alcoholic beverages at some of our locations. Our restaurants offer lunch and afternoon coffee in a counter service format, with most offering breakfast and/or dinner and dessert menus as well. We operate our Company-owned restaurants in two formats: Cosi and Cosi Downtown. Cosi Downtown restaurants, which are located in nonresidential central business districts, close for the day in the early evening, while Cosi restaurants offer dinner and dessert in a fast casual dining atmosphere. All our restaurants offer our catering services which include breakfast baskets, lunch buffets, dessert and fruit platters, and many of our core menu offerings.
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
Recent Developments
On September 30, 2009, we filed a registration statement on Form S-3 with the Securities and Exchange Commission for a rights offering to our existing stockholders. We plan to make the rights offering through the distribution of non-transferable subscription rights to purchase shares of our common stock, par value $0.01 per share, at a subscription price to be determined and subject to an aggregate ownership limitation equal to 19.9% of our common stock. Assuming the rights offering is fully subscribed, we expect to receive gross proceeds of approximately $5 million. We are planning to commence a rights offering in order to raise equity capital in a cost-effective manner that provides all of our stockholders the opportunity to participate.
The proposed rights offering will also include an over-subscription privilege, which will entitle each rights holder that exercises all of its basic subscription privilege in full the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right.
In conjunction with the rights offering, all of our executive officers and outside directors have agreed to purchase shares that are subject to their basic subscription privilege, at the same subscription price offered to shareholders, for an aggregate commitment of $141,501 (which, except for one outside director, constitutes the full extent of the basic subscription privileges of the executive officers and directors). In addition, all of our executive officers and one of our outside directors have agreed to purchase, at the same subscription price offered to shareholders, shares that would otherwise be available for purchase by them pursuant to the exercise of their over-subscription privileges in an aggregate amount of up to $337,211. The total amount of commitments by the directors and executive officers is $478,712.

A registration statement relating to these securities has been filed with the SEC but has not yet become effective. The securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The rights will be issued to all shareholders as of a record date which has yet to be determined. The subscription price also has yet to be determined. We will provide notice of the record date and subscription price in the future at such time as they are determined.
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
Long Lived Assets: ASC 360-10-35 Property, Plant, & Equipment requires management judgments regarding the future operating and disposition plans for marginally-performing assets, and estimates of expected realizable values for assets to be sold. The application of this standard has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level periodically and record an impairment loss whenever we determine impairment factors are present. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. Restaurants are not considered for impairment during the period before they enter the comparable restaurant base, unless specific circumstances warrant otherwise.
Lease Termination Charges: ASC 820-30 Exit or Disposal Cost Obligations requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the end of a commitment to an exit or disposal plan. For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord.
Accounting for Lease Obligations: In accordance with ASC 840-25 Leases, we recognize rent expense on a straight-line basis over the lease term commencing on the date we take possession. We include any rent escalations, rent abatements during the construction period and any other rent holidays in our straight-line rent expense calculation.
Landlord Allowances: In accordance with ASC 840-25 Leases, we record landlord allowances as deferred rent in other long-term liabilities on the consolidated balance sheets and amortize them on a straight-line basis over the term of the related leases.
Income Taxes: We have recorded a full valuation allowance to reduce our deferred tax assets related primarily to net operating loss carryforwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carryforwards based on the Company’s operating results. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets.
We have adopted the provisions of ASC 740-10 Income Taxes. No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to tax positions due to the Company having either a tax loss or net operating loss carry-forwards to offset any taxable income in all subject years. As a result, no liability for uncertain tax positions has been recorded.
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
COMPARABLE RESTAURANT SALES
In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base any restaurant that is temporarily shut down for remodeling for a complete period in the period that it is shut down. At September 28, 2009 and at September 29, 2008, there were 97 and 98 restaurants in our comparable restaurant base, respectively.
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
RESULTS OF OPERATIONS
Our operating results for the three and nine month periods ended September 28, 2009 and September 29, 2008, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2009	2008	2009	2008
Revenues:
Restaurant net sales	98.3%	97.3%	98.2%	97.9%
Franchise fees and royalties	1.7	2.7	1.8	2.1

Total revenues	100.0	100.0	100.0	100.0

Cost and expenses:
Cost of food and beverage (1)	23.2	22.4	22.6	22.8
Restaurant labor and related benefits (1)	37.5	34.0	36.8	33.7
Occupancy and other restaurant operating expenses (1)	31.5	30.8	30.8	29.4

	92.2	87.2	90.2	85.9
General and administrative expenses	11.6	15.5	12.4	15.8
Depreciation and amortization	5.7	6.2	6.0	6.0
Restaurant pre-opening expenses	—	—	—	0.1
Provision for losses on asset impairments and disposals	—	2.3	0.3	1.0
Closed store costs	—	—	—	0.1
Lease termination expense	—	0.2	0.2	0.3

Total costs and expenses	108.1	109.0	107.4	107.3

Operating loss	(8.1)	(9.0)	(7.4)	(7.3)
Interest income	—	0.0	—	0.1
Interest expense	—	—	—	—
Other income	0.2	0.1	—	—

Loss from continuing operations	(7.9)	(8.9)	(7.4)	(7.2)
Discontinued operations:
Loss from discontinued operations	—	—	—	(0.3)

Net loss	(7.9)	(8.9)	(7.4)	(7.5)

(1)	These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues.

Restaurant Net Sales

	Restaurant net sales
		as a % of total
	(in thousands)	revenues

Quarter ended September 28, 2009	$29,528	98.3%
Quarter ended September 29, 2008	$33,975	97.3%

		as a % of total
	(in thousands)	revenues

Nine months ended September 28, 2009	$88,667	98.2%
Nine months ended September 29, 2008	$102,641	97.9%
Restaurant net sales. Restaurant net sales decreased 13.1%, or approximately $4.4 million, during the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. This was due primarily to the decrease of 11.9%, or approximately $3.9 million, in net sales in our comparable restaurant base and $0.8 million of net sales related to Company-owned restaurants closed during and subsequent to the third quarter of fiscal 2008, partially offset by $0.3 million of net sales at new restaurants not yet in their sixteenth month of operation as of September 28, 2009. For comparable restaurants, during the third quarter of fiscal 2009, our average guest check decreased 2.4% and our transaction count decreased 9.5% compared to the third quarter of fiscal 2008.
During the first nine months of fiscal 2009, restaurant net sales decreased 13.6%, or approximately $14.0 million, as compared to the first nine months of fiscal 2008. This was due primarily to the decrease of 12.0%, or approximately $11.9 million, in net sales in our comparable restaurant base and $3.0 million of net sales related to Company-owned restaurants closed during and subsequent to the third quarter of fiscal 2008, partially offset by $0.9 million of net sales at new restaurants not yet in their sixteenth month of operation as of September 28, 2009. For comparable restaurants, during the first nine months of fiscal 2009, our average guest check decreased 2.4% and our transaction count decreased 9.6% compared to the first nine months of fiscal 2008.
Franchise Fees and Royalties

	Franchise fees and royalties
		as a % of total
	(in thousands)	revenues

Quarter ended September 28, 2009	$505	1.7%
Quarter ended September 29, 2008	$955	2.7%

		as a % of total
	(in thousands)	revenues

Nine months ended September 28, 2009	$1,668	1.8%
Nine months ended September 29, 2008	$2,203	2.1%
Franchise fees and royalties. Franchise fees and royalties decreased by 47.1%, or approximately $0.5 million, to approximately $0.5 million in the third quarter of fiscal 2009, as compared to the third quarter of fiscal 2008, due primarily to a $0.5 million decrease in franchise fees resulting from the termination of one area development agreement in the third quarter of fiscal 2008 partially offset by a slight increase in royalties during the third quarter of fiscal 2009.
During the first nine months of fiscal 2009, franchise fees and royalties decreased by 24.3%, or approximately $0.5 million, as compared to the first nine months of fiscal 2008, due primarily to a $0.6 million decrease in franchise fees resulting from the termination of one area development agreement in the second quarter of fiscal 2008, fewer store openings in fiscal 2009, and a 3.8% decrease in royalties during the first nine months of fiscal 2009.

Costs and Expenses

	Cost of food and beverage
		as a % of restaurant
	(in thousands)	net sales

Quarter ended September 28, 2009	$6,858	23.2%
Quarter ended September 29, 2008	$7,611	22.4%

		as a % of total
	(in thousands)	revenues

Nine months ended September 28, 2009	$20,011	22.6%
Nine months ended September 29, 2008	$23,408	22.8%
Cost of food and beverage. The increase in food and beverage costs as a percentage of net sales during the third quarter of fiscal 2009, as compared to the third quarter of fiscal 2008, is due primarily to the impact of higher costs associated with our limited time lobster promotional menu offering during the fiscal 2009 third quarter as well as the addition of a new steak product to our menu offerings, partially offset by lower year-over-year costs for certain commodities, primarily wheat and dairy products.
The decrease in food and beverage costs as a percentage of net sales during the first nine months of fiscal 2009, as compared to the first nine months of fiscal 2008, is due primarily to lower year-over-year costs for certain commodities, primarily wheat and dairy products, and the favorable impact of negotiations that resulted in lower pricing for certain protein items partially offset by higher costs associated with our limited time lobster promotional menu offering as well as the addition of a new steak product to our menu during the third quarter of fiscal 2009 as compared to the same period last year.

	Restaurant labor and related benefits
		as a % of restaurant
	(in thousands)	net sales

Quarter ended September 28, 2009	$11,086	37.5%
Quarter ended September 29, 2008	$11,540	34.0%

		as a % of total
	(in thousands)	revenues

Nine months ended September 28, 2009	$32,592	36.8%
Nine months ended September 29, 2008	$34,557	33.7%
Restaurant labor and related benefits. The increase in restaurant labor and related benefits as a percentage of restaurant net sales during the third quarter and first nine months of fiscal 2009, as compared to the third quarter and first nine months of fiscal 2008, is due to the impact of the decrease in sales in our comparable restaurant base on our fixed manager salaries and hourly labor.

	Occupancy and other restaurant
	operating expenses
		as a % of restaurant
	(in thousands)	net sales

Quarter ended September 28, 2009	$9,312	31.5%
Quarter ended September 29, 2008	$10,485	30.8%

		as a % of total
	(in thousands)	revenues

Nine months ended September 28, 2009	$27,324	30.8%
Nine months ended September 29, 2008	$30,169	29.4%
Occupancy and other restaurant operating expenses. The increase in occupancy and other restaurant operating expenses as a percentage of restaurant net sales, during the third quarter and first nine months of fiscal 2009 as compared to the third quarter and first nine months of fiscal 2008, is due primarily to the deleveraging of occupancy costs against decreased sales at our comparable restaurant base and slightly higher marketing and promotional costs as a percent to sales, partially offset by a decrease in costs for repairs and maintenance.

	General and administrative expenses
		as a % of total
	(in thousands)	revenues

Quarter ended September 28, 2009	$3,484	11.6%
Quarter ended September 29, 2008	$5,429	15.5%

		as a % of total
	(in thousands)	revenues

Nine months ended September 28, 2009	$11,186	12.4%
Nine months ended September 29, 2008	$16,537	15.8%
General and administrative expenses. The decrease in general and administrative costs during the third quarter of fiscal 2009, as compared to the same period in fiscal 2008, is due primarily to lower legal costs resulting from a litigation legal reserve recorded in the third quarter of fiscal 2008, savings in labor and related benefits resulting from administrative workforce reductions, lower audit costs and lower third-party professional fees.
The decrease in general and administrative costs during the first nine months of fiscal 2009, as compared to the first nine months of fiscal 2008, is due primarily to savings in labor and related benefits resulting from administrative workforce reductions, lower legal costs resulting from a litigation legal reserve recorded in the third quarter of fiscal 2008 and lower costs related to the support and maintenance of our system infrastructure, partially offset by costs associated with the process of reviewing strategic alternatives.

	Depreciation and amortization
		as a % of total
	(in thousands)	revenues

Quarter ended September 28, 2009	$1,701	5.7%
Quarter ended September 29, 2008	$2,152	6.2%

		as a % of total
	(in thousands)	revenues

Nine months ended September 28, 2009	$5,444	6.0%
Nine months ended September 29, 2008	$6,319	6.0%

Depreciation and amortization. The lower depreciation and amortization costs during the third quarter and first nine months of fiscal 2009, as compared to the third quarter and first nine months of fiscal 2008, is due primarily to the impact of impairments recorded subsequent to the third quarter of fiscal 2008 and the continued depreciation and amortization of our comparable restaurant base.

	Restaurant pre-opening expenses
		as a % of total
	(in thousands)	revenues

Quarter ended September 28, 2009	$13	0.0%
Quarter ended September 29, 2008	$—	0.0%

		as a % of total
	(in thousands)	revenues

Nine months ended September 28, 2009	$13	0.0%
Nine months ended September 29, 2008	$100	0.1%
Restaurant pre-opening expenses. Restaurant pre-opening expenses during the third quarter and first nine months of fiscal 2009 are related to one new Company-owned restaurant that opened during the third quarter of fiscal 2009. Restaurant pre-opening expenses during the first nine months of fiscal 2008 were related to one new Company-owned restaurant that opened during the second quarter of fiscal 2008. We did not incur any pre-opening occupancy costs during fiscal 2009. During the first nine months of fiscal 2008, approximately 49.5% of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurant.

	Provision for losses on asset impairments
	and disposals
		as a % of total
	(in thousands)	revenues

Quarter ended September 28, 2009	$—	0.0%
Quarter ended September 29, 2008	$800	2.3%

		as a % of total
	(in thousands)	revenues

Nine months ended September 28, 2009	$238	0.3%
Nine months ended September 29, 2008	$1,067	1.0%
Provision for losses on asset impairments and disposals. There were no impairment charges during the third quarter of fiscal 2009. Impairment charges during the third quarter of fiscal 2008 related to two underperforming locations.
During the first nine months of fiscal 2009 we recorded an asset impairment charge of approximately $0.2 million related to one underperforming location in the Chicago area. Impairment charges booked during the first nine months of fiscal 2008 related to three underperforming locations.

	Closed store costs
		as a % of total
	(in thousands)	revenues

Quarter ended September 28, 2009	$—	0.0%
Quarter ended September 29, 2008	$6	0.0%

		as a % of total
	(in thousands)	revenues

Nine months ended September 28, 2009	$45	0.0%
Nine months ended September 29, 2008	$53	0.1%

Closed store costs. We did not incur any closed store costs during the third quarter of fiscal 2009. The closed store costs for the first nine months of fiscal 2009 relate to three underperforming locations where we negotiated early exit agreements with the landlords and closed those locations during the first quarter of fiscal 2009, and one underperforming location that closed at the expiration of the operating lease. The closed store costs for the third quarter of fiscal 2008 relate to one underperforming location that closed during the quarter. The closed store costs during the first nine months of fiscal 2008 relate to two under performing locations that closed during the first quarter of fiscal 2008 at the expiration of their leases and two additional underperforming locations that closed, one each, during the second and third quarters of fiscal 2008.
In addition, during the first nine months of fiscal 2008, we recorded approximately $0.1 million in closed store costs related to three Seattle locations which is reported in discontinued operations.

	Lease termination expense
		as a % of total
	(in thousands)	revenues
Quarter ended September 28, 2009	$—	0.0%
Quarter ended September 29, 2008	$55	0.2%

		as a % of total
	(in thousands)	revenues
Nine months ended September 28, 2009	$207	0.2%
Nine months ended September 29, 2008	$298	0.3%
Lease termination expense. We did not record any lease termination charges during the third quarter of fiscal 2009. The lease termination charges during the first nine months of fiscal 2009 relate to an underperforming location in the Midwest region where we reached an early exit agreement with the landlord. Lease termination charges recorded during the third quarter of fiscal 2008 relate to one underperforming location that closed during the quarter. The lease termination charges during the first nine months of fiscal 2008 relate to a location where we made a decision, subsequent to entering into a lease, not to build a restaurant and reached an agreement with the landlord to terminate the lease and to one underperforming location closed during the third quarter of fiscal 2008.

	Loss from continuing operations
		as a % of total
	(in thousands)	revenues
Quarter ended September 28, 2009	$(2,362)	(7.9%)
Quarter ended September 29, 2008	$(3,095)	(8.9%)

		as a % of total
	(in thousands)	revenues
Nine months ended September 28, 2009	$(6,657)	(7.4%)
Nine months ended September 29, 2008	$(7,540)	(7.2%)
Loss from continuing operations. The decrease in our loss from continuing operations during the third quarter and for the first nine months of fiscal 2009, as compared to the third quarter and first nine months of fiscal 2008, is due primarily to the decrease in general and administrative expenses and lower charges for asset impairments, partially offset by an erosion in restaurant operating margins resulting from a decrease in sales in our comparable restaurant base and lower franchise fees.
Discontinued operations. During the first quarter of fiscal 2008, we sold the assets of three underperforming Company-owned locations that operated in the Seattle market to a local restaurant development company. Under the terms of the agreement, Cosi transferred rights to the assets and leasehold improvements for minimal cash consideration and the new owner assumed the tenant obligations under the real estate operating leases and will operate those locations under a different brand. We ceased operating these restaurants as of the end of the first quarter of fiscal 2008.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were approximately $4.6 million on September 28, 2009, compared with $5.6 million on December 29, 2008. We had negative working capital of $4.0 million at September 28, 2009, compared with negative working capital of $2.9 million at December 29, 2008. The decrease in working capital was primarily a function of funding the operating loss for the period. Our principal requirements for cash in 2009 will be for working capital needs and routine maintenance of our existing restaurants.
Net cash used in operating activities during the nine month period ended September 28, 2009 was approximately $0.4 million, compared to $2.2 million of net cash provided by operating activities in the nine month period ended September 29, 2008. The increase in cash used in operating activities during fiscal 2009 was primarily the result of the payment of approximately $0.9 million for certain lease termination and legal settlement obligations.
Total cash used in investing activities was $0.6 million during the first nine months of fiscal 2009, compared to cash used in investing activities of $2.3 million during the first nine months of fiscal 2008. The year-over-year decrease was due primarily to lower capital expenditures in fiscal 2009 as compared to fiscal 2008. The capital expenditures for fiscal 2009 were primarily for the capital maintenance of our existing Company-owned restaurants. The capital expenditures for fiscal 2008 included the construction of one new Company-owned restaurant that opened during the second quarter of fiscal 2008.
There was no cash provided by financing activities during the first nine months of fiscal 2009. Cash provided by financing activities of approximately $0.05 million during the first nine months of fiscal 2008 was from proceeds associated with the exercise of stock options.
We currently do not expect to open any new Company-owned restaurants during the remainder of fiscal 2009. During fiscal 2008, we opened one Company-owned restaurant. We also do not expect to incur any significant remodeling capital costs during the remainder of fiscal 2009. However, we do expect to incur capital maintenance costs on existing Company-owned restaurants. As we currently have no credit facility or available line of credit, we expect to fund any required capital maintenance costs on existing Company-owned locations from cash and cash equivalents on hand, and expected cash flows generated from operations.
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
If our Company-owned restaurants do not generate the cash flow levels that we expect, if new franchised restaurants do not open according to our expectations, if we do not generate the franchise fees and royalties that we currently expect, if we incur significant unanticipated cash requirements beyond our normal liquidity needs, or if we experience other unforeseen circumstances then, in order to fund our cash requirements, we may have to effect further labor reductions in general and administrative support functions, seek to sell certain Company-owned locations to franchisees and/or other third parties or seek other sources of debt or equity financing or take other actions necessitated by the impact of such unanticipated circumstances.

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
We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of September 28, 2009:

	Payments Due by Period
	(in thousands)
			Due	Due	Due
	Total	Due	Fiscal 2010	Fiscal 2012	After
Description	Obligations	Fiscal 2009	to Fiscal 2011	to Fiscal 2013	Fiscal 2013

Long-term debt (1)	$75	$25	$50	$—	$—
Operating leases (2)	73,612	3,773	29,833	21,805	18,201
Other long-term liabilities (3)	1,111	83	945	83

Total contractual cash obligations	$74,798	$3,881	$30,828	$21,888	$18,201

(1)	Amounts shown include aggregate scheduled interest payments of $0.01 million. The pricipal amount of the debt, net of interest obligations, is included in the other long-term liabilities, in the attached consolidated balance sheets. This obligation is related to a trademark infringement settlement.

(2)	Amounts shown are net of an aggregate $0.1 million of sub-lease rental income due under non-cancelable subleases and include aggregate accrued contractual lease increases of approximately $4.5 million, which are included in other long-term liabilities in the attached consolidated balance sheets.

(3)	These obligations are related to contractual obligations for lease termination agreements and for an obligation related to a legal settlement. These obligations are non-interest bearing and are included in other long-term liabilities in the attached consolidated balance sheets.
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
We have a long-term beverage marketing agreement with the Coca-Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received as of September 28, 2009.
We purchase all contracted coffee products through a single supplier, Coffee Bean International, Inc. (“Coffee Bean International”), under an agreement that expires in June 2010. In the event of a business interruption, Coffee Bean International is required to utilize the services of a third-party roaster to fulfill its obligations. If the services of a third-

party roaster are used, Coffee Bean International will guarantee that the product fulfillment standards stated in our contract will remain in effect throughout such business interruption period. Either party may terminate the agreement by written notice in accordance with and subject to the terms of the agreement.
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2008. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if our future changes make it clear that any projected results expressed or implied therein will not be realized. Listed below are just some of the factors that would impact our forward-looking statements:
•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	labor shortages or increased labor costs;

•	changes in demographic trends and consumer tastes and preferences, including changes resulting from concerns over nutritional or safety aspects of beef, poultry, produce or other foods or the effects of food-borne illnesses such as “mad cow disease” and avian influenza or “bird flu;”

•	public health issues such as the H1N1 influenza A virus, commonly referred to as the “swine flu” that cause people to stay home from work or away from public places;

•	competition in our markets, both in our business and locating suitable restaurant sites;

•	our operation and execution in new and existing markets;

•	expansion into new markets, including foreign countries;

•	our ability to attract and retain qualified franchisees;

•	our ability to locate suitable restaurant sites in new and existing markets and negotiate acceptable lease terms;

•	the rate of our internal growth, and our ability to generate increased revenue from our existing restaurants;

•	our ability to generate positive cash flow from existing and new restaurants;

•	fluctuations in our quarterly results due to seasonality;

•	increased government regulation and our ability to secure required governmental approvals and permits;

•	our ability to create customer awareness of our restaurants in new markets;

•	the reliability of our customer and market studies;

•	cost effective and timely planning, design and build-out of new restaurants;

•	our ability to recruit, train and retain qualified corporate and restaurant personnel and management;

•	market saturation due to new restaurant openings;

•	inadequate protection of our intellectual property;

•	the availability and terms of financing and capital and the general volatility of the securities markets,

•	adverse weather conditions which impact customer traffic at our restaurants; and

•	adverse economic conditions that cause individuals or businesses to decrease their discretionary spending.
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
Item 4. Controls and Procedures
Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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

On February 23, 2009, the Company commenced an action in the United States District Court for the Southern District of New York to recover, under Section 16(b) of the Securities Exchange Act of 1934, as amended, short-swing profits realized by a stockholder of the Company in connection with certain purchases and sales of the Company’s common stock by the stockholder. On July 7, 2009, the parties entered into an agreement to settle the claims, which agreement was subject to court approval. On August 13, 2009, the court declined to approve the settlement. Although the parties continue settlement discussions, discovery in the action has commenced, and is scheduled to be completed in December 2009.
Item 1A: RISK FACTORS
During the nine months ended September 28, 2009, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2008 and our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2009 and June 29, 2009. For a discussion of our risk factors, see Item 1A of such Annual Report on Form 10-K and such Quarterly Reports on Form 10-Q.
Item 6: EXHIBITS
(a) Exhibits:

Exhibit Number	Description

Exhibit 10.1	Form of Purchase Agreement, dated as of September 28, 2009, for Jim Hyatt, Bill Koziel, Vicki Baue, Paul Bower, Becky Iliff, Maggie Martensen, Bob Merritt, Creed Ford, Mark Demilio and Mike O’Donnell (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Commission File No. 333-162233)).

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.
Date: November 09, 2009	By:	/s/ JAMES HYATT
James Hyatt
President, Chief Executive Officer, and Director

Date: November 09, 2009	By:	/s/ WILLIAM KOZIEL
William Koziel
Chief Financial Officer (chief accounting officer) Treasurer and Secretary

EXHIBIT INDEX

Exhibit 10.1	Form of Purchase Agreement, dated as of September 28, 2009, for Jim Hyatt, Bill Koziel, Vicki Baue, Paul Bower, Becky Iliff, Maggie Martensen, Bob Merritt, Creed Ford, Mark Demilio and Mike O’Donnell (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Commission File No. 333-162233)).

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.