Form 10-K
period 2009-12-28
COSI INC
filed 2010-03-29
CIK 1171014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2009
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
(Address and Zip Code of Principal Executive Offices)

(847) 597-8800
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files.)  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $24,151,684 as of June 30, 2009 based upon the closing price of the registrant’s common stock on the Nasdaq Global Market reported for June 30, 2009. Shares of voting stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

51,316,105 shares of the registrant’s common stock were outstanding on March 23, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information from the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders expected to be held on May 18, 2010. The definitive proxy statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days from the end of the Registrant’s fiscal year ended December 28, 2009.

PART I

Item 1.	BUSINESS

General

Cosi, Inc., a Delaware corporation incorporated on May 15, 1998, owns, operates and franchises premium convenience restaurants which sell high-quality hot and cold sandwiches, freshly-tossed salads, Cosi bagels, flatbread pizzas, S’mores and other desserts, and a variety of coffees along with other soft drink beverages, teas and alcoholic beverages, mostly beer and wine. Our restaurants are located in a wide range of markets and trade areas, including business districts and residential communities in both urban and suburban locations. We believe that we have created significant brand equity in our markets and that we have demonstrated the appeal of our concept to a wide variety of customers.

As of December 28, 2009, there were 145 Cosi® owned and franchised restaurants operating in 18 states, the District of Columbia, and the United Arab Emirates (UAE).

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

Business Strategy

Our goal is to become the preferred fast-casual dining concept nationally. We strive to serve delicious food that is always surprising, with unparalleled customer service, in a unique, welcoming and sophisticated ambiance. The Cosi restaurant concept, whose name was inspired by Mozart’s famous opera, Così Fan Tutte, originated in Paris as a Parisian café. We strive to create a romance between our famous, made-fresh bread, our barista-crafted coffees and specialty drinks, and our loyal guests.

We believe that our customers are primarily adults aged 18 to 40, upscale suburbanites and metro elites of all ages. Our market studies show that there are approximately 40 million heads of households in this demographic mix. Our strategy is to make Cosi the restaurant of choice for those who insist that...LIFE SHOULD BE DELICIOUS.

We plan to become the preferred national fast casual restaurant by:

Offering an innovative menu appealing to the sophisticated tastes of our target customer.  Our restaurants offer innovative savory, freshly made-to-order products featuring our authentic hearth-baked signature Cosi bread and distinctive high quality, fresh ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers.

Providing customers with an exceptional service and dining experience.  Our restaurants are designed to provide a memorable dining experience in a warm, welcoming environment offering free internet access through a managed Wi-Fi network.

We believe our partners are proud to be part of an organization that stands for quality, innovation and distinctive flair. We are passionate about serving excellent food in an atmosphere that is comfortable and inviting. We seek to train our partners to provide the highest level of friendly customer service. We believe that we provide an “affordable luxury” that our customers can enjoy everyday.

Expanding marketing initiatives to build brand awareness.  Our marketing strategy is to focus our marketing efforts on building brand awareness and increasing the frequency of visits. We do this through the development of a marketing calendar that focuses on five time periods (Winter, Spring, Summer, Fall, and Holiday), improved merchandising to better influence the purchasing behavior of our guests and reduced ordering complexity. Our marketing strategies include our CosiCard loyalty program, food focused out-of-restaurant advertising, print advertising, targeted direct-mail, and our recently deployed web-based social media marketing campaigns. We want our message to energize our guests by all that there is to taste, see, and do. We aim to attract guests who seek to enjoy life’s full flavor.

Increasing comparable restaurant sales and average unit volumes.  We seek to increase comparable restaurant sales and average unit volumes by increasing top-of-mind awareness of the Cosi brand through the introduction of new menu items, expansion of our catering sales opportunities, increasing sales across all dayparts and the promotion of seasonal product offerings.

Operating our restaurants efficiently.  We have developed operating disciplines that are designed to optimize the cost structure of our restaurants and to be applied consistently across all our restaurants, Company-owned and franchise, and we continually seek to refine and improve upon those disciplines both domestically and internationally.

Growth Strategy

We plan to grow in both existing and new markets through the following:

Build a system of franchised restaurants and develop Company-owned restaurants.  We expect that Company-owned restaurants (restaurants that we own as opposed to franchised restaurants) will always be an important part of our new restaurant growth; however, our franchising and area developer model will be the primary driver of our growth strategy. We will continue to pursue Company-owned development to achieve critical mass in our core markets while focusing on expanding our franchise system nationally. We launched our franchising program in fiscal 2004 and seek to expand our franchise system through an influx of new domestic and international franchisees. As part of our strategy to expand our franchise base and attract quality franchisees, we will consider the potential sale of a restaurant or a group of restaurants to fuel the overall growth of the system. We prefer that our franchisees have experience in multi-unit restaurant operations and development. We believe that our concept positioning, national and international growth opportunity and potential for strong unit-level economics will enable us to attract experienced and well-capitalized area developers. We are currently eligible to offer franchises in 47 states and the District of Columbia.

Pursue foodservice strategic alliances.  We will explore strategic alliances with our Cosi Pronto (our grab-and-go concept) and full service concepts in educational institutions, airports, train stations and other venues that meet our operating and financial criteria. We believe that this is an attractive opportunity to further Cosi’s growth through alternative venues. We currently operate Cosi restaurants at St. Joseph’s University in Philadelphia, PA and Georgetown University in Washington, DC under a franchisee agreement with Aramark. We also operate our grab-and-go concept at New York’s LaGuardia and Boston’s Logan airports through franchisee agreements.

Cosi Product Offerings

We offer proprietary food and beverage products for four major dayparts — breakfast, lunch, snacking and dinner. Our food menu includes Cosi Squagels, sandwiches, salads, soups, appetizers, melts, flatbread pizzas, S’mores and other desserts. We feature our authentic hearth-baked signature Cosi bread in two varieties, our original Rustica and our Etruscan Whole Grain. Our beverage menu features a variety of house coffees and other espresso-based beverages, seasonal fruit smoothies and specialty drinks, soft drinks, flavored teas and bottled beverages, which include premium still and sparkling waters. For our health-conscious guests, we have a “lighter side” menu featuring lower-calorie versions of popular menu items and other unique salads and sandwiches that are lower in calorie content than other items in the same menu categories. We offer beer and wine at most of our locations and an additional limited selection of alcoholic beverages in some locations. For our young guests, we offer our Parent Magazine award winning Kids Menu which includes an activity page and crayons.

Most of our restaurants offer catering service for the breakfast and lunch dayparts. Our catering offerings include breakfast baskets, lunch buffets, dessert platters, and include most of our menu offerings. We operate a catering call center in New York City which coordinates the ordering and fulfillment process for 16 catering hub locations in four major metropolitan areas. We offer set up and delivery by Cosi personnel to all our catering customers.

We periodically introduce new menu platforms and products in order to keep our product offerings relevant to consumers in each daypart. Our expanded breakfast menu now includes hearth-baked quiches, oatmeal, fresh fruit parfaits and a variety of craveable signature breakfast wraps and sandwiches. We enhanced our guest’s dining options by introducing “Cosi Duo” to the menu which allows them to create their own meal by combining two items of proportion from our offerings of unique sandwiches, fresh salads and soups. New recipes are developed by our Executive Chef with the support of the food and beverage team. These recipes are thoroughly evaluated, both internally and through beta testing in consumer markets.

People

On December 28, 2009, we had 99 Company-owned restaurants and 2,409 employees, of whom 76 served in administrative or executive capacities, 264 served as restaurant management employees and 2,069 were hourly restaurant employees. None of our employees are covered by a collective bargaining agreement and we have never experienced an organized work stoppage or strike. We believe that our compensation packages are competitive and our relations with our employees are good.

Restaurant Operations

Management Structure.  The restaurant operations team is built around regional districts led by District Managers, who report to a Vice President of Operations. The Vice President of Operations and District Managers are responsible for all operations, training, recruiting and human resources within their regions. The Vice President of Operations is also responsible for the financial plan for all Company-owned locations and for the people development plan to support the execution of our plans. The Vice President of Operations reports directly to the Chief Executive Officer. Supporting the field operations teams is a Vice President of Operations Services and Platforms who is responsible for developing and implementing operating standards and best practices across the system for the benefit of the entire brand. The Vice President of Operations Services and Platforms reports to the Chief Executive Officer.

During fiscal 2008 we introduced an Operations Excellence Framework that provides two new business assessment tools, Operations Excellence Basics (“OEB”) and Operations Excellence Review (“OER”) that our field management teams use for evaluating our guest services, facility maintenance, unit-level financial performance, partner assessments and product quality and assurance. These assessment tools provide the framework and process for identification of areas of opportunity as well as the development of actionable plans to improve operations. During fiscal 2009, we added an action plan component to the OER that allows the field operations teams to assess performance and, additionally, to address the opportunities with a specific action plan to drive desired results. During fiscal 2010 we expect to measure the improvements in key restaurant metrics in relation to the completion of these action plans. The OEB continues to be an important tool that allows our District Managers to perform an evaluation of our 10 most critical operations and administrative standards during every visit.

To ensure consistent performance execution and application of our policies and procedures, we have a Standard Operations Manual which is reviewed and updated periodically.

Sales Forecasting.  The Vice President of Operations and District Managers have real-time access to sales forecasts and actual sales information through our web-based reporting system. This allows the entire management team to plan staffing requirements on a weekly, daily and even hourly basis to effectively serve our customers.

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

Management Information Systems

Our systems are structured for the integration of data from the point-of-sale and back-office modules in the restaurants to our financial, reporting and inventory management systems. Key information relating to restaurant operations is uploaded onto a secure website multiple times throughout the day. This operational restaurant information is available to key internal customers, along with pre-selected reports that are automatically distributed to our operations team.

We use a select group of service providers to supplement our information technology infrastructure and system offerings. This provides us access to up-to-date technology and allows us the flexibility to adjust service levels and cost as needed. Our application strategy includes utilizing web-based technology to provide timely information to operate and manage the business.

We have a disaster recovery plan in place for all critical hardware, software, data and related processes. The plan encompasses scheduled back-ups, off-site storage, security, and failover configurations with redundancy built into key processes.

Purchasing

We have agreements with some of the nation’s largest food, paper, and beverage manufacturers in the industry. This enables us to provide our restaurants with high quality proprietary food products and non-food items at competitive prices. We source and negotiate prices directly with these suppliers and distribute these products to our restaurants primarily through a national network that consists of some of the nation’s largest independent distributors. We do not utilize a commissary system. Our inventory control system allows each restaurant to place orders electronically with our master distributor and then transmits the invoices electronically to our accounts payable system. Our scalable system eliminates duplicate work, and we believe it gives our management tight control of costs while ensuring quality and consistency across all restaurants.

We have an agreement with Distribution Market Advantage, Inc. (“Distribution Marketing Advantage”) that provides us access to a national network of independent distributors. Under this agreement the independent distributors supply us with approximately 78% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers. This agreement expires in November 2010 and we have issued a request for proposal to Distribution Marketing Advantage and other distribution organizations. We expect to complete the review and evaluation of proposals during the second quarter of fiscal 2010.

We have a long-term beverage marketing agreement with the Coca-Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received or recorded as of December 28, 2009.

We purchase all contracted coffee products through a single supplier, Coffee Bean International, Inc. (“Coffee Bean International”). In the event of a business interruption, Coffee Bean International is required to utilize the services of a third-party roaster to fulfill its obligations. If the services of a third-party roaster are used, Coffee Bean International will guarantee that the product fulfillment standards stated in our contract will remain in effect throughout such business interruption period. This agreement expires in June 2010 and we have issued a request for a proposal to Coffee Bean International and other coffee suppliers. We will conclude the review and evaluation of proposals prior to the expiration of the current contract.

Our primary suppliers and independent distributors have parallel facilities and systems to minimize the risk of any disruption of our supply chain.

Competition

The restaurant industry is intensely competitive and we compete with many well-established food service companies, including other sandwich retailers, specialty coffee retailers, bagel shops, fast food restaurants, delicatessens, cafes, bars, take-out food service companies, supermarkets and convenience stores. The principal factors on which we compete are taste, quality and price of products offered, customer service, atmosphere, location and overall guest experience. Our competitors change with each daypart, ranging from coffee bars and bakery cafes in the morning daypart, to fast food restaurants and cafes during the lunch daypart, to casual dining chains during the dinner daypart. Many of our competitors or potential competitors have substantially greater financial and other resources than we do which may allow them to react more quickly to changes in pricing, marketing and the quick-service restaurant industry. We also compete with other employers in our markets for hourly workers and may be subject to higher labor costs. We believe that our concept, attractive price-value relationship and quality of products and service allow us to compete favorably with our competitors.

Intellectual Property

We have the following U.S. Trademark registrations: “COSÌ”, “(SUN & MOON DESIGN)”, “COSÌ (& HEARTH DESIGN)”, “(HEARTH DESIGN)”, “COSÌ BREAK BAR”, “COSÌ CARD”, “COSÌ CORNERS”, “COSÌ-DILLAS”, “COSÌ DOWNTOWN”, “COSÌ PRONTO”, “HEARTH-BAKED DINNERS”, “RELAX. CATERING BY COSÌ (& DESIGN)”, “SIMPLY GOOD TASTE”, “SQUAGELS”, “GET COSI”, AND “XANDO”.

We have U.S. Trademark applications pending for the following trademarks: “GET COSÌ”, “COSÌ (& Sun & Moon Design)”, “LIFE SHOULD BE DELICIOUS”, “(SUN & MOON SMILEY FACE DESIGN)”.

“COSÌ SANDWICH BAR”, “ARCTIC”, “SLIM LATTE”, “COSÌ LIGHTER SIDE”, “COSÌ DUO TASTE TWO”, and ‘‘(RECYCLING DESIGN)” are unregistered trademarks.

We have registered the trademark “COSÌ” in 18 foreign jurisdictions with respect to restaurant services. We also have the following registered trademarks in one foreign jurisdiction with respect to restaurant services: “COSI (& HEARTH DESIGN)”, “(HEARTH DESIGN)”, and “SIMPLY GOOD TASTE”. We have the following registered trademarks in three foreign jurisdictions with respect to restaurant services: “(HEARTH DESIGN)”.

We have trademark applications pending for registration of the following trademarks with respect to restaurant services: “COSÌ” in the European Community and three other foreign jurisdictions; “COSÌ (& HEARTH DESIGN)” in two foreign jurisdictions; “(SUN & MOON DESIGN)” in one foreign jurisdiction; “SIMPLY GOOD TASTE” in one foreign jurisdiction; “LIFE SHOULD BE DELICIOUS” in one foreign jurisdiction; and “(HEARTH DESIGN)” in five foreign jurisdictions.

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

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry, including nutrition, labelling and advertising practices. Casual dining chains have been a particular focus. For example, New York City has adopted regulations requiring that chain restaurants include caloric or other nutritional information on their menu boards and on printed menus, which must be plainly visible to consumers at the point of ordering. We may in the future become subject to other initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, or otherwise adversely affect us.

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

To successfully expand our business, we and our franchisees must open new restaurants on schedule and in a profitable manner. In the past, we have experienced delays in restaurant openings and may experience similar delays in the future. Delays or failures in opening new restaurants could hurt our ability to meet our growth objectives, which may affect the expectations of securities analysts and others and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, any restaurants that we or our franchisees open may not obtain operating results similar to those of our existing restaurants. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include, but are not limited to:

•	locating suitable restaurant sites in new and existing markets;

•	negotiating acceptable lease terms;

•	generating positive cash flow from existing and new restaurants;

•	successful operation and execution in new and existing markets;

•	recruiting, training and retaining qualified corporate and restaurant personnel and management;

•	attracting and retaining qualified franchisees with sufficient experience and financial resources to develop and operate our restaurants successfully;

•	cost effective and timely planning, design and build-out of restaurants;

•	the reliability of our customer and market studies;

•	the reliability of our site identification studies;

•	consumer trends;

•	obtaining and maintaining required local, state, federal and where applicable, foreign governmental approvals and permits related to the construction of the sites and the sale of food and alcoholic beverages;

•	creating customer awareness of our restaurants in new markets;

•	competition in our markets, both in our business and in locating suitable restaurant sites;

•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	weather conditions; and

•	general economic conditions.

We must identify and obtain a sufficient number of suitable new restaurant sites for us to achieve a sustainable revenue growth rate.

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

We have entered into an international license agreement with a licensee for the development of Cosi restaurants in six countries in the Persian Gulf. This licensee currently operates three franchise locations in the United Arab Emirates. As these franchise locations and future foreign locations open, the Company’s international operations will be subjected to various factors of uncertainty. The Company’s business outside of the United States is subject to a number of additional factors, including international economic and political conditions, local economic conditions, differing cultures and consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international license agreements and the collection of royalties from international licensees, the availability and cost of land and construction costs, and the availability of experienced management, appropriate licensees, and joint venture partners. Although we believe that we have developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

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

Our ability to successfully execute our business strategy will depend on a number of factors, some of which are beyond our control, including, but not limited to:

•	our ability to generate positive cash flow from operations;

•	identification and availability of suitable restaurant sites;

•	competition for restaurant sites and customers;

•	negotiation of favorable leases;

•	management of construction and development costs of new and renovated restaurants;

•	securing required governmental approvals and permits;

•	recruitment and retention of qualified operating personnel;

•	successful operation and execution in new and existing markets;

•	recruiting, training and retaining qualified corporate and restaurant personnel and management;

•	identification of under-performing restaurants and our ability to improve or efficiently close under-performing restaurants, including securing favorable lease termination terms;

•	the rate of our internal growth, and our ability to generate increased revenue from existing restaurants;

•	our ability to incorporate a franchising and area developer model into our strategy;

•	competition in new and existing markets;

•	the reliability of our customer and market studies;

•	the impact of the general economic conditions and high unemployment rates on consumer spending, particularly in geographic regions that contain a high concentration of our restaurants;

•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	changes in commodity costs, labor, supply, fuel, utilities, distribution and other operating costs;

•	availability of additional capital and financing;

•	weather conditions; and

•	general regional, national and, where applicable, foreign economic conditions.

Each of these factors could delay or prevent us from successfully executing our business strategy, which could adversely affect our growth, revenues and our results of operations.

During our operating history, we have been unable to achieve profitability.

In fiscal 2009, we incurred net losses of $11.1 million, and, since we were formed, we have incurred net losses of approximately $267.8 million through the end of fiscal 2009 primarily due to funding operating losses which have included significant impairment charges, the cost of our merger in 1999 and new restaurant opening expenses. We intend to continue to expend significant financial and management resources on the development of additional restaurants, both franchised and Company-owned. We cannot predict whether we will be able to achieve or sustain revenue growth, profitability or positive cash flow in the future. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the financial statements included in this Annual Report on Form 10-K for information on the history of our losses.

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

The current economic recession could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources.

If the economic recession continues, many sectors of the economy may continue to be adversely impacted. As a retailer that depends upon consumer discretionary spending, we could face a challenging fiscal 2010, because our customers may make fewer discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices. Many of the effects and consequences of the financial crisis and a broader global economic downturn are currently unknown and any one or all of them could potentially have a material adverse effect on our liquidity and capital resources, including our ability to raise additional capital if needed or to maintain satisfactory credit terms with our suppliers. Cosi, as an “affordable luxury,” may be disproportionally affected by a continued slowdown in the United States economy or an uncertain economic outlook.

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

We receive royalties from our franchisees. Our financial results are therefore to an extent contingent upon the operational and financial success of our franchisees, including implementation of our strategic plans, as well as their ability to secure adequate financing. If sales trends or economic conditions worsen for our franchisees, their financial health may worsen and our collection rates may decline. Additionally, refusal on the part of franchisees to renew their franchise agreements may result in decreased royalties. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future.

Our restaurants are currently concentrated in the Northeastern and Mid-Atlantic regions of the United States, particularly in the New York City and Washington, D.C. areas. Accordingly, we are highly vulnerable to negative occurrences in these regions.

We currently operate 68 Company-owned restaurants in Northeastern and Mid-Atlantic states, of which 30 are located in the New York City and Washington, D.C. central business districts. As a result, we are particularly susceptible to adverse trends and economic conditions in these areas. In addition, given our geographical concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business and operations, as could other regional occurrences impacting the local economies in these markets.

You should not rely on past increases in our average unit volumes as an indication of our future results of operations because they may fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our average unit sales, including, among other factors:

•	our ability to execute our business and growth strategy effectively;

•	success of promotional and marketing initiatives including advertising and new product and concept development;

•	sales performance by our new and existing restaurants;

•	management turnover in the restaurants;

•	competition;

•	general regional, national and where applicable, foreign economic conditions;

•	weather conditions; and

•	the impact of the general economic conditions and high unemployment rates on consumer spending, particularly in geographic regions that contain a high concentration of our restaurants .

It is not reasonable to expect our average unit volumes to increase at rates achieved over the past several years. Changes in our average unit volumes could cause the price of our common stock to fluctuate substantially.

Our common stock may be delisted from the Nasdaq Global Market, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on The Nasdaq Global Market. On September 15, 2009, we received notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1) and that we would be afforded 180 calendar days, or until March 15, 2010, to regain compliance with the minimum bid price requirement. On March 16, 2010, we received a letter from the Nasdaq staff stating that we had failed to comply with the $1.00 minimum bid price required for continued listing of our common stock on The Nasdaq Global Market and as a result our common stock is subject to delisting. We have appealed the staff determination and the delisting of our common stock has been stayed pending the Nasdaq Listing Qualifications Panel’s determination of our appeal. Although there can be no assurance that the Panel will grant our request for continued listing, the appeal will stay the delisting of our stock from The Nasdaq Global Market pending the Panel’s decision. We intend to present a plan to the panel that includes a discussion of the events that we believe will enable us to regain compliance with Nasdaq Listing Rule 5450(a)(1), which plan will include a commitment to effect a reverse stock split, if necessary. Alternatively, we may be eligible for an additional grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for initial listing on the Nasdaq Capital Market set forth in Nasdaq Listing Rule 5505. To avail ourselves of this alternative, we would need to submit an application to transfer our securities to the Nasdaq Capital Market.

The delisting of our common stock would adversely affect the market liquidity for our common stock, the per share price of our common stock and impair our ability to raise capital that may be needed for future operations. Delisting from the Nasdaq Global Market could also have other negative results, including, without limitation, the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further.

If we fail to comply with governmental regulations or if these regulations change, our business could suffer.

We are subject to extensive federal, state, local, and, where applicable, foreign government regulations, including regulations relating to alcoholic beverage control, the preparation and sale of food, public health and safety, sanitation, building, zoning and fire codes. Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements, overtime, insurance matters, workers’ compensation, disability laws such as the Americans with Disabilities Act, child labor laws and anti-discrimination laws. Although we believe that compliance with these laws has not had a material effect on our operations to date, we may experience material difficulties or failures with respect to compliance in the future. Our failure to comply with these laws could result in required renovations to our facilities, litigation, fines, penalties, judgments or other sanctions, any of which could adversely affect our business, operations or our reputation.

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry, including nutrition, labeling and advertising practices. Casual dining chains have been a particular focus. For example, New York City has adopted regulations requiring that chain restaurants include caloric or other nutritional information on their menu boards and on printed menus, which must be plainly visible to consumers at the point of ordering. We may in the future become subject to other initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, or otherwise adversely affect us. See “Business — Government Regulation” in this Annual Report on Form 10-K for a discussion of the regulations with which we must comply.

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

As of the end of fiscal 2009, we had $22.1 million in net fixed assets that we have defined as illiquid assets, which includes leasehold improvements, equipment and furniture and fixtures. These assets cannot be converted into cash quickly and easily. We may be compelled, based on a significant underperformance of a specific location or market, to dispose of some illiquid assets on unfavorable terms, which could have a material adverse effect on our business.

We may face litigation that could have a material adverse effect on our business, financial condition and results of operations.

From time to time, we are a defendant in litigation arising in the ordinary course of our business. Our customers may file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered at or after a visit to a Cosi® restaurant, or alleging that there was a problem with food quality or operations at a Cosi® restaurant. We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees and claims alleging violations of federal, state and, where applicable, foreign law regarding workplace and employment matters, discrimination and similar matters. We could also become subject to class action lawsuits related to these matters in the future.

Regardless of whether any future claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert our management’s attention away from our operations and hurt our performance. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our services or those of our franchisees, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may have a material adverse affect on our business, financial condition and results of operations. Moreover, complaints, litigation or adverse publicity experienced by one or more of our franchisees could also hurt our business as a whole.

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

Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic and political conditions and the availability of discretionary income. Discretionary consumer spending may decline in the event of a natural disaster, war, acts of terrorism or other armed conflict. Accordingly, we may experience declines in sales during periods of uncertainty like that which followed the September 11, 2001 terrorist attacks on the United States. In addition, economic uncertainty due to military action overseas, such as in Iraq and post-war military, diplomatic or financial responses, may lead to further declines in sales. Any decline in consumer spending or economic conditions could reduce customer traffic or impose practical limits on pricing, either of which could have a material adverse effect on our sales, results of operations, business and financial condition. In the event of a natural disaster or acts of terrorism in the United States, or the threat of either, we may be required to suspend operations in some or all of our restaurants, which could have a material adverse impact on our business, financial condition, and results of operation.

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

Our restaurants receive frequent deliveries of products. Most of these deliveries are made by distributors who are part of a national network of independent distributors with whom we have a distribution agreement. These independent distributors supply us with approximately 78% of our food and paper products under an agreement which expires in November 2010. Although we have issued a request for proposal to several distribution organizations, there can be no assurance that any agreement will be reached prior to expiration of our current agreement. Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, such as the volatility in certain commodity markets we experienced in recent years. Certain commodities such as wheat and dairy and dairy-related products have experienced significant fluctuations in the recent past. These types of increases could have an adverse effect on us during fiscal 2010 and in future fiscal years. Although many of our products are made to our specifications, we believe that alternative distribution sources are available for the majority of our ingredients and products.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2009 fiscal year and that remain unresolved.

Item 2.	PROPERTIES

Our principal executive offices are located at 1751 Lake Cook Road, Suite 600, Deerfield, Illinois 60015. The lease for our executive offices expires in September 2012. We believe the offices are adequate to accommodate our needs.

All of our restaurants are located on leased properties. Each lease typically has a 10-year base rent period, with various renewal options. In addition to the base rent, some leases provide for contingent rental payments, insurance, common area, and other operating costs. At most locations, we reimburse the landlord for a proportionate share of the landlord’s annual real estate taxes.

The following table lists existing Company-owned restaurants, by region, as of December 28, 2009:

Street Address	City	Date Opened	Format

MIDATLANTIC
234 South 15th Street	Philadelphia, PA	September-96	Cosi
325 Chestnut Street	Philadelphia, PA	April-97	Cosi
1350 Connecticut Avenue	Washington, DC	September-97	Cosi
1128 Walnut Street	Philadelphia, PA	December-97	Cosi
1647 20th Street NW	Washington, DC	August-98	Cosi
140 South 36th Street	Philadelphia, PA	August-98	Cosi
761 Lancaster Avenue	Bryn Mawr, PA	September-98	Cosi
301 Pennsylvania Avenue SE	Washington, DC	March-99	Cosi
2050 Wilson Boulevard	Arlington, VA	April-99	Cosi
1700 Pennsylvania Avenue	Washington, DC	August-99	Cosi Downtown
1700 Market Street	Philadelphia, PA	September-99	Cosi Downtown
700 King Street	Alexandria, VA	May-00	Cosi
700 11th Street	Washington, DC	May-00	Cosi
4250 Fairfax Drive	Arlington, VA	June-00	Cosi
1919 M Street	Washington, DC	September-00	Cosi
201 South 18th Street	Philadelphia, PA	October-00	Cosi
1001 Pennsylvania Avenue NW	Washington, DC	October-00	Cosi Downtown
7251 Woodmont Avenue	Bethesda, MD	December-00	Cosi
11909 Democracy Drive	Reston, VA	May-01	Cosi
4074 The Strand West	Columbus, OH	October-01	Cosi
1501 K Street NW	Washington, DC	December-01	Cosi Downtown
1875 K Street	Washington, DC	July-02	Cosi Downtown
6390 Sawmill Road	Columbus, OH	September-02	Cosi
601 Pennsylvania Ave. NW	Washington, DC	September-02	Cosi
1275 K Street	Washington, DC	September-02	Cosi
2212 East Main Street	Bexley, OH	September-02	Cosi
1478 Bethel Road	Columbus, OH	November-02	Cosi
295 Main Street	Exton, PA	November-02	Cosi
7166 N. High Street	Worthington, OH	December-02	Cosi
5252 Wisconsin Ave, NW	Washington, DC	December-02	Cosi
177 Kentlands Blvd	Gaithersburg, MD	January-03	Cosi
1333 H Street, NW	Washington DC	January-03	Cosi Downtown
1310 Polaris Parkway	Columbus, OH	February-03	Cosi
1801 N. Lynn Street	Arlington, VA	November-05	Cosi
4025 Welsh Road	Willow Grove, PA	December-05	Cosi
50 Yorktown Plaza	Elkins Park, PA	April-06	Cosi
833 Chestnut	Philadelphia, PA	June-06	Cosi
9177 Reisterstown Road	Owing Mills, MD	June-06	Cosi
424 West Swedesford Road	Berwyn, PA	June-06	Cosi
100 South Charles	Baltimore, MD	July-06	Cosi
513 West Broad Street	Falls Church, VA	October-06	Cosi
3503 Fairfax Drive, Suite 200	Arlington, VA	November-06	Cosi

Street Address	City	Date Opened	Format

201 N. Washington #290	Rockville, MD	March-07	Cosi
2955 Market St.	Philadelphia, PA	July-07	Cosi
2011 Crystal Drive, ste 100	Arlington, VA	May-08	Cosi
MIDWEST
116 S. Michigan Avenue	Chicago, IL	September-00	Cosi
55 E. Grand Street	Chicago, IL	October-00	Cosi
230 W. Washington Street	Chicago, IL	November-00	Cosi Downtown
203 North LaSalle Street	Chicago, IL	May-01	Cosi Downtown
301 South State Street	Ann Arbor, MI	May-01	Cosi
1101 Lake Street	Oak Park, IL	June-01	Cosi
101 North Old Woodward Avenue	Birmingham, MI	August-01	Cosi
25 E. Hinsdale	Hinsdale, IL	December-01	Cosi
8775 N. Port Washington Road	Fox Point, WI	December-01	Cosi
230 West Monroe Street	Chicago, IL	May-02	Cosi Downtown
301 East Grand River Avenue	East Lansing, MI	May-02	Cosi
84 W. Adams Road	Rochester Hills, MI	September-02	Cosi
28674 Telegraph Road	Southfield, MI	November-02	Cosi
37652 Twelve Mile Road	Farmington Hills, MI	December-02	Cosi
15131 LaGrange Road	Orland Park, IL	December-02	Cosi
233 North Michigan Avenue	Chicago, IL	December-02	Cosi Downtown
33 N Dearborn	Chicago, IL	June-05	Cosi Downtown
1740 Sherman Avenue	Evanston, IL	September-05	Cosi
18 West 066 22nd Street	Oak Brook Terrace, IL	August-06	Cosi
2200 North Clark	Chicago, IL	August-06	Cosi
8310 Greenway Boulevard, #106	Middleton, WI	September-06	Cosi
250 State Street	Madison, WI	September-06	Cosi
910 North Milwaukee Avenue, Suite A	Lincolnshire, IL	November-06	Cosi
Crystal Court Ste 150, 710 Marquette Ave	Minneapolis, MN	March-09	Cosi
2100 Patriot Blvd	Glenview, IL	September-09	Cosi
NORTHEAST
257 Park Avenue South	New York, NY	February-97	Cosi
38 East 45th Street	New York, NY	February-97	Cosi Downtown
11 West 42nd Street	New York, NY	June-97	Cosi Downtown
60 East 56th Street	New York, NY	September-97	Cosi Downtown
3 World Financial Center	New York, NY	January-98	Cosi Downtown
55 Broad Street	New York, NY	March-98	Cosi Downtown
1633 Broadway	New York, NY	July-98	Cosi Downtown
61 West 48th Street	New York, NY	August-98	Cosi Downtown
685 Third Avenue	New York, NY	June-99	Cosi Downtown
970 Farmington Avenue	W. Hartford, CT	August-99	Cosi
461 Park Avenue South	New York, NY	January-00	Cosi
50 Purchase Street	Rye, NY	March-00	Cosi
841 Broadway	New York, NY	September-00	Cosi
15 S. Moger Avenue	Mt. Kisco, NY	December-00	Cosi

Street Address	City	Date Opened	Format

77 Quaker Ridge Road	New Rochelle, NY	November-01	Cosi
1298 Boston Post Road	Larchmont, NY	December-01	Cosi
471 Mount Pleasant Road	Livingston, NJ	September-02	Cosi
29 Washington Street	Morristown, NJ	December-02	Cosi
385 West Main Street	Avon, CT	December-02	Cosi
498 7th Avenue	New York, NY	December-02	Cosi
700 6th Avenue	New York, NY	February-03	Cosi
980 Boston Post Road	Darien, CT	October-05	Cosi
129 West Putnam Avenue	Greenwich, CT	February-06	Cosi
441 South Oyster Bay Road	Plainview, NY	June-06	Cosi
1209 High Ridge Road	Stamford, CT	July-06	Cosi
44 Great Neck Road	Great Neck, NY	July-06	Cosi
53 E. 8th St.	New York, NY	April-07	Cosi
2186 Broadway	New York, NY	June-07	Cosi
230 Tresser Blvd. Ste 005	Stamford, CT	November-07	Cosi

Item 3.	LEGAL PROCEEDINGS

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

On February 23, 2009, the Company commenced an action in the United States District Court for the Southern District of New York to recover, under Section 16(b) of the Securities Exchange Act of 1934, as amended, short-swing profits realized by a stockholder of the Company in connection with certain purchases and sales of the Company’s common stock by the stockholder. On July 7, 2009, the parties entered into an agreement to settle the claims, which agreement was subject to court approval. The parties reached a settlement and the Company received a settlement of $0.4 million.

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, STOCK AND RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On November 22, 2002, our common stock began trading on the Nasdaq Global Market System (“Nasdaq”) under the symbol “COSI.” The closing price of our common stock on Nasdaq was $0.89 on March 25, 2009. On March 16, 2010, we were notified by The Nasdaq Stock Market that our common stock is subject to delisting from the Nasdaq Global Market. We have appealed this determination and the delisting has been stayed pending the outcome of the appeal.

Stock Price Information

Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during fiscal 2009 and 2008 as reported by Nasdaq.

	Fiscal 2009		Fiscal 2008
Fiscal Quarter	High	Low	High	Low

First Quarter	$0.43	$0.19	$3.14	$1.81
Second Quarter	$1.00	$0.34	$3.15	$2.23
Third Quarter	$0.73	$0.44	$2.85	$1.57
Fourth Quarter	$0.97	$0.51	$1.97	$0.18

Stockholders

The number of our registered common stockholders of record as of February 26, 2010 was 90. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

We have never paid cash dividends on our common stock, and we do not currently intend to pay any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information relating to securities authorized for issuance under our equity compensation plans is disclosed in Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Set forth below is a graph comparing the cumulative total stockholder return on Così’s common stock with the NASDAQ Composite Index and the Standard & Poor’s Small Cap 600 Index for the period covering our initial public offering on November 22, 2002, through the end of our 2009 fiscal year on December 28, 2009. The Company’s common stock trades on the NASDAQ Global Market under the symbol “COSI.” The graph assumes an investment of $100.00 made at the opening of trading on November 22, 2002, in (i) Così’s common stock, (ii) the stocks comprising the NASDAQ Composite Index, and (iii) stocks comprising the Standard & Poor’s Small Cap 600 Index.

Cummulative Total Return

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our summary of selected consolidated financial data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Report. The selected statement of operations data for fiscal 2009, 2008, and 2007 and selected balance sheet data for fiscal 2009 and 2008 are derived from our audited consolidated financial statements that are included in this Report. The following historical results of consolidated operations are not necessarily indicative of results to be expected for any subsequent period.

	Fiscal Year
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues
Restaurant net sales	$116,375	$132,501	$132,414	$122,849	$114,036
Franchise fees and royalties	2,198	3,078	2,142	849	101

Total revenus	118,573	135,579	134,556	123,698	114,137
Costs and expenses:
Cost of food and beverage	26,429	30,235	30,972	28,170	27,104
Restaurant labor and related benefits	42,742	45,375	45,995	40,782	37,264
Occupancy and other restaurant operating expenses	36,617	39,821	38,369	32,045	27,726

	105,788	115,431	115,336	100,997	92,094
General and administrative expenses	15,044	19,966	22,973	26,887	24,265
Depreciation and amortization	7,050	8,409	8,823	7,196	6,516
Restaurant pre-opening expenses	13	100	710	1,451	824
Provision for losses on asset impairments and disposals	1,530	7,099	3,845	249	675
Closed store costs	48	69	262	—	—
Lease termination expense (benefit), net	322	551	347	(232)	(179)
Gain on sale of assets	(102)	—	(23)	(482)	(1,432)

Total costs and expenses	129,693	151,625	152,273	136,066	122,763

Operating loss	(11,120)	(16,046)	(17,717)	(12,368)	(8,626)

Other income (expense):
Interest income	3	102	524	1,411	802
Interest expense	(4)	(7)	(42)	(9)	(34)
Allowance for notes receivable from stockholders	—	—	—	—	(261)
Other income	17	41	705	77	104

Total other income	16	136	1,187	1,479	611

Loss from continuing operations	(11,104)	(15,910)	(16,530)	(10,889)	(8,015)
Discontinued operations:
Operating loss from discontinued operations	—	(224)	(903)	(1,183)	(1,906)
Asset impairments of discontinued operations	—	(88)	(3,350)	(256)	(3,205)

Loss from discontinued operations	—	(312)	(4,253)	(1,439)	(5,111)

Net loss	$(11,104)	$(16,222)	$(20,783)	$(12,328)	$(13,126)

Per share data:
Loss per share, basic and diluted
Continuing operations	$(0.27)	$(0.40)	$(0.42)	$(0.28)	$(0.23)
Discontinued operations	$—	$—	$(0.11)	$(0.04)	$(0.15)

Net loss	$(0.27)	$(0.40)	$(0.53)	$(0.32)	$(0.38)

Weighted average shares used in computing net loss per share — basic and diluted	40,423	40,079	39,335	38,207	34,929

	Fiscal Year
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,079	$5,589	$6,309	$938	$1,952
Investments	$—	$—	$—	$18,962	$32,918
Total assets	$31,570	$42,781	$56,412	$75,757	$76,544
Total stockholders’ equity (deficit)	$9,325	$19,026	$33,846	$50,631	$56,208
Selected Consolidated Statement of Cash Flow Data:
Net cash (used in) provided by operating activities	$(1,190)	$2,044	$(2,370)	$3,949	$4,249
Net cash (used in) provided by investing activities	$(682)	$(2,817)	$5,727	$(6,674)	$(31,536)
Net cash provided by financing activities	$362	$53	$2,013	$1,711	$36,648
Selected Operating Data:
Company-owned restaurants open at the end of the fiscal year	99	101	107	110	96

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 28, 2009, December 29, 2008, and December 31, 2007 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Annual Report.

Business Overview

System-wide Restaurants:

	Fiscal Year
	2009			2008				2007
	Company-			Company-				Company-
	Owned	Franchise	Total	Owned		Franchise	Total	Owned		Franchise	Total

Restaurants at beginning of period	101	50	151	107	b	34	141	110	a	13	123
New restaurants opened	2	6	8	1		19	20	6		22	28
Restaurants permanently closed	4	10	14	7		3	10	9		1	10

Restaurants at end of period	99	46	145	101		50	151	107	b	34	141

a	— Includes nine locations that are classified as discontinued operations.

b	— Includes three locations that are classified as discontinued operations.

There are currently 99 Company-owned and 44 franchise premium convenience restaurants operating in 18 states, the District of Columbia, and the United Arab Emirates (UAE). One franchised restaurant in Minnesota and one location in the UAE closed subsequent to fiscal 2009.

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

We are currently eligible to offer franchises in 47 states and the District of Columbia. We offer franchises to area developers and individual franchise operators. Domestically, the initial franchise fee, payable to us, for both an area developer and an individual franchise operator, is $40,000 for the first restaurant and $35,000 for each additional restaurant. The fees for international agreements vary based on a variety of factors.

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

During fiscal 2009, we opened one new Company-owned restaurant in Kohl Children’s Museum in Illinois and we purchased one franchised restaurant in Minnesota and are now operating it as a Company-owned location. During 2009, we permanently closed four underperforming Company-owned restaurants where we were able to negotiate acceptable lease termination agreements with the landlords. In addition, during fiscal 2009, we opened six new and permanently closed ten franchised restaurants.

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

Long Lived Assets:  ASC 360-10-35 Property, Plant, & Equipment requires management judgments regarding the future operating and disposition plans for marginally-performing assets, and estimates of expected realizable values for assets to be sold. The application of this standard has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level periodically and record an impairment loss whenever we determine impairment factors are present. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. Restaurants are not considered for impairment during the “ramp-up” period before they enter the comparable restaurant base, unless specific circumstances warrant otherwise.

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

Stock-Based Compensation Expense:  In accordance with ASC 718-10-25 Compensation — Stock Compensation we recognize stock-based compensation expense according to the fair value recognition provision, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation expense be recognized in the financial statements.

We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant. The weighted average fair values of the stock options granted through 2005, the last time we issued stock options, were determined using the Black-Scholes option-pricing model.

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

Income Taxes:  We have recorded a full valuation allowance to reduce our deferred tax assets that relate primarily to net operating loss carryforwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carryforwards based on the Company’s operating results. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets.

We have adopted the provisions of ASC 740-10 Income Taxes beginning in fiscal 2007. No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to tax positions due to the Company having either a tax loss or net operating loss carry-forwards to offset any taxable income in all subject years. As a result, no liability for uncertain tax positions has been recorded.

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

Comparable Restaurant Sales

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base any restaurant that is temporarily shut down for remodeling for a complete period in the period that it is shut down. At fiscal years ended December 28, 2009, December 29, 2008, and December 31, 2007, there were 97, 99, and 95 restaurants in our comparable restaurant base, respectively.

Costs and Expenses

Cost of Food and Beverage.  Cost of food and beverage is composed of food and beverage costs. Food and beverage costs are variable and fluctuate with sales volume.

Restaurant Labor and Related Benefits.  The costs of restaurant labor and related benefits include direct hourly and management wages, bonuses, payroll taxes, health insurance and all other fringe benefits.

Occupancy and Other Restaurant Operating Expenses.  Occupancy and other restaurant operating expenses include direct restaurant-level operating expenses, including the cost of paper and packaging, supplies, repairs and maintenance, utilities, rent and related occupancy costs.

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

Restaurant Pre-opening Expenses.  Restaurant pre-opening expenses are expensed as incurred and include the costs of recruiting, hiring and training the initial restaurant work force, travel, the cost of food and labor used during the period before opening, the cost of initial quantities of supplies and other direct costs related to the opening or remodeling of a restaurant. Pre-opening expenses also include rent expense recognized on a straight-line basis from the date we take possession through the period of construction, renovation and fixturing prior to opening the restaurant.

Results of Operations

The following table sets forth our operating results as a percentage of total revenues, except where otherwise noted, for the periods indicated:

	Fiscal Year
	2009	2008	2007

Revenues:
Restaurant net sales	98.1%	97.7%	98.4%
Franchise fees and royalties	1.9	2.3	1.6

Total revenues	100.0	100.0	100.0

Cost and expenses:
Cost of food and beverage(1)	22.7	22.8	23.4
Restaurant labor and related benefits(1)	36.7	34.2	34.7
Occupancy and other restaurant operating expenses(1)	31.5	30.1	29.0

	90.9	87.1	87.1
General and administrative expenses	12.7	14.7	17.1
Depreciation and amortization	5.9	6.2	6.6
Restaurant pre-opening expenses	—	0.1	0.5
Provision for losses on asset impairments and disposals	1.3	5.2	2.9
Closed store costs	—	0.1	0.2
Lease termination expense, net	0.3	0.4	0.3
Gain on sale of assets	(0.1)	—	—

Total costs and expenses	109.4	111.8	113.2

Operating loss	(9.4)	(11.8)	(13.2)
Other income (expense):
Interest income	—	—	0.4
Interest expense	—	—	—
Other income	—	—	0.5

Loss from continuing operations	(9.4)	(11.8)	(12.3)
Discontinued operations:
Operating loss from discontinued operations	—	(0.2)	(0.7)
Asset impairments of discontinued operations	—	—	(2.4)

Loss from discontinued operations	—	(0.2)	(3.1)

Net loss	(9.4)%	(12.0)%	(15.4)%

(1)	These are expressed as a pecentage of restaurant net sales versus all other items expressed as a percentage of total revenues.

Fiscal Year 2009 (52 weeks) compared to Fiscal Year 2008 (52 weeks)

Restaurant Net Sales

	Restaurant Net Sales
		As a % of Total
	(In thousands)	Revenues

Fiscal 2009	$116,375	98.1%
Fiscal 2008	$132,501	97.7%

Restaurant net sales decreased 12.2%, or $16.1 million, in fiscal 2009 as compared to fiscal 2008. This decrease was due primarily to a decrease of 10.8%, or $13.8 million, in net sales in our comparable restaurant base and $3.6 million in net sales related to restaurants closed during and subsequent to fiscal 2008 partially offset by $1.3 million in net sales at new restaurants not yet in our comparable restaurant base as of December 28, 2009. For comparable restaurants in fiscal 2009, our transaction count decreased by 8.9% and our average check decreased by 1.9%, as compared to fiscal 2008.

Franchise Fees and Royalties

	Franchise Fees and Royalties
		As a % of Total
	(In thousands)	Revenues

Fiscal 2009	$2,198	1.9%
Fiscal 2008	$3,078	2.3%

Franchise fees and royalties during fiscal 2009 consist of $2.1 million in royalties from the franchise restaurants operated during fiscal 2009 and $0.1 million in fees related to the six franchise restaurants that opened during fiscal 2009. Franchise fees and royalties during fiscal 2008 consist of $2.1 million in royalties from franchise restaurants operated during fiscal 2008, $0.5 million in fees related to the 19 franchise restaurants that opened during fiscal 2008 and $0.5 million in franchise fees related to the termination of two area development agreements.

Costs and Expenses

	Cost of Food and Beverage
		As a % of Restaurant
	(In thousands)	Net Sales

Fiscal 2009	$26,429	22.7%
Fiscal 2008	$30,235	22.8%

Cost of Food and Beverage.  During fiscal 2009 food and beverage costs as a percentage of net sales decreased slightly as compared to fiscal 2008. During fiscal 2009 we had lower year-over-year costs for certain commodities, primarily wheat and dairy products which were partially offset by higher costs associated with our limited time lobster promotional offering during the fiscal 2009 third quarter as well as the introduction in the latter half of fiscal 2009 of a new premium steak product.

	Restaurant Labor and
	Related Benefits
		As a % of Restaurant
	(In thousands)	Net Sales

Fiscal 2009	$42,742	36.7%
Fiscal 2008	$45,375	34.2%

Restaurant Labor and Related Benefits.  The increase in restaurant labor and related benefits as a percentage of restaurant net sales during fiscal 2009, as compared to fiscal 2008, is due to the impact of the decrease in sales in our comparable restaurant base on our fixed manager salaries and hourly labor.

	Occupancy and Other Restaurant Operating Expenses
		As a % of Restaurant
	(In thousands)	Net Sales

Fiscal 2009	$36,617	31.5%
Fiscal 2008	$39,821	30.1%

Occupancy and Other Restaurant Operating Expenses.  The increase in restaurant occupancy and other restaurant operating expenses as a percentage of restaurant net sales during fiscal 2009, as compared to fiscal 2008, is due primarily to the deleveraging of occupancy costs against decreased sales in our comparable restaurant base partially offset by slightly lower costs for repairs and maintenance.

	General and Administrative Expenses
		As a % of Total
	(In thousands)	Revenues
	(In thousands)

Fiscal 2009	$15,044	12.7%
Fiscal 2008	$19,966	14.7%

General and Administrative Expenses.  The reduction in general and administrative costs of $5.0 million, or 2.0% of total revenues, during fiscal 2009, as compared to fiscal 2008, is due primarily to savings in labor and related benefits resulting from administrative workforce reductions, lower year over year legal costs largely resulting from a litigation settlement recorded in fiscal 2008, and lower third-party professional fees partially offset by higher marketing costs and costs associated with the process of reviewing strategic alternatives.

	Depreciation and Amortization
		As a % of Total
	(In thousands)	Revenues

Fiscal 2009	$7,050	5.9%
Fiscal 2008	$8,409	6.2%

Depreciation and Amortization.  The lower depreciation and amortization costs in fiscal 2009, as compared to fiscal 2008, are due primarily to the impact of impairments recorded during and subsequent to the fourth quarter of fiscal 2008, as well as the continued depreciation and amortization of our comparable restaurant base assets.

	Restaurant Pre-opening Expenses
		As a % of Total
	(In thousands)	Revenues

Fiscal 2009	$13	—
Fiscal 2008	$100	0.1%

Restaurant Pre-Opening Expenses.  Restaurant pre-opening expenses during fiscal 2009 are related to supplies and training costs for one new Company-owned restaurant that opened during the third quarter of fiscal 2009. During fiscal 2008 restaurant pre-opening expenses were related primarily to occupancy, pre-opening payroll, supplies and training costs for one new restaurant opened during fiscal 2008. During fiscal 2008, 49.5% of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurant.

	Provision for Losses on Asset Impairments and Disposals
		As a % of Total
	(In thousands)	Revenues

Fiscal 2009	$1,530	1.3%
Fiscal 2008	$7,099	5.2%

Provision for Losses on Asset Impairments and Disposals.  During fiscal 2009, asset impairment charges relate to seven underperforming locations, of which three were opened during fiscal 2006 and two are located in the Detroit, Michigan market which has been significantly impacted by the economic downturn and where it appears unlikely that the remaining asset values can be recovered over the remaining life of the leases. During 2008, the asset impairment charges of $7.1 million related to 16 underperforming locations, most of which were built in 2005 and the first half of 2006. Nine are located in the Midwest region, five in the Mid-Atlantic region and two in the Northeast region, including four locations closed during the first quarter of fiscal 2009. In addition, during fiscal 2008, we recorded asset impairment charges of approximately $0.1 million related to Seattle locations that are reported in discontinued operations.

	Closed Store Costs
		As a % of Total
	(In thousands)	Revenues

Fiscal 2009	$48	—
Fiscal 2008	$69	0.1%

Closed Store Costs.  The closed store costs during fiscal 2009 relate to three underperforming locations where we negotiated early exit agreements with the landlords and closed those locations during the first quarter of fiscal 2009, and one underperforming location that closed at the expiration of the operating lease. Closed store costs during fiscal 2008 relate to two underperforming locations that closed at the expiration of their operating leases during the first quarter of fiscal 2008, and to two additional underperforming locations that closed, one each during the second and third quarters of fiscal 2008.

	Lease Termination Expense, net
		As a % of Total
	(In thousands)	Revenues

Fiscal 2009	$322	0.3%
Fiscal 2008	$551	0.4%

Lease Termination Expense, net.  Lease termination expense during fiscal 2009 relates primarily to an underperforming location in the Midwest where we reached an early exit agreement with the landlord and to charges associated with our exercise of a provision allowing for the contraction of our support center office. Lease termination expense during fiscal 2008 primarily related to a location where we made the decision to not build a restaurant subsequent to entering into a lease and reached an agreement with the landlord to exit the lease, and to three underperforming locations in the Midwest region where we reached exit agreements with the landlords. One of these underperforming locations was closed during the third quarter of fiscal 2008 and the other two were closed during the first quarter of fiscal 2009.

	Gain on Sale of Assets
		As a % of Total
	(In thousands)	Revenues

Fiscal 2009	$102	0.1%
Fiscal 2008	—	—

Gain on Sale of Assets.  During fiscal 2009 we recorded a gain related to the sale of four liquor licenses.

	Interest Income		Interest Expense
		As a % of		As a % of
		Total		Total
	(In thousands)	Revenues	(In thousands)	Revenues

Fiscal 2009	$3	—	$4	—
Fiscal 2008	$102	—	$7	—

Interest Income and Expense.  The decrease in interest income in fiscal 2009, as compared to fiscal 2008, is due to lower average rates of interest earned on deposit accounts. During both fiscal 2009 and fiscal 2008, interest expense was insignificant.

	Other Income
		As a % of Total
	(In thousands)	Revenues

Fiscal 2009	$17	—
Fiscal 2008	$41	—

Other income.  During fiscal 2009, other income was not significant. During fiscal 2008, we recorded other income related to a tax refund.

	Loss from Continuing Operations
		As a % of Total
	(In thousands)	Revenues
	(In thousands)

Fiscal 2009	$(11,104)	(9.4)%
Fiscal 2008	$(15,910)	(11.8)%

Loss from Continuing Operations.  The decrease in our loss from continuing operations in fiscal 2009, as compared to fiscal 2008, is due primarily to lower non-cash charges for asset impairments and a decrease in general and administrative expenses, offset by a decrease in our restaurant operating margins resulting from lower restaurant net sales and decreased franchise income related to fees.

Discontinued Operations.  During the first quarter of fiscal 2008, we sold the assets of three underperforming Company-owned locations that operated in the Seattle market to a local restaurant development company. Under the terms of the agreement, we transferred rights to the assets and leasehold improvements for minimal cash consideration and the new owner assumed the tenant obligations under the real estate operating leases and operates those locations under a different brand. We ceased operating these restaurants as of the end of the first quarter of fiscal 2008.

Fiscal Year 2008 (52 weeks) compared to Fiscal Year 2007 (52 weeks)

Restaurant Net Sales

	Restaurant Net Sales
		As a % of Total
	(In thousands)	Revenues

Fiscal 2008	$132,501	97.7%
Fiscal 2007	$132,414	98.4%

Restaurant net sales increased 0.1%, or $0.1 million, in fiscal 2008 as compared to fiscal 2007. This increase was due primarily to $3.0 million in net sales at new restaurants not yet in the comparable restaurant base as of December 29, 2008, and $0.9 million in net sales related to restaurants temporarily closed for remodeling during fiscal 2007, almost fully offset by a decline of $2.7 million in net sales related to restaurants closed during and subsequent to fiscal 2007, and a decrease of 0.9%, or approximately $1.1 million, in net sales in our comparable restaurant base. For comparable restaurants in fiscal 2008, our average check increased 1.7% and our transaction count decreased by 2.6%, as compared to fiscal 2007.

Franchise Fees and Royalties

	Franchise Fees and Royalties
		As a % of Total
	(In thousands)	Revenues

Fiscal 2008	$3,078	2.3%
Fiscal 2007	$2,142	1.6%

Franchise fees and royalties during fiscal 2008 consist of $2.1 million in royalties from franchise restaurants operated during fiscal 2008 and approximately $0.5 million in fees related to 19 franchise restaurants that opened during fiscal 2008, and approximately $0.5 million in franchise fees related to the termination of two area developer agreements. Franchise fees and royalties during fiscal 2007 consist of $1.3 million in royalties from franchise restaurants operated during fiscal 2007 and $0.8 million in fees related to the 22 franchise restaurants that opened during fiscal 2007.

Costs and Expenses

	Cost of Food and Beverage
		As a % of Restaurant
	(In thousands)	Net Sales

Fiscal 2008	$30,235	22.8%
Fiscal 2007	$30,972	23.4%

Cost of Food and Beverage.  The decrease in food and beverage costs as a percentage of net sales during fiscal 2008, as compared to fiscal 2007, is due primarily to menu price increases taken during fiscal 2008 which averaged 2.1% for the year and lower costs associated with promotional menu offerings, partially offset by year-over-year price increases on commodities such as wheat and dairy and dairy-related products and higher fuel costs.

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
	(In thousands)

Fiscal 2008	$39,821	30.1%
Fiscal 2007	$38,369	29.0%

Occupancy and Other Restaurant Operating Expenses.  The increase in restaurant occupancy and other restaurant operating expenses as a percentage of restaurant net sales during fiscal 2008, as compared to fiscal 2007, is due primarily to higher utility costs, the deleveraging of occupancy costs against relatively flat sales in our comparable restaurant base and slightly higher costs for repairs and maintenance.

	General and Administrative Expenses
		As a % of Total
	(In thousands)	Revenues

Fiscal 2008	$19,966	14.7%
Fiscal 2007	$22,973	17.1%

General and administrative Expenses.  The reduction in general and administrative expenses of $3.0 million during fiscal 2008, as compared to fiscal 2007, is due to labor savings from administrative workforce reductions, lower stock-based compensation costs, lower recruiting costs resulting from our search to select and appoint a permanent Chief Executive Officer during 2007 and lower corporate travel costs, offset by severance costs related to the workforce reductions. In addition, during fiscal 2008, we recorded approximately $2.0 million in charges related to legal settlements.

	Depreciation and Amortization
		As a % of Total
	(In thousands)	Revenues

Fiscal 2008	$8,409	6.2%
Fiscal 2007	$8,823	6.6%

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

Restaurant Pre-Opening Expenses.  Restaurant pre-opening expenses of $0.1 million during fiscal 2008, relate primarily to occupancy, pre-opening payroll, supplies and training costs for one new restaurant opened during fiscal 2008. During fiscal 2008, 49.5% of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurant. Restaurant pre-opening expenses of $0.7 million in fiscal 2007, relate primarily to occupancy, pre-opening payroll, supplies and training costs for six new restaurants opened during fiscal 2007. During fiscal 2007, 54.8% of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurants.

	Provision for Losses on Asset Impairments and Disposals
		As a % of Total
	(In thousands)	Revenues

Fiscal 2008	$7,099	5.2%
Fiscal 2007	$3,845	2.9%

Provision for Losses on Asset Impairments and Disposals.  During fiscal 2008, we recorded asset impairment charges of $7.1 million related to 16 underperforming locations, most of which were built in 2005 and the first half of 2006. Nine are located in the Midwest region, five in the Mid-Atlantic region and two in the Northeast region, including four locations closed during the first quarter of fiscal 2009. During fiscal 2008, we recorded asset impairment charges of approximately $0.1 million related to Seattle locations that are reported in discontinued operations. The asset impairment charges of $3.8 million recorded in fiscal 2007 are attributable to seven underperforming locations determined to be impaired, including one location that was closed during the third quarter of fiscal 2008. In addition, during fiscal 2007, we recorded impairment charges of $3.4 million related to six Macy’s Inc. (“Macy’s”) and three Seattle locations, which are reported in discontinued operations.

	Closed Store Costs
		As a % of Total
	(In thousands)	Revenues

Fiscal 2008	$69	0.1%
Fiscal 2007	$262	0.2%

Closed Store Costs.  Closed store costs during fiscal 2008 relate to two underperforming locations that closed at the expiration of their operating leases during the first quarter of fiscal 2008 and to two additional underperforming locations that closed, one each during the second and third quarters of fiscal 2008. Closed store costs during fiscal 2007 relate to one restaurant in New York City that closed upon the lease expiration and was relocated within the immediate area during the second quarter of fiscal 2007, one underperforming location where the lease expired and we exited the location, and one underperforming location where the lease was scheduled to expire in fiscal 2008 and we negotiated an early exit agreement with the landlord.

	Lease Termination Expense, net
		As a % of Total
	(In thousands)	Revenues

Fiscal 2008	$551	0.4%
Fiscal 2007	$347	0.3%

Lease Termination Expense, net.  Lease termination expense during fiscal 2008 is primarily related to a location where we made the decision to not build a restaurant subsequent to entering into a lease and reached an agreement with the landlord to exit the lease, and to three underperforming locations in the Midwest region where we reached early exit agreements with the landlords. One of these underperforming locations was closed during the third quarter of fiscal 2008 and the other two were closed during the first quarter of fiscal 2009. The lease termination expense during fiscal 2007 relates to a location where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant and we exercised the exit provision under the lease, and to an underperforming restaurant in Chicago where we exercised an early exit provision of the lease and exited the location in the first quarter of fiscal 2008.

	Gain on Sale of Assets
		As a % of Total
	(In thousands)	Revenues

Fiscal 2008	—	—
Fiscal 2007	$23	—

Gain on Sale of Assets.  The gain recognized during fiscal 2007 is related to the sale of a liquor license.

	Interest Income		Interest Expense
		As a % of Total		As a % of Total
	(In thousands)	Revenues	(In thousands)	Revenues

Fiscal 2008	$102	—	$7	—
Fiscal 2007	$524	0.4%	$42	—

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

	Loss from Continuing Operations
		As a % of Total
	(In thousands)	Revenues

Fiscal 2008	$(15,910)	(11.8)%
Fiscal 2007	$(16,530)	(12.3)%

Loss from Continuing Operations.  The decrease in our loss from continuing operations in fiscal 2008, as compared to fiscal 2007, is due primarily to a decrease in general and administrative expenses and higher income from franchise fees and royalties, offset by higher non-cash charges for asset impairments and higher lease termination costs.

Discontinued Operations.  During the third quarter of fiscal 2007, the Company reached an agreement with Macy’s relating to six Cosi restaurants operated within Macy’s stores. Under the terms of the agreement, we ceased operations and closed those locations on August 19, 2007.

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

In accordance with ASC 360-10-45, Property, Plant, Equipment, we have reported the results of operations of this group in discontinued operations in the accompanying consolidated financial statements for all periods presented. During fiscals 2008 and 2007, the operating loss from discontinued operations was $0.2 million and $0.9 million, respectively.

In addition, we recorded charges of $0.1 million and $3.4 million during fiscals 2008 and 2007, respectively, related to the impairment of the assets at the Seattle and Macy’s locations, which are also reported in discontinued operations in the accompanying consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $4.1 million on December 28, 2009, compared with $5.6 million on December 29, 2008. We had negative working capital of ($5.6) million on December 28, 2009, compared with negative working capital of ($2.9) million as of December 29, 2008. The decrease in working capital was primarily a function of funding the operating loss for the year. Our principal requirements for cash in 2010 will be for working capital needs and routine maintenance of our existing restaurants.

Net cash used in operating activities during the twelve-month period ended December 28, 2009, was approximately $1.2 million compared to $2.0 million of net cash provided by operating activities in the twelve-month period ended December 29, 2008. The increase in cash used in operating activities during fiscal 2009 was primarily the result of funding our operating loss and the payment of approximately $1.0 million for certain lease termination and legal settlement obligations.

Total cash used in investing activities was $0.7 million during fiscal 2009, compared to $2.8 million during fiscal 2008. The year-over-year decrease is due primarily to lower capital expenditures in fiscal 2009 as compared to fiscal 2008. The capital expenditures during fiscal 2009 were primarily for the capital maintenance of our existing Company-owned restaurants. During fiscal 2008 capital expenditures included the construction of one new Company-owned restaurant that opened during the second quarter of fiscal 2008.

Cash provided by financing activities during fiscal 2009 of $0.4 million is from the settlement of a claim, in which we recovered short-swing profits realized by a stockholder of the Company under Section 16(b) of the Securities Exchange Act of 1934. During fiscal 2008, cash provided by financing activities of approximately $0.05 million was from proceeds associated with the exercise of stock options.

We currently do not expect to open any additional Company-owned restaurants or incur any significant remodeling capital costs during fiscal 2010. However, we do expect to incur capital maintenance costs on existing Company-owned restaurants. As we currently have no credit facility or available line of credit, we expect to fund any required capital maintenance costs on existing Company-owned locations from cash and cash equivalents on hand, expected cash flows generated by existing Company-owned restaurants, expected franchise fees and royalties and from the proceeds of a shareholders rights offering which was successfully completed subsequent to the end of fiscal 2009. The rights offering was completed during the first quarter of fiscal 2010 (see Note 9) and yielded net proceeds of $4.9 million.

We believe that our current cash and cash equivalents, the proceeds from the completed rights offering and the expected cash flows from Company-owned restaurant operations and expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and maintenance of existing restaurant locations for the next twelve months. Our conclusion is based on our expected performance for fiscal 2010 and includes a sensitivity analysis that projects varying levels of decline in consumer demand. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance and the potential impact the current economic environment may have on consumer spending. In analyzing our capital cash outlays during fiscal 2009, 59.1% of our cash outlay was spent on maintenance costs associated with existing Company-owned locations. We currently do not expect significant levels of cash outlays for capital expenditures during fiscal 2010.

If our Company-owned restaurants do not generate the cash flow levels that we expect, if new franchised restaurants do not open according to our expectations, if we do not generate the franchise fees and royalties that we currently expect, if we incur significant unanticipated cash requirements beyond our normal liquidity needs, or if we experience other unforeseen circumstances then, in order to fund our cash requirements, we may have to effect further labor reductions in general and administrative support functions, seek to sell certain Company-owned locations to franchisees and/or other third parties, seek other sources of financing or take other actions necessitated by the impact of such unanticipated circumstances.

There can be no assurance that we will be able to obtain such financing, sell Company-owned locations to franchisees or other third parties or that we will be able to do so in a timely manner and on acceptable terms to meet our requirements. If the prevailing instability in the credit and financial markets continues, it may be more difficult for the Company to obtain additional financing and for franchisees to obtain financing necessary to open restaurants or to acquire Company-owned locations. An inability to access additional sources of liquidity to fund our cash needs could materially adversely affect our financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Selected Quarterly Financial Data

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All quarters in fiscal 2009 and 2008 include results for 13 weeks. The unaudited selected quarterly results for fiscal 2009 and 2008 are shown below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share data)

Fiscal 2009
Total revenues	$28,666	$31,636	$30,033	$28,238
Total costs and expenses	$31,995	$32,610	$32,454	$32,634

Net loss	$(3,326)	$(969)	$(2,362)	$(4,447)

Basic and diluted loss per share:	$(0.08)	$(0.02)	$(0.06)	$(0.11)

Fiscal 2008
Total revenues	$33,191	$36,723	$34,930	$30,735
Total costs and expenses	$35,979	$38,447	$38,078	$39,121

Net loss	$(3,028)	$(1,729)	$(3,095)	$(8,370)

Basic and diluted loss per share:	$(0.08)	$(0.04)	$(0.08)	$(0.21)

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements included in Part II, Item 7 of this report for further details or new accounting pronouncements not yet adopted.

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

Listed below are just some of the factors that would impact our forward looking statements:

•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	labor shortages or increased labor costs;

•	changes in demographic trends and consumer tastes and preferences, including changes resulting from concerns over nutritional or safety aspects of beef, poultry, produce or other foods or the effects of food-borne illnesses, such as E.coli, “mad cow disease” and avian influenza or “bird flu;”

•	competition in our markets, both in our existing business and locating suitable restaurant sites;

•	our operation and execution in new and existing markets;

•	expansion into new markets, including foreign countries;

•	our ability to attract and retain qualified franchisees and our frachisees’ ability to open restaurants on a timely basis;

•	our ability to locate suitable restaurant sites in new and existing markets and negotiate acceptable lease terms;

•	the rate of our internal growth, and our ability to generate increased revenue from our new and existing restaurants;

•	our ability to generate positive cash flow from existing and new restaurants;

•	fluctuations in our quarterly results due to seasonality;

•	increased government regulation and our ability to secure required governmental approvals and permits;

•	our ability to create customer awareness of our restaurants in new markets;

•	the reliability of our customer and market studies;

•	cost effective and timely planning, design and build-out of new restaurants;

•	our ability to recruit, train and retain qualified corporate and restaurant personnel and management;

•	market saturation due to new restaurant openings;

•	inadequate protection of our intellectual property;

•	our ability to obtain additional capital and financing;

•	adverse weather conditions, which impact customer traffic at our restaurants; and

•	adverse economic conditions.

The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive,” “project” or similar words, or the negatives of these words, identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During fiscal 2009 we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect during fiscal 2009 would not have resulted in a fluctuation of interest income. In fiscals 2009 and 2008, interest income was $0.03 million and $0.1 million, respectively. During fiscals 2009 and 2008 we did not have any significant debt.

Foreign Currency Risk

As of fiscal 2009, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

The consolidated financial statements required to be filed hereunder are set forth on pages 58 through 82 of this Report.

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

The Audit Committee of the Board of Directors, on behalf of the stockholders, oversees management’s financial reporting responsibilities. The Audit Committee, which is composed solely of independent outside directors, meets periodically with the independent auditors, management and our Director of Internal Audit to review matters relating to financial reporting, internal accounting controls and auditing. The independent registered public accountants, the Director of Internal Audit and our Chief Compliance Officer advise the Audit Committee of any significant matters resulting from their audits or reviews and have free access to the Audit Committee without management being present. The Chief Compliance Officer, the independent registered public accountants and the Director of Internal Audit have free and full access to senior management and the Audit Committee at any time.

We assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 28, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have concluded that, as of December 28, 2009, the Company’s system of internal control over financial reporting was effective.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 28, 2009, to which this report relates, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our definitive proxy statement for our Annual Meeting of Stockholders expected to be held on May 18, 2010 (the “Proxy Statement”) and is incorporated herein by reference.

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

(a) The following documents are filed as part of this Report:

1. The Financial Statements required to be filed hereunder are listed in the Index to Financial Statements on page 56 of this Report

(b) Exhibits

Exhibit
Number		Description of Exhibit

2.1		Merger Agreement by and among Xando, Incorporated, Xando Merger Corp. and Cosi Sandwich Bar, Inc. dated as of October 4, 1999 (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
3.1		Amended and Restated Certificate of Incorporation of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
3.2		Amended and Restated By-Laws of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2007).
4.1		Form of Certificate of Common Stock (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
4.2		Rights Agreement between Cosi, Inc. and American Stock Transfer and Trust Company as Rights Agent dated November 21, 2002 (Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
4.3		Amended and Restated Registration Agreement, dated as of March 30, 1999 (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
4.4		Supplemental Registration Rights Agreement, dated as of August 5, 2003 by and among the Company and the parties thereto (Filed as Exhibit 4.4.2 to the Company’s Registration Statement on Form S-1, file #333-107689).
4.5		Amendment No. 1 to Rights Agreement dated as of November 21, 2002, between Cosi, Inc. and American Stock Transfer and Trust Company, as rights agent (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).
4.6		Amendment dated as of January 6, 2010, to Rights Agreement dated as of November 21, 2002, between Cosi, Inc. and American Stock Transfer Company, as rights agent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 6, 2010).
10.1		Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (Filed as Exhibit C to the Company’s Proxy Statement on Schedule 14A filed on March 31, 2005, file #000-50052).
10.2		Cosi Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.3		Cosi Non-Employee Director Stock Incentive Plan (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.4		Cosi Sandwich Bar, Inc. Incentive Stock Option Plan (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, file #333-86390).
10	.5.1	Terms of Employment between Cosi, Inc. and William E. Koziel, effective as of August 17, 2005 as described in the Company’s Current Report on Form 8-K (Filed on August 23, 2005).
10	.5.2	Employment agreement, dated as of September 15, 2007 by and between the Company and James F. Hyatt (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 18, 2007).
10	.5.3	General Separation and Release Agreement by and between the Company and Christopher Ames, dated August 26, 2008 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2008).
10	.5.4	General Separation and Release Agreement by and between the Company and Christopher Carroll, dated August 26, 2008 (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2008).

Exhibit
Number		Description of Exhibit

10	.5.5	Form of Indemnification Agreement, dated as of December 19, 2008 by and between the Directors and Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.6	Change in Control Severance Agreement, dated as of December 18, 2008 by and between William Koziel and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.7	Change in Control Severance Agreement, dated as of December 18, 2008 by and between Vicki Baue and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.8	Change in Control Severance Agreement, dated as of December 18, 2008 by and between Paul Bower and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.9	Change in Control Severance Agreement, dated as of December 18, 2008 by and between Becky Iliff and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.10	First Amendment to Employment Agreement, dated as of December 18, 2008 by and between the Company and James Hyatt (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.11	Form of Purchase Agreement, dated as of September 28, 2009, for Jim Hyatt, Bill Koziel, Vicki Baue, Paul Bower, Becky Iliff, Maggie Martensen, Bob Merritt, Creed Ford, Mark Demilio, Karl Okamoto and Mike O’Donnell (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Commission File No. 333-162233)).
10	.6.1	Foodservice Distribution Agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of November 1, 2005.(1)
10	.7.1	Cosi, Inc. Form of Franchise Agreement (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10	.7.2	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10.8		Form of Senior Secured Note and Warrant Purchase Agreement (Filed as Exhibit 10.7 to the Company’s Registration on Form S-1, file #333-86390).
10.9		Securities Purchase Agreement dated as of April 27, 2004 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2004).
10.10		Form of Restricted Stock Award Agreement (Filed as Exhibit 10.1 to the Company’s Current Report of Form 8-K, dated June 6, 2005).
16		Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of August 13, 2004, acknowledging its agreement with the statements made in Current Report on Form 8-K (Filed as Exhibit 16 to the Company’s Current Report on Form 8-K, dated August 13, 2004).
21		Subsidiaries of Cosi, Inc. (Filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
23.1		Filed herewith Consent of BDO Seidman, LLP, Registered Public Accounting Firm.
31.1		Filed herewith Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Filed herewith Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Filed herewith Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Portions of Exhibit 10.6.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cosi, Inc.
Deerfield, Illinois

We have audited the accompanying consolidated balance sheets of Cosi, Inc. as of December 28, 2009 and December 29, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 28, 2009, December 29, 2008 and December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cosi, Inc. at December 28, 2009 and December 29, 2008, and the results of its operations and its cash flows for the years ended December 28, 2009, December 29, 2008 and December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 29, 2010

Cosi, Inc.

Consolidated Balance Sheets
As of December 28, 2009 and December 29, 2008

	December 28,	December 29,
	2009	2008
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$4,079	$5,589
Accounts receivable, net	560	916
Inventories	967	998
Prepaid expenses and other current assets	2,136	3,650

Total current assets	7,742	11,153
Furniture and fixtures, equipment and leasehold improvements, net	22,100	29,779
Intangibles, security deposits and other assets	1,728	1,849

Total assets	$31,570	$42,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,079	$3,378
Accrued expenses	9,628	9,835
Deferred franchise revenue	44	149
Current liabilities of discontinued operations	—	4
Current portion of other long-term liabilities	588	668

Total current liabilities	13,339	14,034
Deferred franchise revenue	2,563	2,545
Other long-term liabilities, net of current portion	6,343	7,176

Total liabilities	22,245	23,755

Commitments and contingencies
Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 40,862,474 and 40,663,189 shares issued, respectively	409	407
Additional paid-in capital	277,994	276,593
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(267,880)	(256,776)

Total stockholders’ equity	9,325	19,026

Total liabilities and stockholders’ equity	$31,570	$42,781

The accompanying notes are an intergral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Operations
For the Fiscal Years Ended December 28, 2009, December 29, 2008 and December 31, 2007

	December 28,	December 29,	December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)

Revenues:
Restaurant net sales	$116,375	$132,501	$132,414
Franchise fees and royalties	2,198	3,078	2,142

Total revenues	118,573	135,579	134,556

Costs and expenses:
Cost of food and beverage	26,429	30,235	30,972
Restaurant labor and related benefits	42,742	45,375	45,995
Occupancy and other restaurant operating expenses	36,617	39,821	38,369

	105,788	115,431	115,336
General and administrative expenses	15,044	19,966	22,973
Depreciation and amortization	7,050	8,409	8,823
Restaurant pre-opening expenses	13	100	710
Provision for losses on asset impairments and disposals	1,530	7,099	3,845
Closed store costs	48	69	262
Lease termination expense (benefit), net	322	551	347
Gain on sale of assets	(102)	—	(23)

Total costs and expenses	129,693	151,625	152,273

Operating loss	(11,120)	(16,046)	(17,717)

Other income (expense):
Interest income	3	102	524
Interest expense	(4)	(7)	(42)
Other income	17	41	705

Total other income (expense)	16	136	1,187

Loss from continuing operations	(11,104)	(15,910)	(16,530)

Discontinued operations:
Operating loss from discontinued operations	—	(224)	(903)
Asset impairments of discontinued operations	—	(88)	(3,350)

Loss from discontinued operations	—	(312)	(4,253)

Net loss	$(11,104)	$(16,222)	$(20,783)

Per Share Data:
Loss per share, basic and diluted
Continuing operations	$(0.27)	$(0.40)	$(0.42)
Discontinued operations	$—	$—	$(0.11)

Net loss	$(0.27)	$(0.40)	$(0.53)

Weighted average common shares outstanding	40,423,424	40,078,962	39,334,753

The accompanying notes are an intergral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Stockholders’ Equity
For the Fiscal Years Ended December 28, 2009, December 29, 2008 and December 31, 2007

	Common Stock			Treasury Stock
			Additional	Shares of	Amount
	Number of		Paid In	Treasury	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Stock	Deficit	Total
	(Dollars in thousands, except share data)

Balance, January 1, 2007	39,910,114	399	271,200	239,543	(1,198)	(219,771)	50,631
Issuance of restricted stock, net of forfeitures	147,932	1	(1)				—
Stock-based compensation			1,969				1,969
Exercise of warrants	699	1	(1)				—
Exercise of stock options	989,240	10	2,020				2,030
Net loss						(20,783)	(20,783)

Balance, December 31, 2007	41,047,985	411	275,187	239,543	(1,198)	(240,554)	33,846
Net forfeiture of restricted stock	(420,330)	(4)	4				—
Stock-based compensation			1,349				1,349
Exercise of warrants	11,538	—	—				—
Exercise of stock options	23,971	—	53				53
Net loss						(16,222)	(16,222)

Balance, December 29, 2008	40,663,164	$407	$276,593	239,543	$(1,198)	$(256,776)	$19,026
Issuance of restricted stock, net of forfeitures	199,310	2	(2)				—
Stock-based compensation			1,003				1,003
Stock claim settlement			400				400
Net loss						(11,104)	(11,104)

Balance, December 28, 2009	40,862,474	$409	$277,994	239,543	$(1,198)	$(267,880)	$9,325

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Cash Flows
For the Fiscal Years Ended December 28, 2009, December 29, 2008 and December 31, 2007

	December 28,	December 29,	December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net loss	$(11,104)	$(16,222)	$(20,783)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	7,050	8,414	9,233
Gain on sale of assets	(102)	—	(23)
Non-cash portion of asset impairments and disposals	1,530	7,187	7,195
Non-cash portion of store closing costs	—	24	370
Provision for bad debts	90	23	1
Stock-based compensation expense	1,003	1,349	1,968
Changes in operating assets and liabilities:
Accounts receivable	267	(281)	1,292
Inventories	31	76	(87)
Prepaid expenses and other current assets	1,516	144	237
Other assets	3	95	171
Accounts payable and accrued expenses	(557)	1,967	(1,074)
Deferred franchise revenue	(88)	(819)	(5)
Lease termination reserve	(83)	608	(171)
Other liabilities	(746)	(521)	(693)

Net cash (used in) provided by operating activities	(1,190)	2,044	(2,369)

Cash flows from investing activities:
Capital expenditures	(901)	(2,881)	(14,363)
Proceeds from sale of assets	219	30	650
Purchases of investments	—	—	(20,777)
Redemptions of investments	—	—	39,738
Return of security deposits, net	—	34	479

Net cash (used in) provided by investing activities	(682)	(2,817)	5,727

Cash flows from financing activities:
Proceed from stock claim settlement	400	—	—
Proceeds from issuance of common stock	—	53	2,030
Principal payments on long-term debt	(38)	—	(17)

Net cash provided by financing activities	362	53	2,013

Net (decrease) increase in cash and cash equivalents	(1,510)	(720)	5,371
Cash and cash equivalents, beginning of year	5,589	6,309	938

Cash and cash equivalents, end of year	$4,079	$5,589	$6,309

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$4	$7	$42

Corporate franchise and income taxes	$202	$213	$300

The accompanying notes are an integral part of these consolidated financial statements.

COSI, INC.

Notes to Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2009, December 29, 2008, and December 31, 2007

1.	Organization and Summary of Significant Accounting Policies

Organization

Cosi, Inc., a Delaware corporation, owns, operates, and franchises premium convenience dining restaurants which sell high-quality sandwiches, salads and coffees along with a variety of other soft drink beverages, teas, baked goods and alcoholic beverages. As of December 28, 2009 there were 99 Company-owned and 46 franchise restaurants operating in 18 states, the District of Columbia, and the United Arab Emirates (UAE).

Fiscal Year

Our fiscal year ends on the Monday closest to December 31. Fiscal years ended December 28, 2009, December 29, 2008, and December 31, 2007 are referred to as fiscal 2009, 2008 and 2007, respectively. Fiscal years 2009, 2008, and 2007 each included 52 weeks.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The statements are presented in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “the Codification”) 105-10 Generally Accepted Accounting Principles (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162”), which provides for the Codification to become the single official source of authoritative, nongovernmental U.S. GAAP.

Cash and Cash Equivalents

We consider all short-term investments with a maturity of three months or less from the date of purchase to be cash equivalents.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. We place our cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions, US government and government sponsored agency securities, commercial paper and money market funds. Cash deposits may exceed FDIC insured levels from time to time.

Our accounts receivable consist principally of trade or “house” accounts representing corporate customers and amounts due from franchisees. We have established credit procedures and analyses to control the granting of credit to customers.

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

In accordance with the provisions of the impairment or disposal subsections of ASC 360 — 10, Property, Plant & Equipment, long-lived assets held and used with a carrying amount of $2.5 million were written down to their fair value of $1.0 million, resulting in asset impairment charges of $1.5 million which was included in earnings for the period. We considered all relevant valuation techniques that could be obtained without undue cost and effort, and concluded that the discounted cash flow approach continued to provide the most relevant and reliable means by which to determine fair value of the long-lived assets held and used.

		Prices in Active	Significant	Significant
	Total	Markets for	Observable	Unobservable	Total
	December 28,	Identical Assets	Inputs	Inputs	Gains
	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
	(In thousands)

Long-lived assets held and used	$956	$—	$—	$956	$(1,530)

	$956	$—	$—	$956	$(1,530)

During fiscal 2009 these impairment charges related to seven underperforming locations, of which three were opened during fiscal 2006 and two are located in the Detroit, Michigan market which has been significantly impacted by the economic downturn and where it appears unlikely that the remaining asset values can be recovered over the remaining life of the leases. During 2008, we recorded asset impairment charges of $7.1 million related to 16 underperforming locations, most of which were built in 2005 and the first half of 2006. Nine are located in the Midwest region, five in the Mid-Atlantic region and two in the Northeast region, including four locations closed during the first quarter of fiscal 2009. In addition, during fiscal 2008, we recorded asset impairment charges of approximately $0.1 million related to Seattle locations that are reported in discontinued operations. We recorded asset impairment charges of $3.8 million in fiscal 2007 attributable to seven underperforming locations determined to be impaired, including one location that was closed during the third quarter of fiscal 2008. In addition, during fiscal 2007, we recorded impairment charges of $3.4 million related to six Macy’s Inc. (“Macy’s”) and three Seattle locations, which are reported in discontinued operations.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In accordance with ASC 350-10, Intangibles — Goodwill and Other, we review indefinite-lived intangible assets for impairment on an annual basis, or more often if events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. Other intangibles with indefinite lives are not amortized.

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

We recorded lease termination charges of approximately $0.3 million during fiscal 2009 related primarily to an underperforming location in the Midwest where we reached an early exit agreement with the landlord and closed the location during the first quarter of fiscal 2009 and also to charges associated with our exercise of a provision in the lease for our support center allowing us to reduce our leased office space. During fiscal 2008, we recorded lease termination charges of approximately $0.6 million primarily related to a location where we made the decision to not build a restaurant subsequent to entering into a lease, and reached an agreement with the landlord to exit the lease, and to three underperforming locations in the Midwest region where we reached exit agreements with the landlords. One of these underperforming locations was closed during the third quarter of fiscal 2008 and the other two were closed during the first quarter of fiscal 2009. In fiscal 2007 we recorded lease termination expense of approximately $0.3 million related to a location where, due to the enforcement of restrictions in a zoning overlay district, Cosi was denied the necessary permits to build a restaurant and we exercised the exit provision under the lease, and to an underperforming restaurant in Chicago where we exercised an early exit provision of the lease and exited the location in the first quarter of fiscal 2008.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of lease termination reserve activity is as follows:

	(In thousands)

Balance as of January 1, 2007	$431
Charged to costs and expenses	347
Deductions and adjustments	(518	)(a)

Balance as of December 31, 2007	260
Charged to costs and expenses	551
Deductions and adjustments	57	(a)

Balance as of December 29, 2008	868
Charged to costs and expenses	322
Deductions and adjustments	(405	)(a)

Balance as of December 28, 2009	785

(a)	Payments to landlords for lease obligations. Deductions and adjustments include payments to landlords for lease obligations.

Other Liabilities

Other liabilities consist of deferred rent, landlord allowances and accrued lease termination costs (see Note 12).

Income Taxes

We have recorded a full valuation allowance to reduce our deferred tax assets that relate primarily to net operating loss carryforwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carryforwards based on the Company’s operating results. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets.

As of December 28, 2009, we had net operating loss (“NOL”) carryforwards of approximately $187,534,774 for U.S. federal income tax purposes. Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income, possibly reducing the amount of cash available to the corporation to satisfy its obligations. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period. We do not believe that the recent rights offering (see Note 9) has triggered an ownership change. In addition a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

In fiscal 2007, we adopted ASC 740-10, Income Taxes, which prescribes a comprehensive financial statement model of how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. The standard requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial recognition amounts would have been reported as a cumulative effect of a change in accounting principle.

No adjustment was made to the beginning retained earnings balance in fiscal 2007, as the ultimate deductibility of all tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to tax positions due to the Company having either a tax loss or net operating

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

loss carryforwards to offset any taxable income in all subject years. As a result, no liability for uncertain tax positions has been recorded.

Should the Company need to accrue interest or penalties on uncertain tax positions, it would recognize the interest as interest expense and the penalties as a general and administrative expense.

Due to our unexpired NOLs, Cosi could be subject to IRS income tax examination for the tax year 1996 and all subsequent years. We could also be subject to state income tax examinations in certain states where we have unexpired NOLs.

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

Gain on Sale of Assets

During fiscal 2009 and fiscal 2007, we recognized income of $0.1 million and $0.02 million, respectively, from the sale of liquor licenses. We did not recognize any income from the sale of assets during fiscal 2008.

Restaurant Pre-opening Expenses

Restaurant pre-opening expenses are expensed as incurred and include the costs of recruiting, hiring and training the initial restaurant work force, travel, the cost of food and labor used during the period before opening, the cost of initial quantities of supplies and other direct costs related to the opening or remodeling of a restaurant. Pre-opening expenses also include rent expense recognized on a straight-line basis from the date we take possession through the period of construction, renovation and fixturing prior to opening the restaurant.

Advertising Costs

Domestic franchise-operated Cosi restaurants contribute 1% of their sales to a national marketing fund and are also required to spend 1% of their sales on advertising in their local markets. Our international franchise-operated restaurants contribute 0.5% of their sales to an international marketing fund. The Company also contributes 1% of sales from Company-owned restaurants to the national marketing fund. The Company’s contributions to the national marketing fund, as well as its own local market media costs, are recorded as part of occupancy and other restaurant operating expenses in the Company’s consolidated statements of operations. Advertising costs are expensed as incurred and approximated $1.9 million, $1.7 million, and $1.9 million for fiscal years 2009, 2008 and 2007, respectively.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

Net Loss Per Share

In 2009, we adopted FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions Are Participating Securities,” (ASC 260-10). This adoption of this FSP did not have a material effect on previously reported basic and diluted net loss per common share.

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents, if any, outstanding during the period. There were no outstanding in-the-money stock options or warrants to purchase common stock as of December 28, 2009 or December 29, 2008. In-the-money stock options and warrants to purchase an aggregate of 32,744 shares of common stock were outstanding at December 31, 2007. There were 87,200, 164,050 and 919,800 unvested restricted shares at December 28, 2009, December 29, 2008 and at December 31, 2007, respectively. At December 28, 2009 and at December 29, 2008 there were, respectively, 110,000 and 265,000 unvested restricted stock units. The unvested restricted shares meet the requirements for participating securities and were included in the computation of diluted earnings per share. The unvested stock units do not meet the requirements for participating securities and were not included in the computation of diluted earnings per share. The in-the-money stock options and outstanding warrants, were not included in the computation of diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. Out-of-the-money stock options to purchase an aggregate of 662,534 and 1,304,070 shares of common stock were outstanding at December 28, 2009 and December 29, 2008, respectively. On December 31, 2007 out-of-the-money stock options and warrants to purchase an aggregate 1,780,863 shares of common stock were outstanding.

Stock-Based Compensation

In accordance with ASC 718-10-25 Compensation — Stock Compensation we recognize stock-based compensation expense according to the fair value recognition provision which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation expense be recognized in the financial statements. At adoption of the standard the Company selected the modified prospective method. In accordance with the standard, our stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. As a result, we recognized stock compensation expense of $1.0 million, $1.3 million and $2.0 million, during fiscal years 2009, 2008 and 2007 respectively. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of the grant.

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

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In January 2010, the FASB has issued Update No. 2010-06, which provides updated guidance on disclosure requirements under ASC 820 Fair Value Measurements and Disclosures (formerly SFAS 157, “Fair Value Measures”). We will adopt this standard during the first quarter of fiscal 2010. We currently do not expect that the adoption of this update will have a material impact on our consolidated financial statements. In addition, we have adopted Update No. 2009-05 (“Update 2005-5”) which provides guidance on measuring the fair value of liabilities under ASC 820 Fair Value Measurements and Disclosures (formerly SFAS 157, “Fair Value Measures”). We have also adopted all provisions of ASC 820-10 Fair Value Measurements and Disclosures (formerly SFAS 157, “Fair Value Measures”, SFAS 157-2,“Effective Date of FASB Statement No. 157”, SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), which establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, provides guidance in determining the fair value of a financial asset when the market for that financial asset is inactive, and also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The application of these standards did not have a material impact on our consolidated financial statements.

Effective September 28, 2009, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC or the “Codification”) 105-10 Generally Accepted Accounting Principles (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162”), which provides for the Codification to become the single official source of authoritative, nongovernmental U.S. GAAP. The Codification does not change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. The adoption of ASC 105-10-05 impacted the Company’s financial statements disclosures, as all references to authoritative accounting literature will be in accordance with the Codification.

Effective June 30, 2009, we adopted ASC 855-10 Subsequent Events (formerly SFAS 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.

Effective December 30, 2008, we adopted ASC 805-10 Business Combinations (formerly SFAS 141R, “Business Combinations”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We have adopted this standard and its impact cannot be determined until an acquisition is consummated.

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

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

and their gains and losses. It also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this standard did not have an impact on our consolidated financial statements.

2.	Accounts Receivable

Accounts receivable consist of the following:

	December 28,	December 29,
	2009	2008
	(In thousands)

Accounts receivable, trade	$295	$262
Due from franchisees	258	548
Other	123	132

Total receivables	676	942
Less: allowance for doubtful accounts	(116)	(26)

Accounts receivable, net	$560	$916

A summary of the reserve for doubtful accounts follows:

	(In thousands)

Balance as of January 1, 2007	$4
Charged to costs and expenses	12
Deductions	(13	)(a)

Balance as of December 31, 2007	3
Charged to costs and expenses	18
Deductions	5	(a)

Balance as of December 29, 2008	26
Charged to costs and expenses	120
Deductions	(30	)(a)

Balance as of December 28, 2009	116

(a)	Recovery (write-off) of uncollectible accounts.

3.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 28,	December 29,
	2009	2008
	(In thousands)

Prepaid insurance	$1,559	$1,640
Prepaid rent	—	1,631
Other	577	379

Prepaid expenses and other current assets	$2,136	$3,650

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

4.	Discontinued Operations

During the third quarter of fiscal 2007, the Company reached an agreement with Macy’s Inc. (“Macy’s”) relating to six Cosi restaurants operated within Macy’s stores. Under the terms of the agreement, we ceased operations and closed those locations on August 19, 2007.

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

In accordance with ASC 360-10-45, Property, Plant, Equipment, we have reported the results of operations of this group in discontinued operations in the accompanying consolidated financial statements for all periods presented. During fiscals 2008 and 2007, the operating loss from discontinued operations was $0.2 million and $0.9 million, respectively.

	Fiscal Year
	2009	2008	2007
	(In thousands)

Revenues
Restaurant net sales	$—	$373	$3,203

Costs and expenses
Cost of food and beverage	—	107	949
Restaurant labor and related expenses	—	188	1,580
Occupancy and other restaurant operating expenses	—	181	1,168

	—	476	3,697
Depreciation and amortization	—	5	409
Closed store costs	—	116	—

Total costs and expenses	—	597	4,106

Operating loss from discontinued operations	$—	$(224)	$(903)

In addition, we recorded charges of $0.1 million and $3.4 million during fiscals 2008 and 2007, respectively, related to the impairment of the assets at the Seattle and Macy’s locations that are reported in discontinued operations in the accompanying consolidated financial statements.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

5.	Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements consist of the following:

	Fiscal Year
	2009	2008
	(In thousands)

Leasehold improvements	$41,652	$42,997
Restaurant equipment	19,826	20,174
Furniture and fixtures	13,571	13,922
Computer and telephone equipment	12,164	11,901
Construction in progress	—	69
Vehicles	30	30

Total furniture and fixtures, equipment and leasehold improvements	87,243	89,093
Less accumulated depreciation and amortization	(65,143)	(59,314)

Furniture and fixtures, equipment and leasehold improvements, net	$22,100	$29,779

Depreciation and amortization expense for fiscals 2009, 2008 and 2007 was $7.1 million, $8.4 million, and $9.2 million, respectively.

6.	Intangibles, Security Deposits and Other Assets

Intangibles, security deposits and other assets consist of the following:

	Fiscal Year
	2009	2008
	(In thousands)

Security deposits	$874	$949
Liquor licenses	287	385
Trademarks	195	195
Other	372	320

Total other assets	$1,728	$1,849

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 28,	December 29,
	2009	2008
	(In thousands)

Payroll and related benefits and taxes	$2,040	$1,873
Insurance	1,652	1,596
Unredeemed gift cards/certificates	1,351	1,183
Utilities	1,086	1,253
Taxes other than income taxes	878	845
Rent	674	740
Professional and legal	662	960
Deferred credits	351	466
Other	934	919

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

8.	Income Taxes

Significant components of our deferred tax assets, net of any deferred tax liabilities, are as follows:

	December 28,	December 29,
	2009	2008
	(In thousands)

Deferred tax assets:
Net operating loss carryforward	$71,263	$66,867
Depreciation expense and impairment of long-lived assets	17,617	18,260
Contractual lease increases	1,675	1,744
Deferred franchise revenue	1,020	964
Stock-based compensation	940	625
Lease termination accrual	298	329
Accrued expenses	594	486
Allowance for doubtful accounts	44	10

Total deferred tax assets	93,451	89,285
Valuation allowance	(93,451)	(89,285)

Net deferred taxes	$—	$—

As of December 28, 2009, we have federal net operating tax loss carryforwards of approximately $187.5 million which, if not used, will expire from 2015 through 2027. The Company has recorded a valuation allowance to offset the benefit associated with the deferred tax assets described above due to the uncertainty of realizing the related benefits.

Below is a reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before income taxes:

	December 28,	December 29,	December 31,
	2009	2008	2007

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.0	3.0	3.0

	38.0	38.0	38.0
Less valuation allowance	(38.0)	(38.0)	(38.0)

Effective Tax Rate	0.0%	0.0%	0.0%

Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income, possibly reducing the amount of cash available to the corporation to satisfy its obligations. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period. We do not believe that the recent rights offering (see Note 9) has triggered an ownership change. In addition a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

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

As of December 28, 2009, none of these stock purchase rights have been exercised.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

Stock Purchase Warrants

As of December 28, 2009 and December 29, 2008 there were no stock purchase warrants outstanding. Warrants, issued in conjunction with previous equity and debt securities, to purchase 29,189 shares of our common stock were outstanding as of December 31, 2007. These warrants had an exercise price of $.01 per share and expired at varying dates through October 2008.

Rights Offering

On January 6, 2010, we completed a shareholders rights offering to our shareholders of record as of November 9, 2009. We issued a total of 10,000,000 shares of our $0.01 par value common stock at a subscription price of $0.50 per share. In conjunction with the rights offering, all of our executive officers and outside directors purchased an aggregate 451,677 shares of our $0.01 par value common stock, at a subscription price of $0.50 per share, through a private placement. We received net proceeds of $4.9 million from the offering and the private placement.

10.	Stock-Based Employee Compensation

We have had several long-term incentive compensation plans, including the Amended and Restated Cosi, Inc. Long-Term Incentive Plan, that provided for the granting of incentive and nonqualified stock options to employees. On May 2, 2005, the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”) went into effect, superseding all prior long-term incentive plans. The Omnibus Plan provides for the issuance of restricted stock, restricted stock units, incentive and nonqualified stock options, and any other stock awards that may be payable in shares, cash, other securities, and any other form of property as may be determined by the Compensation Committee of our Board of Directors. The purpose of this plan is to attract and retain qualified individuals and to align their interest with those of stockholders by providing certain employees of Cosi, Inc. and its affiliates with the opportunity to receive stock-based and other long-term incentive grants. The terms and conditions of stock-based awards under the plans are determined by the Compensation Committee of the Board of Directors. The grants are issued at fair market value and generally vest over a period of four years. We currently account for stock option grants in accordance with ASC 718-10-25 Compensation — Stock Compensation.

When the Omnibus Plan went into effect, 3.7 million authorized but unissued common shares that were reserved under the Amended and Restated Cosi, Inc. Long Term Incentive Plan continued to be reserved for issuance under the Omnibus Plan. No additional awards will be granted under any of the prior long-term incentive plans including the Amended and Restated Cosi, Inc. Long-Term Incentive Plan.

As of December 28, 2009, approximately 2.7 million shares of common stock, in the aggregate, were reserved for issuance under the Omnibus Plan and for outstanding grants under the prior long-term incentive plans.

A summary of stock-based compensation follows:

	Fiscal Year
	2009	2008	2007
	(In thousands)

Stock option compensation expense	$41	$104	$363
Restricted stock compensation expense, net of forfeitures	962	1,245	1,605

Total non-cash, stock-based compensation expense, net of forfeitures	$1,003	$1,349	$1,968

As of December 28, 2009, there was approximately $0.001 million of total unrecognized compensation expense related to stock options granted under the Company’s various incentive plans which will be recognized over the remaining vesting period of the options through fiscal 2010. In addition, as of December 28, 2009, there was approximately $0.5 million of total unrecognized compensation expense related to restricted stock shares and units

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

granted under the Omnibus Plan. The expense related to restricted stock grants will be recognized on a straight-line basis from the date of each grant through fiscal 2013 and is recorded in general and administrative expenses in our consolidated statements of operations.

We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of the grant. Fiscal 2005 was the last year in which we issued stock option grants. The weighted average fair values of the options calculated in accordance with ASC 718-10-25 Compensation — Stock Compensation were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

2005

Expected dividend yield	0%
Expected stock price volatility	68%
Average risk-free interest rate	3.79%
Average expected life of options	5 years
Weighted average grant date fair value	$3.89

ASC 718-10-25 Compensation — Stock Compensation also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. Furthermore, in accordance with the provisions of ASC 718-10-25 Compensation — Stock Compensation, we reclassified to additional paid-in-capital the balance that was in unearned compensation in our consolidated balance sheet as of January 3, 2006.

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

A summary of option activity for fiscals 2009, 2008 and 2007 follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
			(In years)	(In thousands)

Outstanding as of January 1, 2007	3,279,008	$6.32	5.9	$4,339
Granted	—	—
Exercised	(989,240)	$2.06
Cancelled/Expired	(505,075)	$4.95

Outstanding as of December 31, 2007	1,784,693	$7.76	3.9	$1
Granted	—	—
Exercised	(23,971)	$2.24
Cancelled/Expired	(456,652)	$8.52

Outstanding as of December 29, 2008	1,304,070	$7.60	1.7	$—
Granted	—	—
Exercised	—	—
Cancelled/Expired	(641,536)	$2.18

Outstanding as of December 28, 2009	662,534	$9.96	1.3	$—
Exercisable as of December 28, 2009	656,973	$9.99	1.3	$—

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

There were no stock options exercised during the fiscal year ended December 28, 2009. The total intrinsic value of options exercised during the fiscal years ended December 29, 2008 and December 31, 2007 was $0.01 million and $2.9 million, respectively. The total fair value of the options that vested during fiscal 2009 was $0.1 million.

		Weighted
		Average
Total Exercisable at the end of the Year:	Options	Exercise Price

As of December 28, 2009	656,973	$9.99

As of December 29, 2008	1,274,705	$7.65

As of December 31, 2007	1,638,067	$7.98

The following table summarizes information about stock options outstanding at December 28, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$1.36 - $ 2.04	385	3.4	$1.56	385	$1.56
$2.09 - $ 3.14	33,701	1.9	2.28	33,701	2.28
$4.33 - $ 6.50	163,409	4.7	5.13	158,018	5.10
$6.52 - $ 9.78	2,250	4.7	6.68	2,080	6.66
$9.84 - $12.25	462,789	0.1	12.25	462,789	12.25

	662,534	1.3	$9.96	656,973	$9.99

During fiscal 2009, pursuant to the Omnibus Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 10,000 shares of our authorized but unissued common stock to a key employee. The vesting of these restricted shares will occur as follows: (i) 20% of the shares vested on the grant date: and (ii) an additional 20% of the shares will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares for this grant, based on the closing price of our common stock on the date of the grant, was approximately $0.01 million. Approximately $0.002 million related to this grant is included in stock-based compensation expense in the accompanying consolidated statement of operations for fiscal 2009. During fiscal 2009, 6,000 previously issued shares of restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the dates of the grants, was approximately $0.04 million.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

The following tables summarize the Company’s restricted stock activity:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant-Date
	Stock	Fair Value

Non-vested at January 1, 2007	1,149,700	$7.48
Granted	698,250	3.73
Vested	353,700	6.44
Forfeited	(574,450)	7.04

Non-vested at December 31, 2007	919,800	$5.31

Granted	50,000	2.87
Vested	288,600	4.95
Forfeited/Canceled	(517,150)	4.98

Non-vested at December 29, 2008	164,050	$5.31

Granted	10,000	0.76
Vested	80,850	6.47
Forfeited/Canceled	(6,000)	7.26

Non-vested at December 28,2009	87,200	$5.35

	Number of	Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value

Non-vested at December 31, 2007	—	$—
Granted	265,000	3.24
Vested	—	—
Forfeited	—	—

Non-vested at December 29, 2008	265,000	3.24

Granted	—	—
Vested	155,000	3.24
Forfeited	—	—

Non-vested at December 28, 2009	110,000	$3.24

In addition, on May 27, 2009, we issued 195,310 shares of restricted common stock to certain members of the Board of Directors pursuant to the Cosi Non-Employee Director Stock Incentive Plan and the Omnibus Plan that are not included in the table above. These shares had an aggregate value of approximately $0.1 million and vested upon issuance.

11.	Defined Contribution Plan

We have a 401(k) Plan (the “Plan”) for all qualified employees. The Plan provides for a matching employer contribution of 50% up to the first 4% of the employees’ deferred savings. The employer contributions made during the employee’s first year of employment vest upon the completion of one year of employment. Employer contributions made subsequent to the first year of employment vest immediately. The deferred amount cannot exceed 20% of an individual participant’s compensation in any calendar year. Our contributions to the Plan were

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

approximately $0.04 million for fiscal year 2009 and $0.1 million for both fiscal years 2008 and 2007. During fiscal 2009, as part of various cost containment initiatives, we suspended the employer matching contribution to the Plan.

12.	Commitments and Contingencies

Commitments

As of December 28, 2009, we are committed under lease agreements expiring through 2019 for occupancy of our retail restaurants and for office space at the following minimum annual rentals:

Fiscal Year	Amount
(In thousands)

2010	$15,598
2011	14,371
2012	12,650
2013	9,682
2014	7,456
Thereafter	10,846

$70,603

Amounts shown are net of approximately $0.1 million of sublease rental income under non-cancelable subleases. Rental expense for fiscals 2009, 2008 and 2007 totaled $15.0, $16.0 and $15.8 million, respectively. Certain lease agreements have renewal options ranging from 3 years to 15 years. In addition, certain leases obligate us to pay additional rent if restaurant sales reach certain minimum levels (percentage rent). Amounts incurred under these additional rent provisions and agreements were approximately $0.2 million, $0.3 million, and $0.5 million, for fiscal years 2009, 2008 and 2007, respectively.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the respective leases from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in other liabilities in the accompanying consolidated balance sheets and totaled $4.4 million and $4.6 million as of the end of fiscal 2009 and 2008, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other long-term liabilities in the accompanying consolidated balance sheets for fiscals 2009 and 2008 were landlord allowances of $1.2 million and $1.5 million, respectively.

As of December 28, 2009, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Intangibles, Security Deposits and Other Assets” in the accompanying consolidated balance sheets.

We recorded lease termination charges of approximately $0.3 million during fiscal 2009 related primarily to an underperforming location in the Midwest where we reached an early exit agreement with the landlord and to charges associated with our exercise of a provision allowing for the contraction of our support center office. During fiscal 2008, we recorded lease termination charges of approximately $0.6 million primarily related to a location where we made the decision to not build a restaurant subsequent to entering into a lease and reached an agreement with the landlord to exit the lease, and to three underperforming locations in the Midwest region where we reached

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

exit agreements with the landlords. One of these underperforming locations was closed during the third quarter of fiscal 2008 and the other two were closed during the first quarter of fiscal 2009.

As of December 28, 2009, future minimum lease payments related to restaurants that have been closed is approximately $5.3 million, net of expected sublease payments, with remaining lease terms ranging from two to eight years. For each of these locations, a lease termination reserve has been established based upon management’s estimate of the cost to exit the lease. Other liabilities in the accompanying consolidated balance sheet as of December 28, 2009 includes $0.8 million in accrued lease termination costs (including a current portion of $0.3 million), $4.4 million in accrued contractual lease increases and $1.2 million in landlord allowances (including a current portion of $0.3 million). Other liabilities in the accompanying consolidated balance sheet as of December 29, 2008 includes $0.9 million in accrued lease termination costs (including a current portion of $0.3 million), $4.6 million in accrued contractual lease increases and $1.5 million in landlord allowances (including a current portion of $0.3 million).

In fiscal 2001, we entered into a settlement agreement involving a trademark dispute. The settlement agreement requires us to make annual payments of $25,000 through 2011. The estimated present value of those future payments is included in other liabilities in the accompanying consolidated balance sheets.

During fiscal 2008, we entered into a settlement agreement involving a claim from a former employee. The settlement agreement requires us to pay $0.3 million in an initial payment during the first quarter of fiscal 2009 and another $1.0 million in the aggregate in non-interest bearing monthly installments thereafter through 2012. The amount of this settlement is included in other liabilities in the accompanying consolidated balance sheets.

During fiscal 2009, we entered into a settlement agreement involving a customer claim alleging damages under the American with Disabilities Act with regard to access at our restaurants. The settlement requires us to pay $0.08 million in the aggregate in non-interest bearing quarterly installments commencing in fiscal 2010 through fiscal 2012. The amount of this settlement is included in other liabilities in the accompanying consolidated 2009 balance sheet.

Purchase Commitments

We have an agreement with Distribution Market Advantage, Inc. (“Distribution Marketing Advantage”) that provides us access to a national network of independent distributors. Under this agreement the independent distributors supply us with approximately 78% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers. This agreement expires in November 2010 and we have issued a request for proposal to Distribution Marketing Advantage and other distribution organizations. We expect to complete the review and evaluation of proposals during the second quarter of fiscal 2010.

We have a long-term beverage marketing agreement with the Coca-Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received or recorded as of December 28, 2009.

We purchase all contracted coffee products through a single supplier, Coffee Bean International, Inc. (“Coffee Bean International”). In the event of a business interruption, Coffee Bean International is required to utilize the services of a third-party roaster to fulfill its obligations. If the services of a third-party roaster are used, Coffee Bean International will guarantee that the product fulfillment standards stated in our contract will remain in effect throughout such business interruption period. This agreement expires in June 2010 and we have issued a request for a proposal to Coffee Bean International and other coffee suppliers. We will conclude the review and evaluation of proposals prior to the expiration of the current contract.

COSI, INC.

Notes to Consolidated Financial Statements — (Continued)

Self-Insurance

We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum liability of $100,000 per participant during a plan year. Benefits paid in excess of $100,000 are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. During fiscals 2009, 2008, and 2007, we did not exceed this pre-determined maximum. For our 2010 plan year, this pre-determined dollar amount is $2.5 million. Health insurance expense for fiscal years 2009, 2008 and 2007 was $1.8 million, $1.9 million and $2.2 million, respectively. The balance in the self-insurance reserve account was $0.5 million at December 28, 2009 and $0.4 million at December 29, 2008.

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

On February 23, 2009, the Company commenced an action in the United States District Court for the Southern District of New York to recover, under Section 16(b) of the Securities Exchange Act of 1934, as amended, short-swing profits realized by a stockholder of the Company in connection with certain purchases and sales of the Company’s common stock by the stockholder. On July 7, 2009, the parties entered into an agreement to settle the claims, which agreement was subject to court approval. The parties reached a settlement and the Company received a settlement of $0.4 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSI, INC.

By:	/s/ WILIAM KOZIEL
William Koziel
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK DEMILIO Mark Demilio	Chairman of the Board	March 29, 2010

/s/ JAMES F. HYATT James F. Hyatt	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2010

/s/ WILLIAM E. KOZIEL William E. Koziel	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2010

/s/ CREED L. FORD III Creed L. Ford III	Director	March 29, 2010

/s/ ROBERT MERRITT Robert Merritt	Director	March 29, 2010

/s/ MICHAEL O’DONNELL Michael O’Donnell	Director	March 29, 2010

/s/ KARL S. OKAMOTO Karl S. Okamoto	Director	March 29, 2010

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2.1		Merger Agreement by and among Xando, Incorporated, Xando Merger Corp. and Cosi Sandwich Bar, Inc. dated as of October 4, 1999 (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
3.1		Amended and Restated Certificate of Incorporation of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
3.2		Amended and Restated By-Laws of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2007).
4.1		Form of Certificate of Common Stock (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
4.2		Rights Agreement between Cosi, Inc. and American Stock Transfer and Trust Company as Rights Agent dated November 21, 2002 (Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
4.3		Amended and Restated Registration Agreement, dated as of March 30, 1999 (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
4.4		Supplemental Registration Rights Agreement, dated as of August 5, 2003 by and among the Company and the parties thereto (Filed as Exhibit 4.4.2 to the Company’s Registration Statement on Form S-1, file #333-107689).
4.5		Amendment No. 1 to Rights Agreement dated as of November 21, 2002, between Cosi, Inc. and American Stock Transfer and Trust Company, as rights agent (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).
4.6		Amendment dated as of January 6, 2010, to Rights Agreement dated as of November 21, 2002, between Cosi, Inc. and American Stock Transfer Company, as rights agent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 6, 2010).
10.1		Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (Filed as Exhibit C to the Company’s Proxy Statement on Schedule 14A filed on March 31, 2005, file #000-50052.
10.2		Cosi Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.3		Cosi Non-Employee Director Stock Incentive Plan (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.4		Cosi Sandwich Bar, Inc. Incentive Stock Option Plan (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, file #333-86390).
10	.5.1	Terms of Employment between Cosi, Inc. and William E. Koziel, effective as of August 17, 2005 as described in the Company’s Current Report on Form 8-K (Filed on August 23, 2005).
10	.5.2	Employment agreement, dated as of September 15, 2007 by and between the Company and James F. Hyatt (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 18, 2007).
10	.5.3	General Separation and Release Agreement by and between the Company and Christopher Ames, dated August 26, 2008 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2008).
10	.5.4	General Separation and Release Agreement by and between the Company and Christopher Carroll, dated August 26, 2008 (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2008).
10	.5.5	Form of Indemnification Agreement, dated as of December 19, 2008 by and between the Directors and Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.6	Change in Control Severance Agreement, dated as of December 18, 2008 by and between William Koziel and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).

Exhibit
Number		Description of Exhibit

10	.5.7	Change in Control Severance Agreement, dated as of December 18, 2008 by and between Vicki Baue and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.8	Change in Control Severance Agreement, dated as of December 18, 2008 by and between Paul Bower and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.9	Change in Control Severance Agreement, dated as of December 18, 2008 by and between Becky Iliff and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.10	First Amendment to Employment Agreement, dated as of December 18, 2008 by and between the Company and James Hyatt (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated December 18, 2008).
10	.5.11	Form of Purchase Agreement, dated as of September 28, 2009, for Jim Hyatt, Bill Koziel, Vicki Baue, Paul Bower, Becky Iliff, Maggie Martensen, Bob Merritt, Creed Ford, Mark Demilio, Karl Okamoto and Mike O’Donnell (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Commission File No. 333-162233)).
10	.6.1	Foodservice Distribution Agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of November 1, 2005.(1)
10	.7.1	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10	.7.2	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10.8		Form of Senior Secured Note and Warrant Purchase Agreement (Filed as Exhibit 10.7 to the Company’s Registration on Form S-1, file #333-86390).
10.9		Securities Purchase Agreement dated as of April 27, 2004 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2004).
10.10		Form of Restricted Stock Award Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 6, 2005).
16		Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of August 13, 2004, acknowledging its agreement with the statements made in Current Report on Form 8-K (Filed as Exhibit 16 to the Company’s Current Report on Form 8-K, dated August 13, 2004.
21		Subsidiaries of Cosi, Inc. (Filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, file #333-86390)
23.1		Filed herewith Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
31.1		Filed herewith Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Filed herewith Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Portions of Exhibit 10.6.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.