Form 10-K/A
period 2009-12-28
COSI INC
filed 2010-05-12
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2009
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to______

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No _X__

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Exchange Act. Yes ___ No _X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes __X _ No  ___

Indicate by check mark  whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files.)  Yes ____  No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .Yes __No _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No __X__

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

51,314,151 shares of the registrant’s common stock were outstanding on April 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 is to amend the Annual Report on Form 10-K (“Form 10-K”) for the year ended December 28, 2009, as filed with the SEC on March 29, 2010, to include the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which Cosi, Inc., referred to as “Cosi”, “the Company”, “we”, “us” or “our” in this document, intended to incorporate by reference from Cosi’s definitive proxy statement in connection with the 2010 Annual Stockholders’ Meeting. This amendment is not intended to update any other information presented in the annual report as originally filed. Accordingly, this amendment should be read in conjunction with the original filing of the Form 10-K and the Company’s other filings with the SEC.

TABLE OF CONTENTS

Page
PART III
PART IV
Item 15.	Exhibits, Financial Statement Schedules	27
SIGNATURES		28
EXHIBIT INDEX

PART III

Item 10.                                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s By-laws provide that the Company’s Board of Directors will consist of not less than three members, the exact number to be determined from time to time by resolution adopted by the affirmative vote of a majority of all directors of the Company, with the members to be divided into three classes. The number of directors of the Company is presently fixed at eight. Directors in each class are elected for staggered three-year terms.

In November 2008, William Forrest, our former Chairman resigned from the Board, resulting in a vacancy in the class of directors whose terms expire in 2011, which vacancy has not yet been filled.

In May 2008, one of our directors elected not to stand for re-election upon expiration of his term at the 2008 Annual Meeting of Stockholders, resulting in a vacancy in the class of directors whose terms expire in 2011, which vacancy has not yet been filled.

As a result of these vacancies, the Board currently consists of six directors.

Information about the Nominees, the Continuing Directors and Executive Officers

The table below sets forth the names and ages of the directors, including the nominees, and the current executive officers of the Company, as well as the positions and offices held by such individuals. A summary of the background and experience of each of these individuals is set forth below the table.

Name	Age	Position(s) with Così
DIRECTORS WHOSE TERMS EXPIRE IN 2010:
Mark Demilio	54	Director
Creed L. Ford, III	57	Director
James Hyatt	53	Chief Executive Officer, President, Director

CONTINUING DIRECTORS WHOSE TERMS EXPIRE IN 2011:
Robert Merritt	58	Director

CONTINUING DIRECTORS WHOSE TERMS EXPIRE IN 2012:
Michael O’Donnell	54	Director
Karl Okamoto	47	Director

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS:
William Koziel	52	Chief Financial Officer, Secretary, Treasurer
Paul Bower	49	Senior Vice President, Chief Development Officer
Vicki Baue	51	Vice President, General Counsel, Chief Legal Officer, Chief Compliance Officer, Assistant Secretary
Becky Iliff	41	Vice President People
Maggie Martensen (1)	39	Controller

(1)  Ms. Martensen resigned from the Company effective at the close of business on May 7, 2010.

DIRECTORS WHOSE TERMS EXPIRE IN 2010

Mark Demilio, Chairman and Director. Mr. Demilio was appointed Chairman of the Board on March 9, 2010 and has been a member of our Board of Directors since April 2004. He also serves as a member of the board of directors and chairman of the audit committee of Restoration Hardware, a privately-held retailer of high quality furniture, lighting, textiles, hardware and other household goods, positions he has held since October 2009. From December 2000 until his retirement at the end of October 2008, Mr. Demilio served as the Chief Financial Officer of Magellan Health Services, Inc., a $2.6 billion publicly-traded managed specialty healthcare company that manages the delivery of behavioral healthcare treatment services, specialty pharmaceuticals and radiology services. He also served as General Counsel of that company from July 1999 to October 2001 and from March 2004 to January 2005. Prior to joining Magellan Health Services, Inc., Mr. Demilio was with Youth Services International, Inc., a publicly-traded company that managed residential treatment centers for behaviorally troubled youth and behavioral treatment programs in juvenile correction facilities, serving as Executive Vice President, Business Development and General Counsel from March 1997 to March 1999 and as Chief Financial Officer from June 1998 to March 1999. Prior thereto, Mr. Demilio was a partner with Miles & Stockbridge, a Baltimore, Maryland-based law firm. Mr. Demilio has also been a financial analyst for CareFirst BlueCross BlueShield of Maryland and a certified public accountant with Arthur Andersen. Mr. Demilio holds a Juris Doctor degree from the University of Maryland School of Law and a Bachelors of Science degree in Accounting from Villanova University. He was a principal officer of Magellan Health Services, Inc. and 88 of its affiliates which commenced a case on March 11, 2003 under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. These companies successfully emerged from Chapter 11 on January 5, 2004.

Key Attributes, Experience and Skills

Through his experience as a chief financial officer and as a general counsel of public companies, as well as his experience as a board member of another retail company, Mr. Demilio brings extensive leadership and business experience to the Board. That experience, along with his training and background as a certified public accountant, his experience as a corporate and securities lawyer representing public and private companies and his services as chairman of our Audit Committee and the audit committee of another retail company, provides financial and legal perspectives on our business as well as financial expertise to the Board.

Creed L. Ford, III, Director. Mr. Ford has been a member of our Board of Directors since March 1997. Mr. Ford has been Chairman and Co-Chief Executive Officer of Fired Up, Inc., the parent company of Johnny Carino’s Country Italian restaurants and Gumbo’s Louisiana Style I, since 1997, and the President of Ford Restaurant Group, a Chili’s Grill & Bar franchisee, since 1997. From 1976 through 1997, Mr. Ford served in various capacities, including Chief Operating Officer and Director, at Brinker International, Inc. As Chief Operating Officer and Director, Mr. Ford oversaw all operations at Brinker for all of its restaurant concepts. Mr. Ford serves on the boards of Rudy’s BBQ, Texas Restaurant Association Education Foundation, Texas A&M Center of Entrepreneurship and Fired Up, Inc.

Key Attributes, Experience and Skills

Mr. Ford’s long tenure and experience as an executive in the restaurant industry with multiple concepts of varying sizes, brings extensive industry-specific business, management, and operating experience to the Board. Additionally, having served several years on the Board, he provides valuable historical knowledge of our Company. Mr. Ford also brings financial experience to the Board, including through his previous audit committee experience on our Board and as the Chief Operating Officer of a public company.

James Hyatt, Chief Executive Officer and President and Director. As of September 15, 2007, Mr. Hyatt was appointed the Company’s Chief Executive Officer, President and director. He has more than 30 years of branded industry experience at all levels of corporate and franchise restaurant operations, including as a successful franchisee at Burger King. From August 2005 to September 2007, Mr. Hyatt served as Chief Global Operations Officer of Burger King Corporation in Miami, Florida. From May 2002 to August 2005, he served in various executive and senior management capacities of increasing responsibilities at Burger King Corporation in Miami, Florida, including Executive Vice President of U.S. Franchise Operations, Senior Vice President U. S. Franchise Operations, and Senior Vice President Operations Services and Programs. Mr. Hyatt was a Burger King Franchisee in Atlanta, Georgia from 1995 until May 2002, when he was recruited to join Burger King’s corporate operations after establishing himself as a highly successful multi-unit franchisee, including being elected by the Burger King franchisees to lead various committees and initiatives for the benefit of its system-wide franchise association.

Key Attributes, Experience and Skills

Mr. Hyatt’s service as CEO and as a director on the Board creates a critical link between management and the Board, enabling the Board to perform its oversight function with the benefit of management’s perspectives on the business. In addition, having the CEO on our Board provides our Company with decisive and effective leadership. As a result of Mr. Hyatt’s long tenure at all levels of corporate and franchise restaurant operations, including as a successful franchisee, of Burger King, Mr. Hyatt brings leadership and extensive business, operating, and franchise experience, and knowledge of our Company and the restaurant industry, to the Board. In addition, Mr. Hyatt brings his strategic vision for our Company to the Board.

CONTINUING DIRECTORS

Robert S. Merritt, Director and Former Interim President and Chief Executive Officer. Mr. Merritt has been serving as a member of the Company’s Board of Directors since October 2005 and served as Chairman of the Board from November 4, 2008 until March 9, 2010. Since October, 2009, he also serves as a director of Ruth’s Hospitality Group, Inc. From March 12, 2007 to September 15, 2007, Mr. Merritt served as the Company’s Interim Chief Executive Officer and President, while continuing to serve as a director of the Company. In 2005, Mr. Merritt retired from Outback Steakhouse, Inc., where he served as Senior Vice President-Finance, Chief Financial Officer, Treasurer and Secretary since February 1991, and served as Vice President and Chief Financial Officer from January 1990 to February 1991. Mr. Merritt also served as a member of the board of directors of Outback Steakhouse, Inc. and each of it subsidiaries and affiliates from 1991 to his retirement in 2005. From 1988 to 1989, he served as Executive Vice President of Administration and Chief Financial Officer of JB’s Restaurants, Inc., a restaurant operator. From 1985 to 1988, he was Vice President of Finance for JB’s Restaurants. From 1981 to 1985, Mr. Merritt was employed by Vie de France Corporation, a restaurant and specialty baking company, as Vice President of Finance and Accounting and Chief Financial Officer. He received his B.B.A. in Accounting from George Washington University.

Key Attributes, Experience and Skills

Through his experience as a chief financial officer of various companies in the restaurant industry, along with his experience as a board member of another public company, Mr. Merritt brings extensive public company financial expertise, management and industry-specific experience to the Board. That experience, along with having served as our interim President and Chief Executive Officer, provides important perspectives to the Board on the issues facing our Company.

Michael O’Donnell, Director. Mr. O’Donnell has been a member of our Board of Directors since March 2006. He also serves as a director and a member of the audit committee of Sbarro, Inc. and as a director of Ruth’s Hospitality Group and of Logan’s Roadhouse, Inc.. Since August 5, 2008, Mr. O’Donnell has served as President and Chief Executive Officer of Ruth’s Hospitality Group, Inc. From March 2005 until the consummation of the company’s merger in October 2007, he served as Chairman of the Board, President and Chief Executive Officer of Champps Entertainment, Inc. From September 2003 until March 2005, he served as Chief Executive Officer and President and as a Director of Sbarro, Inc. From August 1998 through October 2002, he served in various executive capacities with Outback Steakhouse, Inc., including as President and Chief Executive Officer of New Business. From 1995 to 1998, Mr. O’Donnell was President, Chief Operating Officer and a partner of Ale House Restaurants, Inc. He graduated from Rollins College in 1978.

Key Attributes, Experience and Skills

As a result of Mr. O’Donnell’s long tenure as a chief executive officer and director of public companies in the restaurant industry, he provides valuable industry-specific business and leadership experience as well as insights into driving strategic direction. In addition, Mr. O’Donnell brings financial expertise to the board, including through his service on the audit committee of another public restaurant company, as well as ours.

Karl Okamoto, Director. Mr. Okamoto has been a member of our Board of Directors since December 2007. He also served as a director and chairman of the compensation committee of Champps Entertainment, Inc. Since July 2007, Mr. Okamoto has been serving as Director of the Program in Business & Entrepreneurship Law and as an Associate Professor of Law at Drexel University’s Earle Mack School of Law in Philadelphia, Pennsylvania. From January 2007 through June 2007, he served as a consultant to Drexel University’s Earle Mack School of Law, and from February 2004 to August 2006, he served as a Senior Managing Director of Atticus Capital LP. Prior to that, he served as an independent consultant to Soros Fund Management from October 2001 to October 2003.

Key Attributes, Experience and Skills

Mr. Okamoto brings strong leadership and legal experience to the Board. His experience as a professor, consultant and investment fund manager provides additional perspectives on our business. He also brings financial expertise to our Board.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

William Koziel, Chief Financial Officer, Secretary, Treasurer. William Koziel was appointed Chief Financial Officer, Secretary and Treasurer of the Company in August 2005 and was Controller from August 2004 until August 2005. He has over 15 years of executive finance and accounting experience in the retail industry, more than 10 of which have been with publicly-traded companies. From January 2002 to July 2004, Mr. Koziel served as Vice President Controller of Galyan’s Sporting Goods, Inc., a $700 million publicly-traded sporting goods retailer. Prior to joining Galyan’s, Mr. Koziel served as Vice President Controller of Homelife Corporation, a $600 million furniture retailer, from July 1999 to January 2002. From 1998 to June 1999, he served as Vice President Finance for Futorian Furnishings, a $200 million furniture manufacturer. From 1995 to December 1998, Mr. Koziel served as Chief Financial Officer of Evans, Inc., a $150 million publicly-traded specialty retailer. He received a Masters of Business Administration from De Paul University in 1992 and a Bachelor of Science in Accounting from De Paul University in 1980. Mr. Koziel successfully achieved accreditation as a certified public accountant in 1981.

Paul Bower, Senior Vice President and Chief Development Officer. Mr. Bower was appointed Senior Vice President and Chief Development Officer of the Company in April 2008. Prior to joining the Company, he served as a Consultant to Boston Market Corporation from December 2007 to March 2008 in Golden, Colorado. From December 2005 to June 2007, Mr. Bower served as Vice President of Development for Redbox Automated Retail, LLC, a joint venture of McDonald’s Corporation. From March 1985 to December 2005, he was with McDonald’s Corporation, where he held various positions in the area of restaurant development, including Senior Director of New Business Development for McDonald’s Corporation from June 2003 to December 2005 in Oak Brook, Illinois, and as Vice President of Real Estate for Donatos Pizzeria Corporation from March 2000 to June 2003 in Columbus, Ohio. Mr. Bower received a Bachelor of Arts degree from Kent State University in Kent, Ohio in 1984.

Vicki Baue, Vice President and General Counsel, Chief Legal Officer, Chief Compliance Officer, Assistant Secretary. Ms. Baue was appointed Vice President and General Counsel in February 2007 and was General Counsel from September 2004 until February 2007. Ms. Baue also serves as the Company’s Chief Legal Officer and Chief Compliance Officer and as Assistant Secretary. From August 1998 to April 2004, Ms. Baue was an associate in the Corporate and Securities practice group in the Chicago, Illinois, office of Piper Rudnick, LLP (n/k/a DLA Piper US LLP) where her practice focused on Mergers and Acquisitions and General Corporate. From 1988 to August 1998, Ms. Baue was employed by Creative Expressions Group, Inc., an international manufacturer and distributor of paper party goods, where she was Director of Process Improvements and responsible for legal affairs and business results from 1997 to 1998, a member of the senior leadership team, and Manager of Customer Services, Credit and Support Services from 1988-1997. Ms. Baue received a Juris Doctor degree from the University of Indiana School of Law in 1997 and a Bachelors of Science degree in Human Resources Management from the University of Alabama in 1980. She was admitted to the Indiana Bar in 1997 and the Illinois Bar in 1998.

Becky Iliff, Vice President of People. Becky Iliff was appointed Vice President of People by the Company in November 2005. From January 2004 to November 2005, Ms. Iliff was Vice President Field Training & Human Resources at Jamba Juice Company in San Francisco, California. Prior to that, she was at Bennigan’s Irish American Grill & Tavern in Dallas, Texas, where she served as Vice President Culture & Education from June 2002 to November 2004, Director of Training & Development from January 2000 to June 2002, and Manager of Training from June 1998 to January 2000. Ms. Iliff received a Master of Arts in Human Communication Studies from the University of Denver in 1993 and a Bachelor of Arts in Organizational Communication from Purdue University in 1991.

Maggie Martensen, Controller, Assistant Secretary. Maggie Martensen was appointed Controller of the Company in September 2005, and was Assistant Controller from November 2004 to September 2005. She also serves as an Assistant Secretary of the Company. Prior to joining the Company, Ms. Martensen was at Near North National Group, an insurance brokerage firm, where she served as the Director of Finance for a wholly-owned subsidiary from January 2000 to July 2002 and as Director of Financial Reporting for Near North National Group from July 2002 to November 2004. While at Near North, Ms. Martensen assisted with the sale and divestiture of various subsidiaries as well as the transfer of a significant segment of the Chicago brokerage business. Prior to joining Near North, Ms. Martensen was Controller for La Strada, Inc., a restaurant company operating several restaurant concepts in the Chicago, Illinois area, including fine dining, casual dining, and banquet facilities. Ms. Martensen received a Bachelor of Science in Business Administration from Olivet Nazarene University in 1997 and received accreditation as a certified public accountant in 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires Così’s directors, executive officers, and 10% stockholders to file reports of ownership and reports of changes in ownership of Così’s common stock and other equity securities with the SEC and The NASDAQ Global Market. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to it, Così believes that during fiscal 2009, Così’s directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, other than late filing of Forms 3 and 4 by each of the following individuals: Mark Demilio (one Form 4, one transaction), Creed Ford (two Form 4s, two transactions), Robert Merritt (one Form 4, one transaction), Michael O’Donnell (one Form 4, one transaction), Karl Okamoto (one Form 4, one transaction), and Jonathan Gallen c/o Ahab Capital management, Inc. (two Form 4s, 4 transactions).

CODE OF CONDUCT AND ETHICS

All directors, officers and employees must act ethically at all times and in accordance with the Company’s Code of Conduct and Ethics. This Code satisfies the definition of “code of ethics” under the rules and regulations of the SEC and is available on the Company’s website at www.getcosi.com.

SHAREHOLDER NOMINATING PROCEDURES

There have been no material changes to the procedures provided in our definitive proxy statement for our 2009 Annual Meeting of Stockholders by which shareholders may recommend nominees to the Company’s Board of Directors.

AUDIT COMMITTEE

The Board of Directors has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements. The functions of the Audit Committee include, without limitation, (i) responsibility for the appointment, compensation, termination, retention and oversight of the Company’s internal auditor and independent registered public accounting firm, (ii) review and pre-approval of all auditing, non-audit and internal control-related services provided to the Company by the independent registered public accounting firm, other than as may be allowed by applicable law, and (iii) review of the annual audited and quarterly consolidated financial statements. The Company’s Amended and Restated Audit Committee Charter, which describes all of the Audit Committee’s responsibilities, is posted on the Company’s website at www.getcosi.com.

The Audit Committee has procedures in place to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by anyone of concerns regarding questionable accounting or auditing matters.

The current members of the Audit Committee are Messrs. O’Donnell, Ford and Okamoto, with Mr. O’Donnell serving as the Chair. The Board has determined that each member meets the independence requirements set forth by Nasdaq and Rule 10A-3(b)(1) of the Exchange Act and is able to read and understand fundamental financial statements. In addition, Messrs. O’Donnell, Ford and Okamoto each qualifies as an “audit committee financial expert” within the meaning of the SEC regulations.

Item 11.                                EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis (“CD&A”) with management and, based upon such review and discussion, the Compensation Committee recommended to the Board of Directors that the CD&A be included in the Company’s Proxy Statement for 2010.

Respectfully submitted,
The Compensation Committee
Karl Okamoto (Chair)
Michael O’Donnell

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis provides information on our compensation objectives and philosophy, the components of our compensation program and the reasons we provide each component. We also discuss how we determine targeted compensation and the basis of our pay decisions for the executive officers of the Company, including the amounts paid to the named executive officers included in the “Summary Compensation Table”.

Oversight of the Executive Compensation Program

Role of the Compensation Committee. The Compensation Committee acts pursuant to a written charter and is comprised entirely of independent directors. The Compensation Committee has overall authority for approving and evaluating the director and officer compensation plans, policies and programs of the Company. Pursuant to its charter, the Compensation Committee has authority and responsibility to:

•
annually review and approve corporate goals and objectives relevant to the Chief Executive Officer’s compensation and evaluate the Chief Executive Officer’s performance in light of those goals and objectives;

•	annually review the compensation of all directors, officers and other key executives, including incentive-compensation and equity-based plans;
•
annually review and approve, for the Chief Executive Officer and senior executives of the Company, the annual base salary level, the annual incentive opportunity level, the long-term incentive opportunity level, employment agreements, severance arrangements and change in control agreements / provisions, in each case as, when and if appropriate, and any special or supplemental benefits;

•	determine the shares, options and other awards under the Company’s stock incentive plans; and
•
retain and terminate any compensation consultant to be used to assist in the evaluation of director, Chief Executive Officer or senior executive compensation and to obtain advice and assistance from internal or external legal, accounting or other advisors.

Discussions regarding the compensation of the Chief Executive Officer occur during executive sessions when only Compensation Committee members are present. The Compensation Committee’s complete charter is available at the Company’s web site at www.getcosi.com.

Role of the Chief Executive Officer and Others in Compensation Decisions. The Chief Executive Officer discusses the performance of the executive officers with the Compensation Committee on an annual basis and provides recommendations on compensation actions for executive officers other than himself. Additionally, he provides his perspective and recommendations to the Compensation Committee on compensation and benefit plan design and strategies, financial goals and criteria for the annual cash incentives and the amount of long-term incentive awards.

At the request of the Chief Executive Officer and Compensation Committee, the Vice President of People from time to time performs a review of competitive compensation practices for executive officer positions and, based on that assessment, provides data and advice regarding compensation for new executives, new positions, promotions and salary adjustments, using data obtained from a variety of sources, including the Chain Restaurant Compensation Association’s annual compensation survey by The Hay Group, other industry surveys, executive recruiters and on-line HR and recruiting resources, in order to provide a general understanding of current compensation practices within the industry.

Role of the Independent Compensation Consultant. To assist the Compensation Committee with its responsibilities, the Compensation Committee has sole authority to retain and terminate any compensation consultant to be used to assist in the evaluation of Chief Executive Officer or senior executive compensation and has sole authority to approve the consultant’s fees and other retention terms. The Compensation Committee also has authority to obtain advice and assistance from internal or external legal, accounting or other advisors. In 2009, the Compensation Committee engaged Longnecker & Associates, an independent, third-party executive compensation consultant, to review and provide analyses, conclusions and recommendations concerning the Company’s executive compensation.

Executive Compensation Philosophy and Objectives

Our executive compensation philosophy, reviewed annually by the Compensation Committee, is to provide competitive levels of compensation that integrate pay with the Company’s short-term and long-term performance goals, reward corporate performance and recognize individual initiative and achievement.

Although the Compensation Committee does not engage in benchmarking, the Compensation Committee believes that it is appropriate to pay the executive officers cash and equity compensation that is generally competitive in the restaurant industry. The guiding principle in the design and administration of our compensation program is built on this philosophy and serves the following objectives:

•	attract and retain highly talented and skilled executives to establish and execute our strategies and reward appropriately those executive officers who contribute to the Company’s success;
•	align executive officer compensation with the Company’s short-term and long-term operational and financial performance; and
•	motivate executive officers to achieve the Company’s business objectives.

Components and Analysis of Total Compensation

The Company’s direct compensation program for executive officers, including a portion that is at risk, consists of the following elements:

•	base salary, to provide a fixed amount of cash compensation linked to the executive officer’s role and contribution to the Company;
•	annual cash incentive, which is at-risk cash compensation, to focus attention on the key business drivers for the year and linked to the Company’s and the individual’s performances;
•
long-term equity-based compensation, currently in the form of restricted stock and restricted stock units (but which may in the future include stock options and performance shares), to encourage executives to focus on the long-term growth and profitability of the Company and enhance stockholder value; and

•	limited benefits and perquisites, which are also generally available to all of the Company’s full-time employees.

Our compensation program is designed to provide an appropriate balance between annual and long-term performance of the Company, as well as between fixed and variable (“at-risk”) compensation. Each of these elements of pay is described below.

Base Salary. The annual base salary for executive officers is determined relative to job scope and responsibilities, past and current contributions, compensation for similar positions within the Company, time in position, the criticality of the role to the Company and the difficulty of replacing the executive, and individual factors such as unique skills, expertise, demand in the labor market, and longer-term development and succession plans. Individual performance is measured by what is achieved (results) as well as how it is achieved (behaviors).

Executive officers’ salaries are reviewed annually after the end of each fiscal year, typically in February. In addition to considering the performance of individual executive officers and information concerning competitive salaries, significant weight is placed on the financial and operating performance of the Company when considering salary adjustments. Also, increases are aligned with the Company’s merit-increase targets for the year. The Compensation Committee does not rely solely on predetermined formulas or a limited set of criteria when it evaluates the performance of these officers.

Commencing as of June 2009 and continuing through the first quarter of fiscal 2010, each of the Company’s named executive officers voluntarily took a temporary five percent salary reduction as part of the Company’s cash preservation strategy and in response to the significant adverse macroeconomic environment, the Company’s then-current performance trends, then-current performance of its stock price, and other factors.

In March 2010, base salaries for the named executive officers were reinstated at the fiscal 2009 levels for the balance of fiscal 2010. In March 2010, in light of the Company’s performance in 2009 and the continued adverse economic environment and uncertainty of its impact on the Company’s financial performance, financial condition and the performance of Cosi’s stock price, the Compensation Committee did not approve salary increases (except for salary adjustments due to promotion) for the named executive officers in 2010. Thus, none of our named executive officers will receive a salary increase in fiscal 2010.

Annual Cash Incentive Compensation. Historically, annual cash incentives have been based upon achievement of the Company’s annual financial and operating goals and each executive officer’s level of achievement against his or her individual financial, operational and strategic performance goals, including various quantitative and qualitative performance criteria for executive officers, with payouts ranging from 0% to 100% of the targeted payouts for each executive, which range from 30% to 100% of the executive’s base salary, in accordance with the executive’s employment agreement or offer letter. The performance goals have been linked to the Company’s revenue, operating income, financial position, franchise growth, earnings before interest, taxes and amortization (EBITDA) performance and strategic objectives in the Company’s internal long-range business plan, generally excluding the effects of extraordinary, unusual or infrequently occurring events or changes in accounting principles. These performance goals have been selected because they are important indicators of increased stockholder value. However, even though the performance goals have been linked to the Company’s internal business plan, the Compensation Committee has not relied solely upon predetermined formulas or a limited set of criteria in evaluating the performance of the executive officers. These decisions have typically included subjective judgments, based upon a number of factors relating to individual performance.

For fiscal 2009, given the adverse economic environment and the uncertainty of the depth and duration of its impact on the Company’s financial and operating performance, liquidity and stock price, no performance metrics were established, and no expectations of payouts to executive officers were assumed, under the Company’s Annual Cash Incentive Plan. While payouts under the Annual Cash Incentive Plan were historically based on achievement by the Company of financial and operating objectives and by the executives of their individual performance goals, any payouts to executive officers for fiscal 2009 would have been entirely discretionary.

In March 2010, the Compensation Committee, based on the recommendation of Mr. Hyatt, determined that, given the Company’s fiscal 2009 financial and operating results, the performance of Cosi’s stock price, and other factors, no cash incentives will be paid to executive officers in respect of fiscal year 2009.

Long-Term Equity-Based Compensation. The Company strongly believes that equity ownership by executive officers creates incentive to build stockholder value and align the interests of executive officers with the stockholders. The Compensation Committee believes that awards of restricted stock or restricted stock units under the Company’s stock incentive plans remain an effective instrument to achieve this goal. Grants of restricted stock or restricted stock units facilitate ownership in the Company and serve to retain executive officers since the awards have multi-year vesting schedules.

Under the Omnibus Plan, the Company may provide long-term equity incentives in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and any other stock awards that may be payable in shares, cash, other securities or any other form of property as may be determined by the Compensation Committee. Annually in March, beginning in 2005, the Company has awarded long-term equity awards, which have been in the form of restricted stock, to executive officers, based on an evaluation of the Company’s performance and their individual performances in the prior year.

Under the Omnibus Plan, restricted stock awards typically vest 20% on the date of grant and 20% annually on each anniversary of the grant date over the next four years provided that the executive officer is continuously employed by the Company on each such date. Previously awarded but unvested shares of restricted stock are forfeited and cancelled on the date of termination if an executive officer’s employment with the Company is terminated (other than due to a change in control) and subject to the specific terms of his or her employment agreement.

Long-term equity incentive award targets vary based upon each executive officer’s employment agreement or offer letter and consistent with similar positions within the Company. Actual awards are determined based upon the Company achieving its annual financial and operating goals and executives achieving their individual performance goals.

In March 2010, the Compensation Committee approved long-term equity-based incentive awards in the form of restricted stock and restricted stock units in respect of 2009 for the named executive officers, as follows:
		2009 Long-Term Equity- Based Incentive Awards

Named Executive Officer	Position	Restricted Stock	Restricted Stock Units
James Hyatt	President & CEO	—	200,000
William Koziel	Chief Financial Officer	77,500	—
Paul Bower	Senior Vice President & Chief Development Officer	30,000	—
Vicki Baue	Vice President & General Counsel, Chief Compliance Officer	30,000	—
Becky Iliff	Vice President People	25,500	—

The Compensation Committee made the determination to grant these awards to the named executive officers to recognize their achievement of individual performance goals, achievement of significant cost-savings initiatives across the business, improvements in guest satisfaction scores and operational execution, and to encourage long-term executive retention.

Company’s Policy on Timing of Long-Term Equity-Based Incentive Compensation. Since May 2005, the Company has awarded long-term equity compensation in the form of restricted stock and restricted stock units, but has not awarded stock options since that date. The annual award date is typically the end of March, on a date that customarily falls between the Company’s regularly-scheduled Board and Compensation Committee meetings in the first quarter and the disclosure of the Company’s fiscal year-end financial results.

In light of the Company’s fiscal 2008 performance, then-current operating performance trends, liquidity and stock price, the declining macroeconomic conditions and other factors, the Compensation Committee did not award long-term equity compensation in fiscal 2009 for fiscal 2008 performance

Other Compensation and Benefits

The Compensation Committee oversees the design, implementation and administration of the Company-wide benefit programs. The Company periodically reviews the cost and prevalence of these programs to ensure these programs are in line with competitive practices and warranted, based upon the business need and contributions of the executive officers.

Health and Welfare Benefits. Health and welfare benefits are an important component of the total compensation package and are commonplace among similarly-sized companies in the restaurant industry and generally available to other employees in the Company. We provide both Company-subsidized and voluntary benefit programs to our employees that generally include medical, dental, life insurance and disability coverage. For the Chief Executive Officer, the Company pays 100% of the single and child/spouse/family healthcare premiums, which is more than the standard Company contribution towards healthcare premiums for all other executives and employees of the Company. The Company’s cost of these healthcare premiums paid for the benefit of the Chief Executive Officer in 2009 is provided below in the table captioned “All Other Compensation”.

401(k) Plan. The Company’s 401(k) Plan allows employees to invest funds on a pre-tax basis for their retirement. Until April 2009, the Company matched employee contributions to the Company’s 401(k) plan (at a 50% rate up to 4% of an employee’s pay, but not in excess of 20% of gross pay). Employees must be employed by the Company for ninety days to be eligible to participate in the plan, and all employees are eligible to participate on the same terms. The Company match contributions vest after one year of employment. As of April 2009, the Company matching contributions to the Company’s 401(k) plan were suspended.

Compensation of Chief Executive Officer

Consistent with our executive compensation philosophy and objectives described above, the Compensation Committee considered various factors in determining Mr. Hyatt’s total compensation package, including job scope and responsibilities, the Company’s short-term and long-term objectives, and individual factors such as criticality of the role to the Company, unique skills, and achievements and contributions in past positions. The terms of his employment agreement are described below in the section entitled “Executive Agreements” and the compensation costs for fiscal 2009 are included below in the table captioned “Summary Compensation”.

In March 2010, as discussed above in the section captioned “Base Salary”, the CEO’s base salary was re-instated at the fiscal 2009 level for the balance of fiscal 2010. In March 2010, for the reasons discussed above in the section captioned “Base Salary”, the Compensation Committee did not approve any salary increase for the CEO in fiscal 2010. Thus, our CEO will not receive a salary increase in fiscal 2010 (except for reinstatement of his base salary to its 2009 level).

Also, consistent with the reasons discussed above in the section captioned “Long-Term Equity-Based Compensation", in March 2010 the Compensation Committee awarded to the CEO 200,000 restricted stock units.

Tax Information

The Company has considered the provisions of Section 162(m) of the Internal Revenue Code of 1986, as amended, which restricts the deductibility of compensation paid to each of the Chief Executive Officer and next three most highly compensated executive officers at the end of any fiscal year (other than the Chief Financial Officer) to the extent such compensation exceeds $1 million in any year and does not otherwise qualify for an exception. The Company’s deduction for executive compensation provided during 2009 was not limited by Section 162(m). To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy requiring all compensation to be deductible. In the future, the Compensation Committee will continue to monitor the deductibility of its executive compensation.

No Stock Ownership Requirements

The Company does not currently require named executive officers or other executive officers of the Company to acquire or hold a specified number of shares of Company common stock. The Company encourages named executive officers and other executive officers of the Company to retain the shares of stock awarded under the Company’s stock incentive plans, including any shares received upon the exercise of stock options. However, the Company does permit named executive officers and other executive officers of the Company to sell a portion of their vested shares for payment of taxes and exercise costs, personal or family emergencies, or special purposes, such as purchasing a home, college tuition for children, financial and estate planning, or other similar purposes.

Change-In-Control Arrangements

Stock Incentive Plans

In accordance with the Company’s stock incentive plans, in the event of a change in control of the Company, all unvested stock options, shares of restricted stock and restricted stock units previously awarded to the executive officers (and all other employees) would automatically become fully vested.

James Hyatt, Chief Executive Officer and President

In September 2007, the Company entered into an employment agreement with Mr. Hyatt, Chief Executive Officer and President, as amended in December, 2008, which provides for certain additional benefits if his employment is terminated without cause following a change in control of the Company. This agreement is intended to provide for continuity of management in the event of a change in control. The agreement does not provide for severance payments solely upon a change in control.

The terms of Mr. Hyatt’s employment agreement are described below in the narrative following the “Summary Compensation Table”. The estimated payments and benefits to Mr. Hyatt following termination of his employment without cause following a change in control of the Company, as determined as of December 28, 2009, are included below in the compensation table captioned “Estimated Payments and Benefits Following a Change in Control”.

Other Executive Officers

In December 2008, the Company entered into Change in Control Severance Agreements with Mr. Koziel, Chief Financial Officer, Vicki Baue, Vice President and General Counsel, Paul Bower, Senior Vice President and Chief Development Officer, and Becky Iliff, Vice President of People, which provide for certain payments and benefits if their employment is terminated without cause following a change in control of the Company. These agreements are intended to provide for continuity of management in the event of a change in control. The agreements do not provide for severance payments solely upon a change in control. The Compensation Committee believed it was appropriate to enter into these agreements due to the review of strategic alternatives announced in November 2008.

The terms of their Change in Control Severance Agreements are described below in the narrative following the “Summary Compensation Table”. The estimated payments and benefits to the executives following termination of their employment without cause after a change-in-control of the Company, as determined as of December 28, 2009, are included below in the compensation table captioned “Estimated Payments and Benefits Following a Change in Control”.

EXECUTIVE COMPENSATION TABLES AND OTHER INFORMATION

The following table summarizes compensation awarded to, earned by, or paid by the Company to its named executive officers for each of the last three completed fiscal years and two additional individuals who would have been included in this summary but for the fact that they were not serving as executive officers of the Company as of December 28, 2009.

Name	Year	Salary ($)	Stock Awards ($) (1)	Options Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Grand Total
James Hyatt, President and Chief Executive Officer	2009	582,692	407,700			14,332	1,004,724
	2008	600,000	502,200	—	—	25,313	1,127,513
	2007	163,846	324,675	—	—	8,847	497,368
William Koziel, Chief Financial Officer	2009	253,956	147,360	5,674	—	905	407,895
	2008	261,038	171,525	8,701	—	2,412	443,676
	2007	257,500	171,525	181,966	20,000	—	630,991
Vicki Baue, Vice President and General Counsel	2009	199,086	42,860	10,847	—	—	252,793
	2008	203,270	67,025	15,274	—	—	285,569
	2007	190,000	67,025	15,291	—	—	262,316
Paul Bower, Senior Vice President and Chief Development Officer	2009	220,680	28,700	—	—	1,558	250,938
	2008	160,962	47,833	—	—	1,038	209,833
	2007	—	—	—	—	—	—
Becky Iliff, Vice President of People	2009	189,617	33,278	—		1,352	224,247
	2008	193,519	39,150	—	—	4,009	236,678
	2007	180,250	13,005	—	—	—	193,255

(1)
The amount in this column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for restricted stock and restricted stock unit awards granted during the fiscal year.  The fair value of these awards has been determined based on the assumptions set forth in the Company’s Note on “Stock-Based Employee Compensation” included in the Company’s Consolidated Financial Statements as reported on Form 10-K.  Additional information regarding the size of the awards is set forth in the notes to the “Grants of Plan-Based Awards” and “Outstanding Equity Awards” tables.  In December 2008, James Hyatt elected to exchange 265,000 unvested shares of restricted stock for deferred restricted stock units, representing an equivalent number of shares of common stock and subject to the same vesting conditions.

(2)	The amounts in this column are comprised of the items set forth below in the table captioned “All Other Compensation”.

The table set forth below lists the elements of “All Other Compensation” included in the Summary Compensation Table above:

All Other Compensation

Name	Fiscal Year	Health Insurance Premiums ($)	Employer’s Contribution to the Company’s Savings Plan ($)(a)	Total ($)
James Hyatt (b)	2009	10,178	4,154	14,332
William Koziel	2009	—	905	905
Vicki Baue	2009	—	—	—
Paul Bower	2009	—	1,558	1,558
Becky Iliff	2009	—	1,352	1,352

(a)
Named executive officers are eligible to participate in the Company’s 401(k) plan at the same rate that all other full-time employees are eligible to participate.  Until April 2009, the Company matched employee contributions to the Company’s 401(k) plan.  As of April 2009, the Company suspended the Company match of employee contributions to the Company’s 401(k) plan.

(b)	Pursuant to the terms of Mr. Hyatt’s employment agreement, the Company pays 100% of his single and child/spouse/family healthcare premiums.

Executive Officer Agreements

Employment Agreement with James Hyatt. On September 15, 2007, we entered into an employment agreement with James Hyatt to serve as the Company’s Chief Executive Officer and President, which was amended on December 18, 2008. Pursuant to terms of this employment agreement, we agreed to pay Mr. Hyatt an annual base salary of $600,000. He also has the ability to earn an annual cash incentive (bonus) of up to 100% of his annual base salary based upon the attainment of performance goals established by the Compensation Committee in consultation with Mr. Hyatt. After execution of his employment agreement, pursuant to its terms, we granted to Mr. Hyatt an initial grant of 275,000 shares of the Company’s common stock pursuant to the Omnibus Plan. He also received a sign-on grant of 200,000 shares of Common Stock pursuant to the Omnibus Plan. Mr. Hyatt was also eligible to receive annual grants of up to 100,000 shares of common stock for each of fiscal years 2008 and 2009, and he will be eligible to receive an annual grant of up to 100,000 shares for each of fiscal years 2010 and 2011 based upon the attainment of performance goals established annually by the Compensation Committee in consultation with Mr. Hyatt. Each such grant would be granted pursuant to the Omnibus Plan and would vest 20% immediately on the date of grant and 20% annually on the anniversary of the grant date over the next four years, provided that Mr. Hyatt is continuously employed by the Company from and after the grant date and through each such anniversary date. All shares of common stock become fully vested upon the earlier of a “change in control” (as defined in the employment agreement), Mr. Hyatt’s death or total disability (in accordance with the terms of the Omnibus Plan) or the occurrence of the termination events described below. Mr. Hyatt will be entitled to health benefits (at the Company’s expense) and life and long-term disability insurance in amounts standard for all of the Company’s executives. Mr. Hyatt’s agreement includes customary non-competition and non-solicitation provisions.

Employment Agreement with William Koziel. On August 17, 2005, the Company entered into an oral employment agreement with Mr. Koziel. Pursuant to the terms of this agreement, Mr. Koziel will serve as Chief Financial Officer and will be paid an annual base salary of $250,000. He will be eligible to receive an annual performance cash incentive (bonus) of up to 50% of his annual base salary based upon attaining mutually agreed upon performance levels and restricted stock pursuant to the Omnibus Plan. Mr. Koziel entered into a confidentiality and non-compete agreement that includes customary non-competition and non-solicitation provisions. Mr. Koziel’s employment may be terminated by either party at any time for any reason. Compensation is reviewed annually and may be subject to adjustment.

Employment Agreement with Paul Bower. In April, 2008, the Company entered into an oral employment agreement with Paul Bower to serve as the Senior Vice President and Chief Development Officer the Company. Pursuant to the terms of this agreement, Mr. Bower will receive an annual base salary of $225,000. He will also be eligible to receive an annual performance bonus of up to 30% of his annual base salary based on the attainment of mutually agreed upon performance levels and restricted stock pursuant to the Omnibus Plan. He entered into a confidentiality and non-solicitation agreement that includes customary non-competition and non-solicitation provisions. Mr. Bower’s employment may be terminated by either party at any time for any reason. Compensation is reviewed annually and may be subject to adjustment.

Employment Agreement with Vicki Baue. In February 2007, the Company entered into an amended oral employment agreement with Vicki Baue to serve as the Vice President and General Counsel and Chief Compliance Officer and Chief Legal Officer of the Company. Pursuant to the terms of this agreement, as amended, Ms. Baue will receive an annual base salary of $205,000. She will also be eligible to receive an annual performance bonus of up to 30% of her annual base salary based on the attainment of mutually agreed upon performance levels and restricted stock pursuant to the Omnibus Plan. She entered into a confidentiality and non-solicitation agreement that includes customary non-solicitation provisions. Ms. Baue’s employment may be terminated by either party at any time for any reason. Compensation is reviewed annually and may be subject to adjustment.

Employment Agreement with Becky Iliff. In November, 2005 the Company entered into an oral employment agreement with Becky Iliff to serve as Vice President of People. Pursuant to the terms of this agreement, Ms. Iliff will receive an annual base salary of $195,250. She will also be eligible to receive an annual performance bonus of up to 30% of her annual base salary based on the attainment of mutually agreed upon performance levels and restricted stock pursuant to the Omnibus Plan. She entered into a confidentiality and non-solicitation agreement that includes customary non-competition and non-solicitation provisions. Ms. Iliff’s employment may be terminated by either party at any time for any reason. Compensation is reviewed annually and may be subject to adjustment.

2009 Grants of Plan Based Awards

The following table provides additional information about stock and stock option awards and non-equity incentive plan awards granted to our named executive officers during the fiscal year ended December 28, 2009.

Grants of Plan-Based Awards (1)

Name	Grant Date	Estimated Potential Pay Our under Non-equity Incentive Plan Awards: Target ($)(2)	Actual Pay Out under Non-equity Incentive Plan Awards: ($)(3)	All Other Stock Awards: Number of Shares of Stock (#)(3)	Grant Date Fair Value of Stock Awards ($)
James Hyatt	—	600,000	—	—	—
William Koziel	—	130,750	—	—	—
Paul Bower	—	67,500	—	—	—
Vicki Baue	—	61,500	—	—	—
Becky Iliff	—	58,575	—	—	—

(1)	These shares of restricted stock and restricted stock units were awarded under the Omnibus Plan.

(2)	These amounts reflect the amount of annual cash incentives that could have been awarded to the named executive officers in fiscal 2009 for fiscal 2008 performance.

(3)	There were no annual cash incentives or shares of restricted stock or restricted stock units awarded to named executive officers in fiscal 2009 for fiscal 2008 performance.

Shares of restricted stock granted under the Omnibus Plan generally vest 20% on the grant date and 20% annually thereafter on the next four anniversaries of the grant date, subject to continued employment by the Company.

Grantees have all of the rights of stockholders with respect to restricted stock voting and dividend rights, subject to the terms of the Omnibus Plan.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table provides information about outstanding equity awards, including the vesting schedules, at December 28, 2009 for each of the named executive officers.

Outstanding Equity Awards at Fiscal Year End

			Option Awards (2)			Stock Awards (3) (4)
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options Exercisable #	Number of Securities Underlying Unexercised Options Unexercisable #	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested ($)
James Hyatt	9/15/2007	—	—	—	—	110,000	58,300
William Koziel	8/23/2004(a)	50,000	—	4.70	8/23/2014	—	—
	8/23/2004(b)	14,978	—	4.70	8/23/2014	—	—
	12/31/2004	11,982	2,996	6.05	12/31/2014	—	—
	3/30/2006	—	—	—	—	7,500	3,975
	11/13/2006	—	—	—	—	10,000	5,300
Paul Bower	4/7/2008	—	—	—	—	30,000	15,900
Vicki Baue	10/20/2004	25,000	—	5.20	10/20/2014	—	—
	3/30/2006	—	—	—	—	2,500	1,325
Becky Iliff	11/7/2005	—	—	—	—	—	—

(1)
For a better understanding of the information disclosed in this table, we have included an additional column showing the grant date of the stock options and shares of restricted stock or units.  Future vesting of stock options and shares of restricted stock or units is contingent upon the employee being continuously employed by the Company through each vesting date (as set forth in the tables below).  In accordance with the terms of the plans under which the stock options and shares of restricted stock or units were granted, employees forfeit all stock options and restricted stock previously awarded and remaining unvested on the date of termination of employment.

(2)	Stock options become exercisable based upon the following vesting schedules:

Grant Date	Stock Option Vesting Schedules

8/23/2004 (a)	25% on grant date and 25% annually on anniversary of grant date over 3 years

8/23/2004 (b)	20% annually on anniversary of grant date over 5 years

10/20/2004	20% annually on anniversary of grant date over 5 years

12/31/2004	20% on grant date and 20% annually on anniversary of grant date over 4 years

(3)	Restricted stock units vest based upon the following vesting schedules:

Grant Date	Restricted Stock Units Vesting Schedule

9/15/2007(a)	20% on grant date and 20% annually on anniversary of grant date over 4 years

(4)	Shares of restricted stock vest based upon the following vesting schedules:

Grant Date	Restricted Stock Vesting Schedule

11/07/2005	20% on grant date and 20% annually on anniversary of grant date over 4 years

3/30/2006	20% on grant date and 20% annually on anniversary of grant date over 4 years

11/13/2006	20% on grant date and 20% annually on anniversary of grant date over 4 years

4/07/2008	20% on grant date and 20% annually on anniversary of grant date over 4 years

2009 Stock Vested

The following table provides additional information about the value realized by the named executive officers’ stock awards vesting during the fiscal year ended December 28, 2009. No stock option exercises occurred during such year.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
James Hyatt	—	—	155,000	111,290
William Koziel	—	—	25,000	17,025
Paul Bower	—	—	10,000	4,000
Vicki Baue	—	—	10,000	8,275
Becky Iliff	—	—	4,500	3,420

(1)	The value of these awards has been computed by multiplying the number of shares by the market value of the underlying shares on the vesting date.

Pension Benefits

The Company does not offer qualified or non-qualified defined benefit plans to its executive officer or employees.

Non-Qualified Deferred Compensation

The Company does not offer non-qualified defined contribution or other non-qualified deferred compensation plans to its executive officers or employees.

Potential Payments Upon Termination or Change-in-Control

There are potential costs associated with a change in control of the Company or termination of employment of certain named executive officers.

Compensation Arrangements Upon Change-in-Control or Termination Without Cause After Change-in-Control

Upon termination of employment (without cause) after a change-in-control of the Company (as defined below), severance benefits may be paid to James Hyatt in accordance with his employment agreement and to William Koziel, Vicki Baue, Paul Bower and Becky Iliff in accordance with their change in control severance agreements (each as described below).

Upon termination of employment without cause due to a change-in-control of the Company, or termination without cause after a change-in-control of the Company, severance payments and reimbursement for continuation of medical and health benefits under COBRA may be paid to Mr. Hyatt in accordance with his employment agreement and to Mr. Koziel, Ms. Baue, Mr. Bower and Ms. Iliff in accordance with their respective change-in-control severance agreements with the Company, as described below.

Solely due to a change-in-control of the Company (whether or not their employment is terminated), all unvested shares of restricted stock, restricted stock units and stock options previously awarded to the named executive officers (and to all other employees) would automatically vest.

James Hyatt, Chief Executive Officer and President

Under the terms of Mr. Hyatt’s employment agreement, if his employment is terminated without cause following a change in control of the Company, Mr. Hyatt would be paid his then-current base salary for a period of 12 months, payable in accordance with the Company’s regular payroll practices, as severance. Additionally, pursuant to an amendment to his employment agreement entered into in December 2008, Mr. Hyatt would be reimbursed for the premiums to continue medical and health benefits pursuant to COBRA for up to 12 months following the termination of his employment without cause after a change-in-control of the Company.

The estimated payments and benefits to Mr. Hyatt following the termination of his employment without cause following a change in control of the Company, as determined as of December 28, 2009, are included below in the compensation table captioned “Estimated Payments and Benefits Following a Change in Control”.

Other Executive Officers

Under the terms of the Change in Control Severance Agreements of the executive officers (other than Mr. Hyatt), if the executive’s employment is terminated without cause following a change in control of the Company, the executive would continue to be paid his or her then-current base salary as severance, for the period of time specified in the executive’s agreement. Additionally, the executives would be reimbursed for the premiums to continue their medical and health benefits pursuant to COBRA, for the period of time of time specified in their respective agreements. The time periods for which their severance and COBRA premiums may be paid, following the termination of their employment without cause after a change-in-control of the Company, are as follows:

•	Mr. Koziel and Ms. Baue: 12 months; and

•	Mr. Bower and Ms. Iliff: 9 months.

The estimated payments and benefits to these executives following the termination of their employment without cause after a change in control of the Company, as determined as of December 28, 2009, are included below in the compensation table captioned “Estimated Benefits Upon or Following a Change in Control”.

Change-in-Control Defined

Pursuant to the terms of Mr. Hyatt’s employment agreement and the terms of the other named executives’ change in control severance agreements, a change in control is generally defined as follows:

The date on which the earlier of the following events occur: (i) either (A) the acquisition by any entity, person or group (other than ZAM Holdings, L.P., LJCB Nominees Pty Ltd., Charles G. Phillips, or any entity related to any such party) of beneficial ownership, as that term is defined in Rule 13d-3 under the Exchange Act of more than 50% of the outstanding capital stock of Così entitled to vote for the election of directors (“Voting Stock”); or (B) the merger or consolidation of Così with one or more corporations or other entity as a result of which the holders of outstanding Voting Stock of Così immediately prior to such a merger or consolidation hold less than 60% of the Voting Stock of the surviving or resulting corporation or any direct or indirect parent corporation or entity of such surviving or resulting entity, and in addition to (A) or (B), (C) as a result of an event described in (A) or (B), the individuals who, at the beginning of such period, constitute the Board of Directors (the “Incumbent Directors”) cease for any reason other than death to constitute at least a majority thereof; provided, however, that “Change in Control” will not include any event described in clauses (i) through (iii) above (A) in which the executive is a member of the acquiring group or an officer or owner of the acquiring entity or (B) if following such event, the executive continues employment as a senior executive of Così.

The estimated payments and benefits to named executive officers following a change-in-control, as determined as of December 28, 2009, are summarized in the following table.

Estimated Benefits Upon or Following a Change in Control

	Early Vesting of Stock Options (1)(2)		Early Vesting of Shares or Units of Stock (2)		Severance Payments (3)	COBRA (3)
Name	#	($)	#	($)	($)	($)
James Hyatt	—	—	110,000	58,300	600,000	10,656
William Koziel	2,996	1,588	17,500	9,275	261,500	16,389
Paul Bower	—	—	30,000	15,900	146,438	12,291
Vicki Baue	—	—	2,500	1,325	205,000	5,099
Becky Iliff	—	—	—	—	168,750	3,824

(1)	The values in this table are based on the closing price of the Company’s stock on December 28, 2009.

(2)	Solely due to a change in control of the Company, all unvested shares of stock, unvested stock options and unvested restricted stock units previously awarded would automatically vest.

(3)
Severance payments and reimbursement for COBRA premiums would be payable to James Hyatt, William Koziel, Paul Bower, Vicki Baue and Becky Iliff upon termination of their employment without cause following a change in control.

Compensation Arrangements for Termination of Employment Without Cause (other than Change in Control)

Upon termination of Mr. Hyatt’s employment without cause not related to a change in control of the Company, or Mr. Hyatt’s termination of his employment for good reason (as defined in his employment agreement), severance benefits may be paid to him in accordance with his employment agreement. Additionally, upon any such termination, the Company would be required to deliver to Mr. Hyatt shares in settlement of his vested restricted stock units, payable as soon as practicable but not more than 90 days after the date such termination occurs, subject to applicable law.

The other named executive officers are not covered under severance agreements (other than termination without cause related to a change in control) or a general severance plan, and any severance benefits payable to them would be determined by the Compensation Committee in its discretion.

James Hyatt. The initial term of Mr. Hyatt’s employment pursuant to his employment agreement is five years, subject to automatic renewal for additional successive three-year renewal options unless the Company provides Mr. Hyatt with at least 30 days’ written notice of non-renewal. Mr. Hyatt’s employment may be terminated by either party at any time for any reason. However, in the event his employment with the Company is terminated (i) by the

Company without cause (as defined in his agreement), (ii) by Mr. Hyatt for good reason (as defined in his agreement), or (iii) due to Mr. Hyatt’s death or total disability (as defined in his agreement), all shares of stock and stock units previously awarded to Mr. Hyatt but unvested would immediately vest at the time of such termination.

In addition to the accelerated vesting described above, in the event Mr. Hyatt’s employment is involuntarily terminated by the Company without cause or by Mr. Hyatt for good reason, he would continue to receive his then-current base salary as severance for a period of 12 months, and he would be reimbursed for the premiums to continue his medical and health benefits pursuant to COBRA for up to 12 months, following the date of termination of his employment.

The estimated costs following termination without cause (other than due to a change in control) (as defined in his employment agreement), or termination by Mr. Hyatt for good reason (as defined in his employment agreement), determined as of December 29, 2008, are summarized in the following table:

Estimated Benefits Upon Termination Without Cause or For Good Reason

(Other Than Following a Change of Control)

	Early Vesting of Stock Options		Early Vesting of Shares or Units of Stock (1)		Severance Payments (2)	COBRA (2)
Name	#	($)	#	($)	($)	($)
James Hyatt			110,000	58,300	600,000	10,656

(1)	Based on the closing price of the Company’s stock on December 28, 2009.

(2)	Severance payments and reimbursement of COBRA premiums would be payable to James Hyatt upon termination by the Company without cause or by Mr. Hyatt for good reason as reflected in the table above.

Potential Costs upon Termination for Cause

Upon termination of employment with cause, named executive officers would be paid salary and benefits accrued through the effective date of termination, representing earned but unpaid base salary and any accrued but unused vacation, and all unvested shares of restricted stock and stock options previously granted would be forfeited as of the effective date of such termination. Additionally, the Company would be required to deliver shares to Mr. Hyatt in settlement of his vested restricted stock units, as soon as reasonably practicable, but not more than 90 days, after the occurrence of such termination, subject to applicable law.

Payments upon Death

Under our benefits program, all of our eligible employees, including the named executive officers, receive basic life insurance in an amount equal to one times their annual base salary up to a maximum amount of $150,000, and they have the option to purchase additional life insurance in an amount that, together with their basic life insurance, does not exceed $500,000. Upon death, all unvested shares of restricted stock and restricted stock units previously granted would automatically fully vest.

COMPENSATION OF DIRECTORS

Annual compensation for non-employee directors for 2009 was comprised of cash compensation and equity compensation, which consisted of shares of restricted stock. Each of these components is described in more detail below. Employee directors do not receive any compensation in connection with their director service.

The following table summarizes the compensation paid to our non-employee directors for service on the Board during fiscal 2009:

2009 Director Compensation

	Fees Earned
	or Paid in	Stock	All Other
	Cash	Awards	Compensation
Name	($)	($) (1)(2)	($) (3)	Total
Mark Demilio	34,000	25,000	54,000	113,000
Creed Ford III	23,500	25,000	—	48,500
Robert Merritt	34,000	25,000	—	59,000
Michael O’Donnell	33,500	25,000	—	58,500
Karl Okamoto	31,500	25,000	54,000	110,500

_______________

(1)
Each non-employee director is awarded common stock in the amount of $25,000 pursuant to the Amended and Restated Così, Inc. Non-Employee Director Stock Incentive Plan. The value of the stock awards includes the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The Company’s accounting treatment for equity awards is set forth in the Company’s 2009 Consolidated Financial Statements as reported on Form 10-K. As of the end of fiscal 2009, there were no unvested stock awards and no stock option awards for non-employee directors outstanding.

(2)
On May 27, 2009, each of the non-employee directors was awarded 39,062 shares of the Company’s common stock, having a fair value of $0.64 per share on the award date, representing the annual non-employee director stock compensation.

(3)
This amount represents the fees paid to Mark Demilio and Karl Okamoto for serving on the Special Committee formed in November 2008 by the Company’s Board of Directors to review and evaluate strategic alternatives to enhance stockholder value. Each of Mark Demilio and Karl Okamoto, as members of the Special Committee, were paid an initial fee of $50,000 and earned weekly fees in the amount of $3,000 per week, commencing on November 4, 2008, for their services as members of the Special Committee. Payment of the weekly fees that were earned commenced in January 2009.

Description of Non-Employee Director Compensation

The Nominating/Corporate Governance Committee and the Compensation Committee annually review the compensation of directors.

During 2009, directors who were not employees of the Company or any of its subsidiaries received compensation for their service on the Board and were eligible to participate in the Amended and Restated Così, Inc. Non-Employee Director Stock Incentive Plan, as described below. Messrs. Demilio, Ford, Merritt, O’Donnell and Okamoto were independent directors during fiscal 2009. As Chief Executive Officer and President of the Company, James Hyatt was not compensated for serving as a director on the Board during fiscal 2009.

The Company paid the following cash compensation in quarterly payments during the 2009 fiscal year to its non-employee directors. The Company awards the annual common stock grant on the day of the Company’s Annual Meeting of Stockholders.

Annual Board Retainer	$10,000
Additional Annual Board Chairman Retainer	$20,000
Annual Audit Committee Chair Retainer	$10,000
Board Meeting In-Person Attendance Fees (per meeting)	$2,000
Board Meeting Telephonic Attendance Fees (per meeting)	$1,000
Annual Stock Grant	Value equal to $25,000

Directors are also reimbursed for out-of-pocket expenses incurred in connection with their service as directors.

Beginning in March 2010, based on the recommendation of L&A, the independent compensation consultant, the Chair of the Compensation Committee will be paid an annual retainer of $5,000, in addition to the meeting fees and annual stock grant.

Amended and Restated Così, Inc. Non-Employee Director Stock Incentive Plan

The Amended and Restated Così, Inc. Non-Employee Director Stock Incentive Plan, as approved at the 2004 Annual Meeting of Stockholders, provides for (i) automatic grants of shares of common stock to non-employee directors and (ii) discretionary grants of non-qualified stock options and stock appreciation rights (“SARs”) to non-employee directors. The Board has the discretionary authority to determine the eligibility of non-employee directors to receive stock options and SARs, the time or times at which the options or SARs may be exercised and whether all of the options or SARs may be exercised at one time or in increments. No stock options or SARs were granted to the Company’s non-employee directors during fiscal 2009. Under the terms of the plan, each non-employee director annually receives an automatic grant of the Company’s common stock having a fair value of $25,000 at the time of the award. A total of 250,000 shares of common stock were reserved for issuance under the Amended and Restated Così, Inc. Non-Employee Director Stock Incentive Plan. As of May 2009, all of the shares reserved for issuance under the plan were issued, and a portion of the grants to non-employee directors in May 2009 were made under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan.

Chairman of the Board

Appointment of New Chairman of the Board

Robert Merritt was appointed as the non-executive Chairman of the Board on November 4, 2008 and served as such until March 9, 2010. While serving as non-executive Chairman of the Board, Mr. Merritt was paid an annual Board retainer equal to three times the normal annual retainer paid to non-employee directors, or $30,000, in addition to the automatic annual stock grant of the Company’s common stock having a fair value of $25,000 at the time of award granted to the Company’s non-employee directors. He was also paid for any Board meetings attended at the rate of $2,000 per meeting for in-person meetings and $1,000 for teleconference meetings, and he was also reimbursed for out-of-pocket expenses incurred in connection with his service as a director. The total compensation paid to Mr. Merritt in fiscal year 2009 is summarized in the table above captioned “2009 Director Compensation”. On March 9, 2010, Mark Demilio was appointed as the non-executive Chairman of the Board and will be compensated on the same terms.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee makes all compensation decisions required to be made by the Compensation Committee pursuant to the Compensation Committee’s Charter. The current members of the Compensation Committee are Messrs. O’Donnell and Okamoto, as Chair. None of the Compensation Committee members has served as an officer or employee of the Company. No interlocking relationship exists between the Company’s Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 28, 2009, with respect to the Company’s equity compensation plans under which shares of the Company’s common stock may be issued.

Equity Compensation Plan Information (1)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Equity compensation plans approved by stockholders	927,534	$8.04	2,047,406

Equity compensation plans not approved by stockholders	None	None	None

Total	927,534	$8.04	2,047,406

_________________

(1)	The information in this chart is determined as of December 28, 2009.

(2)	The totals in this column reflect outstanding stock options, as the Company has not granted warrants or rights to employees.

(3)
The totals in this column pertain to the Omnibus Plan which was approved by stockholders and implemented in May 2005. There are no other long-term incentive plans applicable to employees in effect as April 5, 2010.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners
As of April 29, 2010, the following are the only persons known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding shares of common stock.

Beneficial Owners of More Than 5% Stock

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned (1)
Ronald J. Juvonen	7,064,227	(2)	13.77%
c/o Downtown Associates, L.L.C. 674 Unionville Road, Suite 105 Kennett Square, Pennsylvania 19348

Daniel O’Byrne, Vice President	4,975,813	(3)	9.7%
Royce & Associates, L.L.C. 745 Fifth Avenue New York, New York 10151

ZAM Equities, L.P.	4,619,064	(4)	9.0%
c/o Morton Holdings, Inc. 283 Greenwich Avenue Greenwich, Connecticut 06830

Greek Investments, Inc.	3,118,548	(5)	6.1%
Harbour House Queen Street Grand Turk Turks and Caicos Islands

________________

(1)
Ownership percentages are based on 51,314,151 shares of common stock outstanding as of April 29, 2010. With respect to each person, percentage ownership is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of outstanding shares at such date and the number of shares such person has the right to acquire upon exercise of options or warrants that are currently exercisable or are exercisable on or before June 29, 2010.

(2)
This information is based on a Form 4/A filed with the SEC on January 25, 2010 by Ronald Juvonen, c/o Downtown Associates, L.L.C. According to the Form 4/A, 7,064,227 shares or 13.77% of the total shares outstanding of the Company’s common stock are held by Downtown Associates I, L.P. and Downtown Associates II, L.P (collectively, the “Downtown Funds”). Mr. Juvonen’s indirect interest in the securities held by the Downtown Funds is limited to his pecuniary interest, if any, in the Downtown Funds.

(3)
This information is based on a Schedule 13G/A filed with the SEC on February 8, 2010, by Royce & Associates, L.L.C., a registered investment advisor. According to the Schedule 13G/A, Royce & Associates, L.L.C. beneficially owns and has sole voting and sole dispositive power over 4,975,813 shares or 9.7% of the total shares outstanding of the Company’s common stock, and various funds managed by Royce & Associates, L.L.C. have the right to receive or the power to direct the receipt of dividends or proceeds from the sale of the shares. The interest of one account, Royce Value Plus Fund, a registered investment company managed by Royce & Associates, L.L.C., amounted to 4,975,813 shares or 9.7% of the total shares outstanding of the Company’s common stock.

(4)
This information is based on a Schedule 13G/A filed with the SEC on February 16, 2010, by ZAM Equities, L.P. (“ZAM Equities”), a Delaware limited partnership, Morton Holdings, Inc. (“Morton Holdings”), a Delaware corporation, and Philip B. Korsant (“Korsant”). According to the Schedule 13G/A, ZAM Equities, Morton Holdings, and Korsant, collectively, beneficially own and have shared voting and shared dispositive power over 4,619,064 shares or 9.0%, and Morton Holdings, as the general partner of ZAM Equities, and Korsant, as the sole shareholder of Morton Holdings, may have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares held in the name of ZAM Equities.

(5)
This information is based on a Schedule 13G filed with the SEC on January 22, 2010, by Greek Investments, Inc (“Greek Investments”), a corporation organized in the Turks and Caicos Islands, Jorge Constantino (“J Constantino”), and Panavotis Constantino (“P Constantino”). According to the Schedule 13G, Greek Investments, J Constantino and P Constantino, collectively, beneficially own and have shared voting and shared dispositive power over 3,118,548 shares or 6.1% of the total shares outstanding of the Company’s common stock.

The determination that there were no other persons, entities, or groups known to the Company to beneficially own more than 5% of the Company’s common stock was based on a review of the Company’s internal records and of all statements filed with respect to the Company since the beginning of the past fiscal year with the Securities and

Exchange Commission (the “SEC”) pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Security Ownership of Management and Directors

The following table sets forth certain information regarding ownership of the Company’s common stock as of April 29, 2010, by (i) each of the members of the Company’s Board of Directors, (ii) each of the Company’s executive officers named in the “Summary Compensation Table” under “Executive Compensation” below, and (iii) all directors and executive officers of the Company as a group. All shares were owned directly with sole voting and investment power unless otherwise indicated.

Security Ownership of Management and Directors

	Shares of Common Stock		Percent of Common Stock
	Beneficially		Beneficially
Name of Beneficial Owner (1)	Owned		Owned (2)
Mark Demilio	261,671		*
Robert Merritt	306,393		*
Creed L. Ford, III	462,364		*
Michael O’Donnell	70,286		*
Karl Okamoto	64,527		*
James Hyatt	440,062	(3)	*
William Koziel	305,256	(4)	*
Paul Bower	91,519		*
Vicki Baue	138,549	(5)	*
Becky Iliff	53,931		*
All executive officers and directors as a group (11 persons)	2,392,157	(6)	4.66%

_________________

*	Represents less than 1%.

(1)	Each person listed in the table is or was a director or named executive officer of the Company, with an address at c/o Così, Inc., 1751 Lake Cook Road, Suite 600, Deerfield, Illinois 60015.

(2)
Ownership percentages are based on 51,314,151 shares of common stock outstanding as of April 29, 2010, and shares represented by options and warrants that are exercisable on or before June 29, 2010. With respect to each person, percentage ownership is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of outstanding shares at such date and the number of shares such person has the right to acquire upon exercise of options or warrants that are currently exercisable or are exercisable on or before June 29, 2010.

(3)	Includes 195,000 deferred restricted stock units that have vested or that vest within 60 days.

(4)	Includes 79,956 shares of common stock issuable upon exercise of outstanding options at a weighted average exercise price of $4.95 per share.

(5)	Includes 25,000 shares of common stock issuable upon exercise of outstanding options at a weighted average exercise price of $5.20 per share.

(6)
These 11 persons include all current members of the Company’s Board of Directors and the executive officers detailed under “Information About the Nominees, the Continuing Directors and Executive Officers” below.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

The Company has a written policy with respect to the review, approval and ratification of related person transactions. This policy applies to any transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in which (i) the aggregate amount involved will or may be expected to exceed $50,000 in any fiscal year; (ii) the Company is a participant and (iii) any “related person” (defined as a director, director nominee, an executive officer or someone who owns more than 5% of our common shares, or an immediate family member of any of the foregoing persons, with certain exceptions) has or will have a direct or indirect interest. Under the policy, the Company’s General Counsel will determine whether a transaction meets the definition of a related person transaction that will require review by the Audit Committee. The Audit Committee will review all related person transactions referred to them and, based on the relevant facts and circumstances, will decide whether or not to approve such transactions. Only those transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders will be approved. If the Company becomes aware of an existing related person transaction that was not approved under this policy, the matter will be referred to the Audit Committee, and the Audit Committee will evaluate all options available, including ratification, amendment or termination of the transaction.

The Company has determined that, under the policy, the following types of transactions will be deemed to be pre-approved: (i) employment of an executive officer if the related compensation is required to be reported in the Company’s proxy statement; (ii) employment of an executive officer if he or she is not an immediate family member of another executive officer or director of the Company, the related compensation would have been reported in the Company’s proxy statement if he or she was a “named executive officer” and the Company’s Compensation Committee approved (or recommended that the Board approve) such compensation; (iii) compensation paid to a director if the compensation is required to be reported in the Company’s proxy statement; (iv) any transaction where the related person’s interest arises solely from the ownership of the Company’s common stock and all holders of the Company’s common stock received the same benefit on a pro rata basis; (v) any transaction involving competitive bids; (vi) any transaction in which the rates or charges incurred are subject to governmental regulation and (vii) any transaction involving bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services.

The Company’s executive management team approved the above policy in April 2007. Although not previously set forth in a written policy, the Company has followed the above approval procedures when considering all related person transactions in the past.

DIRECTOR INDEPENDENCE

It is the policy of the Company that the Board consist of a majority of independent directors, who meet the independence requirements of the Nasdaq Marketplace Rules.

The Board has affirmatively determined that five of its six directors, including all members of the Audit, Compensation and Nominating/Corporate Governance Committees, are “independent” as defined by the listing standards of The Nasdaq Global Market (“Nasdaq”) and all applicable rules and regulations of the SEC. The five independent directors are Mark Demilio, Creed L. Ford, III, Robert Merritt, Michael O’Donnell and Karl Okamoto.

Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table presents the aggregate fees billed for professional services rendered by BDO Seidman, LLP in fiscal years 2009 and 2008. Other than as set forth below, no professional services were rendered or fees billed by BDO Seidman, LLP during fiscal years 2009 and 2008.

	BDO Seidman, LLP
	FY 2009 Total	FY 2008 Total
Audit Fees (1)	$390,040	$423,141

Audit-Related Fees	$14,544	$12,783

Tax Fees (2)	$53,965	$85,988

All Other Fees	$—	$—

TOTAL	$458,549	$521,912
_______________

(1)
Audit fees consist of professional services rendered for the audit of the Company’s consolidated annual financial statements and the reviews of the Company’s quarterly financial statements. This category also includes fees for work related to the requirements of Section 404 of the Sarbanes Oxley Act, review of the Annul Franchise Disclosure Document in connection with state franchise registrations, 401K audit, review of S-3, and the issuance of comfort letters, consents, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)
Tax fees consist of fees for professional services rendered to the Company for tax compliance, tax advice and tax planning, including a study relating to Section 382 of the Internal Revenue Code of 1986, as amended, with respect to the availability of certain tax benefits.

Pre-Approved Services

Consistent with SEC policies regarding auditor independence, the Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to review and pre-approve all audit, internal-control related and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, internal-control related services, tax services and other services.

Prior to engagement of the independent registered public accounting firm, the Committee shall pre-approve all audit services and all permitted non-audit services (including the estimated fees), except those excluded from requiring pre-approval based upon the de minimus exception set forth in Section 10A(i)(1)(b) of the Exchange Act. The Audit Committee also specifically pre-approves any engagement of the independent registered public accounting firm to provide internal-control related services and other services.

Prior to engaging BDO Seidman, LLP to render the above services, and pursuant to its charter, the Audit Committee approved the engagement for each of the above services and determined that the provision of such services by the independent registered public accounting firm was compatible with the maintenance of BDO Seidman, LLP’s independence in the conduct of its auditing services.

The Audit Committee will use the following procedures for the pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.

Before engagement of the independent registered public accounting firm for the next year’s audit, the independent registered public accounting firm will submit a detailed description of services expected to be rendered during that year within each of four categories of services to the Audit Committee for approval.

1.	Audit Services include audit work performed on the financial statements, as well as work that

2.
generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

Audit-Related Services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and, special procedures required to meet certain regulatory requirements.

3.
Tax Services include all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax analysis; assisting with coordination of execution of tax related activities, primarily in the area of corporate development; supporting other tax related regulatory requirements; and tax compliance and reporting.

4.	Other Services are those associated with services not captured in the other categories. The Company generally doesn’t request such services from the independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves independent registered public accounting firm services within each category. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Item 15.                                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)           Exhibits

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
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date:  May 12, 2010

EXHIBIT INDEX
Exhibit No.	Description
31.1	Filed herewith Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Filed herewith Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.