Form 10-Q
period 2010-03-29
COSI INC
filed 2010-05-13
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2010
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
Number of shares of Common Stock, $.01 par value, outstanding at May 4, 2010: 51,551,201

COSI, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Cosi, Inc.
Consolidated Balance Sheets
As of March 29, 2010 and December 28, 2009
(dollars in thousands, except share and per share data)

	March 29, 2010	December 28, 2009
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$7,052	$4,079
Accounts receivable, net	669	560
Inventories	934	967
Prepaid expenses and other current assets	1,616	2,136

Total current assets	10,271	7,742

Furniture and fixtures, equipment and leasehold improvements, net	20,842	22,100
Intangibles, security deposits and other assets, net	1,618	1,728

Total assets	$32,731	$31,570

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,219	$3,079
Accrued expenses	9,021	9,628
Deferred franchise revenue	53	44
Current portion of other long-term liabilities	506	588

Total current liabilities	12,799	13,339

Deferred franchise revenue	2,494	2,563
Other long-term liabilities, net of current portion	6,035	6,343

Total liabilities	21,328	22,245

Commitments and contingencies

Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 51,551,201 and 40,862,474 shares issued, respectively	516	409
Additional paid-in capital	283,019	277,994
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(270,934)	(267,880)

Total stockholders’ equity	11,403	9,325

Total liabilities and stockholders’ equity	$32,731	$31,570

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Operations
For the Three Month Periods Ended March 29, 2010 and March 30, 2009
(dollars in thousands, except share and per share data)

	Three Months Ended
	March 29,	March 30,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$27,074	$28,124
Franchise fees and royalties	525	542

Total revenues	27,599	28,666

Costs and expenses:
Cost of food and beverage	6,329	6,237
Restaurant labor and related benefits	10,664	10,744
Occupancy and other restaurant operating expenses	9,044	8,967

	26,037	25,948
General and administrative expenses	3,321	3,834
Depreciation and amortization	1,380	1,964
Restaurant pre-opening expenses	—	4
Closed store costs	—	43
Lease termination expense	1	202
Gain on sale of assets	(87)	—

Total costs and expenses	30,652	31,995

Operating loss	(3,053)	(3,329)

Interest income	—	1
Interest expense	(1)	(1)
Other income	—	3

Net loss	$(3,054)	$(3,326)

Per Share Data:
Loss per share, basic and diluted	$(0.06)	$(0.08)

Weighted average shares outstanding:	48,982,134	40,261,278

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 29, 2010
(unaudited)
(dollars in thousands, except share data)

	Common Stock			Treasury Stock
			Additional
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, December 28, 2009	40,862,474	$409	$277,994	239,543	$(1,198)	$(267,880)	$9,325

Issuance of common stock (1)	10,451,677	105	4,790				4,895
Net issuance of restricted stock	(1,200)	2	(2)				—
Stock-based compensation	238,250		237				237
Net loss						(3,054)	(3,054)

Balance, March 29, 2010	51,551,201	$516	$283,019	239,543	$(1,198)	$(270,934)	$11,403

(1)	The additional paid-in capital represents the proceeds net of issuance costs from the shareholder rights offering and related private placement to directors and officers of the Company
The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 29, 2010 and March 30, 2009
(dollars in thousands)

	March 29,	March 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,054)	$(3,326)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,380	1,964
Gain on sale of assets	(87)	—
Provision for bad debts	10	57
Stock-based compensation expense	237	294
Changes in operating assets and liabilities:
Accounts receivable	(119)	215
Inventories	33	99
Prepaid expenses and other current assets	520	397
Other assets	26	41
Accounts payable and accrued expenses	(467)	(205)
Deferred franchise revenue	(60)	(56)
Lease termination reserve	(154)	—
Other long-term liabilities	(236)	(378)

Net cash used in operating activities	(1,971)	(898)

Cash flows from investing activities:
Capital expenditures	(122)	(115)
Proceeds from sale of assets	171	—

Net cash provided by (used in) investing activities	49	(115)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,226	—
Common stock issuance costs	(331)

Net cash provided by financing activities	4,895	—

Net increase (decrease) in cash and cash equivalents	2,973	(1,013)
Cash and cash equivalents, beginning of period	4,079	5,589

Cash and cash equivalents, end of period	$7,052	$4,576

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$115	$107

The accompanying notes are an integral part of these consolidated financial statements.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the financial statements reflect all adjustments that are necessary for a fair presentation of the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing financial statements in conformity with U.S. GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.
As used in this quarterly report on Form 10-Q, unless the context requires otherwise, the terms “we,” “our,” “Company” or “Cosi” refer to Cosi, Inc. and its consolidated subsidiaries.
The balance sheet at December 28, 2009 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three month periods ended March 29, 2010 and March 30, 2009 are not indicative of the results for the full fiscal year.
Certain amounts in the March 31, 2009 consolidated statement of operations have been reclassified to conform to the March 30, 2010 presentation.
This Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2009, as filed with the Securities and Exchange Commission (“SEC”).
There have been no material changes to our significant accounting policies and estimates from the information provided in Note 1 of our consolidated financial statements included in our Form 10-K for the fiscal year ended December 28, 2009.
Note 2 — Stock-Based Compensation Expense
A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended
	(in thousands)
	March 29,	March 30,
	2010	2009

Stock option compensation expense	$1	$14
Restricted stock compensation expense, net of forfeitures	236	280

Total non-cash, stock-based compensation expense, net of forfeitures	$237	$294

As of March 29, 2010, there is no remaining unrecognized compensation expense related to stock options granted under the Company’s various incentive plans. As of March 29, 2010, there was approximately $0.8 million of total unrecognized compensation expense related to restricted stock shares and units granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”). The expense related to these grants is being recognized on a straight-line basis from the date of each grant through fiscal 2014.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
During the first quarter of fiscal 2010, pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 238,250 restricted stock shares and 200,000 restricted stock units to key employees. The vesting of these shares and stock units will occur as follows: (i) 20% of the stock shares and stock units vested on the grant date, and (ii) an additional 20% of the stock shares and stock units will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares and the stock units for the grants made during the first quarter of fiscal 2010, based on the closing price of our common stock on the date of the grants, was approximately $0.4 million. There were no issuances for restricted stock shares, restricted stock units, or stock options during the first quarter of fiscal 2009.
Stock-based compensation expense, net of forfeitures, relating to grants for restricted stock shares and restricted stock units of approximately $0.2 million and $0.3 million is included in the accompanying consolidated statement of operations for the quarters ended March 29, 2010 and March 30, 2009, respectively.
During the first quarter of fiscal 2010 and fiscal 2009, 1,200 and 2,000 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.01 million and $0.02 million, respectively. The accompanying consolidated statement of operations for the three month periods ended March 29, 2010 reflects the reversal of approximately $0.01 million of previously amortized costs related to these forfeited shares during the first quarter of fiscal 2010.
Note 3 — Earnings Per Share
Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. As of March 29, 2010, there were 247,600 unvested restricted shares of common stock outstanding and there were no stock options that were in-the-money. As of March 30, 2009, there were 130,200 unvested restricted shares of common stock outstanding and there were no stock options that were in-the-money. The unvested restricted shares meet the requirements for participating securities but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. At March 29, 2010 and at March 30, 2009 there were, respectively, 270,000 and 265,000 unvested restricted stock units. The unvested stock units do not meet the requirements for participating securities and were not included in the computation of basic and diluted earnings per share. Out-of-the-money stock options were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. Out-of-the-money stock options to purchase an aggregate of 590,521 and 700,633 shares of common stock were outstanding at March 29, 2010 and March 30, 2009, respectively.
Note 4 — Asset impairments
In accordance with FASB Accounting Standards Codification Topic 360 (ASC Topic 360), (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), we evaluate possible impairment at the individual restaurant level periodically and record an impairment loss whenever we determine impairment factors are present. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Restaurants are not considered for impairment during the period before they enter the comparable restaurant base, unless specific circumstances warrant otherwise.
We did not record any asset impairments during the first quarter of fiscals 2010 and 2009.
Note 5 — Lease Termination Costs
During the first quarter of fiscal 2010 we incurred lease termination costs of less than $0.01 million. During the first quarter of fiscal 2009, we recorded a lease termination charge of approximately $0.2 million related to an underperforming location in the Midwest region where we reached a lease termination agreement with the landlord. As of March 29, 2010, the remaining balance of this lease termination commitment was approximately $0.1 million.
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
Note 6 — Contingencies
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
Note 7 — Income Taxes
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
As of December 28, 2009, we had net operating loss (“NOL”) carryforwards of approximately $187.5 million for U.S. federal income tax purposes. Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income, possibly reducing the amount of cash available to the corporation to satisfy its obligations. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period. We do not believe that the recent rights offering (see Note 9) has triggered an ownership change. In addition, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

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
Note 8 — New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Update No. 2010-06 (“ASU 2010-06”), which provides updated guidance on disclosure requirements under Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosures (formerly SFAS 157, “Fair Value Measures”). We have adopted ASU 2010-06 as of January 25, 2010. The adoption did not have a significant impact on the Company’s consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a significant impact on our consolidated financial statements upon adoption.
Note 9 — Rights Offering and Private Placement of Common Stock
On January 6, 2010, we completed a shareholders’ rights offering to our shareholders of record as of November 9, 2009. We issued a total of 10,000,000 shares of our $0.01 par value common stock at a subscription price of $0.50 per share. In conjunction with the rights offering, our executive officers and outside directors purchased an aggregate 451,677 shares of our $0.01 par value common stock, at a subscription price of $0.50 per share, through a private placement. We received, in the aggregate, net proceeds of approximately $4.9 million from the rights offering and the private placement of common stock.
Note 10 — Subsequent Events
Sale of Assets
On April 27, 2010, we completed the sale of thirteen restaurants and related assets in the Washington, D.C. market to Capitol C Restaurants LLC (“Capitol C”) for $8.35 million. The sale was made pursuant to an Asset Purchase and Sale Agreement dated April 27, 2010, by and among the Company, Cosi Sandwich Bar, Inc., a wholly-owned subsidiary of the Company, Capitol C and Capitol C Holdings LLC (“Holdings”), the parent company of Capitol C. Under the terms of the Asset Purchase and Sale Agreement, $6.4 million of the purchase price was paid in cash at closing, $1.35 million is to be paid pursuant to a three-year promissory note and the balance of $0.6 million is being held in escrow subject to the satisfaction of certain conditions. The restaurants will be operated under franchise agreements between the Company and Capitol C, and Holdings has entered into a development agreement to open six additional Cosi restaurants in the District of Columbia area.

COSI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
As a result of this sale, we will dispose of approximately $3.3 million in net furniture and fixtures, equipment and leasehold improvements, and recognize a gain on the sale of assets of approximately $5.0 million during the second quarter of fiscal 2010. In addition, our current accounts receivable and non-current note receivable will increase by $0.2 million and $1.75 million, respectively, due to the $1.35 million promissory note and the $0.6 million held in escrow.
Our 2009 net restaurant sales from the thirteen restaurants sold were approximately $18.7 million with related restaurant level operating costs and expenses of approximately $16.0 million. Additionally, there was $1.4 million of depreciation and amortization associated with these restaurants and $0.9 million of general and administrative costs. Had the sale of these restaurants occurred on the first day of our fiscal 2009, and assuming these restaurants generated the same level of sales when operated by Capitol C, the franchise royalty income recognized from these thirteen restaurants would have been approximately $0.9 million for fiscal 2009. This would have resulted in a reduction in our fiscal 2009 net loss of approximately $0.6 million.
The pro forma financial statements which were previously filed by the Company with the SEC on a Current Report on Form 8-K on April 30, 2010 are hereby incorporated by reference.
Regaining Compliance with NASDAQ Listing Standards
On April 27, 2010 we received notice from the Listing Qualifications Department of The NASDAQ Stock Market that we have regained compliance with the NASDAQ Listing Standards by curing our bid price and stockholders’ equity deficiencies. As of April 21, 2010, the bid price of our common stock had closed above the $1.00 minimum requirement for a period of 10 consecutive trading days. Additionally, based on total shares outstanding of 51,551,201, our common stock has exceeded the alternative minimum $50 million market value of listed securities requirement as required by Listing Rule 5450(b)(2)(A). We now meet all continued listing standards for the NASDAQ Global Market. As a result, we were removed from the hearings process and the scheduled hearing before the NASDAQ Hearings Panel was cancelled.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended March 29, 2010 and March 30, 2009 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2009 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.
OVERVIEW
System wide restaurants:

	For the Three Months Ended
	March 29, 2010			March 30, 2009
	Company-			Company-
	Owned	Franchise	Total	Owned	Franchise	Total

Restaurants at beginning of period	99	46	145	101	50	151
New restaurants opened	—	—	—	—	1	1
Restaurants permanently closed	—	2	2	4	3	7

Restaurants at end of period	99	44	143	97	48	145

As of March 29, 2010 there were 99 Company-owned and 44 franchised premium convenience restaurants operating in 18 states, the District of Columbia, and the United Arab Emirates (UAE). Subsequent to the first quarter of fiscal 2010, we sold thirteen company-owned restaurants in the District of Columbia to a franchisee (see Note 10). Subsequent to this sale, there are 86 Company-owned and 57 franchised premium convenience restaurants. During the first quarter of fiscal 2010, we closed two franchised restaurants, one in Minnesota and one in the UAE. During the first quarter of fiscal 2009, one new franchised restaurant opened in the UAE. In addition, during the first quarter of fiscal 2009, we closed four underperforming Company-owned and three franchised restaurants, of which three were in the Chicago area, two were in Pennsylvania, and two were in New Jersey.
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
Recent Developments
Sale of Assets
On April 27, 2010, we completed the sale of thirteen restaurants and related assets in the Washington, D.C. market to Capitol C Restaurants LLC (“Capitol C”) for $8.35 million. The sale was made pursuant to an Asset Purchase and Sale Agreement dated April 27, 2010, by and among the Company, Cosi Sandwich Bar, Inc., a wholly-owned subsidiary of the Company, Capitol C and Capitol C Holdings LLC (“Holdings”), the parent company of Capitol C. Under the terms of the Asset Purchase and Sale Agreement, $6.4 million of the purchase price was paid in cash at closing, $1.35 million is to be paid pursuant to a three-year promissory note and the balance of $0.6 million is being held in escrow subject to the satisfaction of certain conditions. The restaurants will be operated under franchise agreements between the Company and Capitol C, and Holdings has entered into a development agreement to open six additional Cosi restaurants in the District of Columbia area.
As a result of this sale, we will dispose of approximately $3.3 million in net furniture and fixtures, equipment and leasehold improvements, and recognize a gain on the sale of assets of approximately $5.0 million during the second quarter of fiscal 2010. In addition, our current accounts receivable and non-current note receivable will increase by $0.2 million and $1.75 million, respectively, due to the $1.35 million promissory note and the $0.6 million held in escrow.
Our 2009 net restaurant sales from the thirteen restaurants sold were approximately $18.7 million with related restaurant level operating costs and expenses of approximately $16.0 million. Additionally, there was $1.4 million of depreciation and amortization associated with these restaurants and $0.9 million of general and administrative costs. Had the sale of these restaurants occurred on the first day of our fiscal 2009, and assuming these restaurants generated the same level of sales when operated by Capitol C, the franchise royalty income recognized from these thirteen restaurants would have been approximately $0.9 million for fiscal 2009. This would have resulted in a reduction in our fiscal 2009 net loss of approximately $0.6 million.
The pro forma financial statements which were previously filed by the Company with the SEC on a Current Report on Form 8-K on April 30, 2010 are hereby incorporated by reference.
Regaining Compliance with NASDAQ Listing Standards
On April 27, 2010 we received notice from the Listing Qualifications Department of The NASDAQ Stock Market that we have regained compliance with the NASDAQ Listing Standards by curing our bid price and stockholders’ equity deficiencies. As of April 21, 2010, the bid price of our common stock had closed above the $1.00 minimum requirement for a period of 10 consecutive trading days. Additionally, based on total shares outstanding of 51,551,201, our common stock has exceeded the alternative minimum $50 million market value of listed securities requirement as required by Listing Rule 5450(b)(2)(A). We now meet all continued listing standards for the NASDAQ Global Market. As a result, we were removed from the hearings process and the scheduled hearing before the NASDAQ Hearings Panel was cancelled.

CRITICAL ACCOUNTING POLICIES
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.
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
Stock-Based Compensation Expense: In accordance with ASC 718-10-25 Compensation — Stock Compensation, we recognize stock-based compensation expense according to the fair value recognition provision, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation expense be recognized in the financial statements.

We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant. The weighted average fair values of the stock options granted through 2005, the last time we issued stock options, were determined using the Black-Scholes option-pricing model.
We estimate stock option forfeitures in calculating the expense relating to stock-based compensation. The expected volatility is based on an average of the historical volatility of the Company’s stock, the implied volatility of market options, peer company volatility, and other factors. The average expected life represents the period of time that stock option grants are expected to be outstanding and is derived from historical terms and other factors. The risk-free interest rate is based on the rate of U.S. Treasury zero-coupon issues with remaining term equal to the expected life of stock option grants.
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
COMPARABLE RESTAURANT SALES
In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base any restaurant that is temporarily shut down for remodeling for a complete period in the period that it is shut down. At March 29, 2010 and March 30, 2009, there were 97 and 96 restaurants in our comparable restaurant base, respectively.

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
Depreciation and Amortization. Depreciation and amortization principally relates to restaurant assets. We use the straight-line method of depreciation.
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

RESULTS OF OPERATIONS
Our operating results for the three month periods ended March 29, 2010 and March 30, 2009, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended
	March 29,	March 30,
	2010	2009

Revenues:
Restaurant net sales	98.1%	98.1%
Franchise fees and royalties	1.9	1.9

Total revenues	100.0	100.0

Cost and expenses:
Cost of food and beverage (1)	23.4	22.2
Restaurant labor and related benefits (1)	39.4	38.2
Occupancy and other restaurant operating expenses (1)	33.4	31.9

	96.2	92.3
General and administrative expenses	12.0	13.4
Depreciation and amortization	5.0	6.9
Restaurant pre-opening expenses	—	—
Closed store costs	—	0.2
Lease termination expense	—	0.7
Gain on sale of asssets	(0.3)	—

Total costs and expenses	111.1	111.6

Operating loss	(11.1)	(11.6)
Interest income	—	—
Interest expense	—	—
Other income	—	—

Net loss	(11.1)%	(11.6)%

(1)	These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues.

Restaurant Net Sales

	Restaurant net sales
		as a % of total
	(in thousands)	revenues
Quarter ended March 29, 2010	$27,074	98.1%
Quarter ended March 30, 2009	$28,124	98.1%
Restaurant net sales. Restaurant net sales decreased 3.7%, or approximately $1.1 million, during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. This was due primarily to the decrease of 4.3%, or approximately $1.2 million, in net sales in our comparable restaurant base and $0.3 million in net sales related to Company-owned restaurants closed during and subsequent to the first quarter of fiscal 2009, partially offset by $0.5 million of net sales at new restaurants not yet in their sixteenth month of operation as of March 29, 2010. Comparable net sales for the quarter were adversely impacted in the month of February by severe winter weather across the mid-atlantic and northeast regions where we have a high concentration of Company-owned restaurants. For comparable restaurants, during the first quarter of fiscal 2010, our average guest check increased 1.3% and our transaction count decreased 5.6% compared to the first quarter of fiscal 2009. The increase in average check was largely due to higher catering sales in the quarter as compared to the prior year.
Franchise Fees and Royalties

	Franchise fees and royalties
		as a % of total
	(in thousands)	revenues
Quarter ended March 29, 2010	$525	1.9%
Quarter ended March 30, 2009	$542	1.9%
Franchise fees and royalties. Franchise fees and royalties decreased by 3.1%, or approximately $0.02 million, to approximately $0.5 million in the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009, due primarily to a $0.01 million decrease in franchise fees resulting from no franchise restaurant openings during the fiscal 2010 first quarter as compared to one franchise restaurant opening during the prior year quarter as well as approximately $0.01 million decrease in royalties resulting from lower franchise sales due in part to fewer franchise restaurants in operation during the first quarter of 2010 as compared to the prior year quarter.
Costs and Expenses

	Cost of food and beverage
		as a % of restaurant
	(in thousands)	net sales
Quarter ended March 29, 2010	$6,329	23.4%
Quarter ended March 30, 2009	$6,237	22.2%
Cost of food and beverage. The increase in the cost of food and beverage as a percentage of restaurant net sales during the first quarter of fiscal 2010 as compared to the comparable prior year period is due primarily to the impact on menu mix of certain new products and limited time offerings which had a higher than average cost for the product category.

	Restaurant labor and related benefits
		as a % of restaurant
	(in thousands)	net sales
Quarter ended March 29, 2010	$10,664	39.4%
Quarter ended March 30, 2009	$10,744	38.2%
Restaurant labor and related benefits. The increase in restaurant labor and related benefits as a percentage of restaurant net sales during the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009, is due primarily to the deleveraging effect on our fixed manager salaries and hourly labor of the decrease in comparable restaurant net sales primarily related to the severe winter weather experienced in some of our markets during February 2010 as well as the impact of higher state unemployment taxes.

	Occupancy and other restaurant
	operating expenses
		as a % of restaurant
	(in thousands)	net sales
Quarter ended March 29, 2010	$9,044	33.4%
Quarter ended March 30, 2009	$8,967	31.9%
Occupancy and other restaurant operating expenses. The increase in occupancy and other restaurant operating expenses, as a percentage of sales, during the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009, is due primarily to the deleveraging of occupancy costs against decreased sales at our comparable restaurant base and higher costs in the first quarter of 2010 as compared to the first quarter of 2009 for repairs and maintenance of the restaurants.

	General and administrative expenses
		as a % of total
	(in thousands)	revenues
Quarter ended March 30, 2010	$3,321	12.0%
Quarter ended March 30, 2009	$3,834	13.4%
General and administrative expenses. The decrease in general and administrative costs during the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009, is due to labor savings resulting from administrative workforce reductions that occurred during fiscal 2009, higher board fees during the first quarter of fiscal 2009 associated with the work of the special committee for reviewing strategic alternatives, lower legal costs, lower costs for third-party information technology services and lower stock-based compensation costs.

	Depreciation and amortization
		as a % of total
	(in thousands)	revenues
Quarter ended March 29, 2010	$1,380	5.0%
Quarter ended March 30, 2009	$1,964	6.9%
Depreciation and amortization. The lower depreciation and amortization costs during the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009 is due primarily to the impact of impairments recorded during and subsequent to the first quarter of fiscal 2009 as well as the continued depreciation and amortization of our comparable restaurant base.

	Restaurant pre-opening expenses
		as a % of total
	(in thousands)	revenues
Quarter ended March 29, 2010	$—	0.0%
Quarter ended March 30, 2009	$4	0.0%
Restaurant pre-opening expenses. We did not incur any restaurant pre-opening expenses during the first quarter of fiscal 2010. The restaurant pre-opening expenses during the first quarter of fiscal 2009 were related to the conversion of one franchise restaurant in Minnesota to a Company-owned restaurant subsequent to the first quarter of fiscal 2009.

	Closed store costs
		as a % of total
	(in thousands)	revenues
Quarter ended March 29, 2010	$—	0.0%
Quarter ended March 30, 2009	$43	0.2%
Closed store costs. We did not incur any closed store costs during the first quarter of fiscal 2010. The closed store costs for the three-month period ended March 30, 2009, are related to three underperforming locations where we negotiated early exit agreements with the landlords and closed those locations during the first quarter of fiscal 2009 and one underperforming location that closed at the expiration of the operating lease also during the first quarter of fiscal 2009.

	Lease termination expense
		as a % of total
	(in thousands)	revenues
Quarter ended March 29, 2010	$1	0.0%
Quarter ended March 30, 2009	$202	0.7%
Lease termination expense. The lease termination charge during the first quarter of fiscal 2010 was not material. The lease termination charge during the first quarter of fiscal 2009 is related to an underperforming location in the Midwest region where we reached an early exit agreement with the landlord.

	Gain on sale of assets
		as a % of total
	(in thousands)	revenues
Quarter ended March 29, 2010	$87	0.3%
Quarter ended March 30, 2009	$—	0.0%
Gain on Sale of Assets. The gain recognized during the first quarter of fiscal 2010 is related to the sale of a liquor license.

	Net loss
		as a % of total
	(in thousands)	revenues
Quarter ended March 29, 2010	$(3,054)	(11.1%)
Quarter ended March 30, 2009	$(3,326)	(11.6%)

Net loss. The approximately $0.3 million decrease in our net loss during the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009, is due primarily to a $0.5 million decrease in general and administrative expenses as well as $0.6 million decrease in depreciation expense, partially offset by lower restaurant operating margins resulting from the decrease in net sales in our comparable restaurant base.
Subsequent event. On April 27, 2010, pursuant to an Asset Purchase and Sale Agreement, the Company completed the sale of thirteen restaurants and related assets in the Washington, D.C. market to Capitol C for $8.35 million. Under the terms of this agreement, $6.4 million of the purchase price was paid in cash at closing, $1.35 million is to be paid pursuant to a three-year promissory note and the balance of $0.6 million is being held in escrow subject to the satisfaction of certain conditions.
As a result of this sale, we will dispose of approximately $3.3 million in net furniture and fixtures, equipment and leasehold improvements, and recognize a gain on the sale of assets of approximately $5.0 million during the second quarter of fiscal 2010. In addition, our current accounts receivable and non-current note receivable will increase by $0.2 million and $1.75 million, respectively, due to the $1.35 million promissory note and the $0.6 million held in escrow.
Our 2009 net restaurant sales from the thirteen restaurants sold were approximately $18.7 million with related restaurant level operating costs and expenses of approximately $16.0 million. Additionally, there was $1.4 million of depreciation and amortization associated with these restaurants and $0.9 million of general and administrative costs. Had the sale of these restaurants occurred on the first day of our fiscal 2009, and assuming these restaurants generated the same level of sales when operated by Capitol C, the franchise royalty income recognized from these thirteen restaurants would have been approximately $0.9 million for fiscal 2009. This would have resulted in a reduction in our fiscal 2009 net loss of approximately $0.6 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were approximately $7.1 million on March 29, 2010, compared with $4.1 million on December 28, 2009. We had negative working capital of ($2.5) million on March 29, 2010, compared with negative working capital of ($5.6) million as of December 28, 2009. The increase in working capital as of the first quarter of fiscal 2010 is primarily due to the net proceeds of $4.9 million received from our rights offering (see Note 9), partially offset by the funding of the operating loss for the period. Our principal requirements for cash in 2010 will be for working capital needs and routine maintenance of our existing restaurants.
Net cash used in operating activities during the three-month period ended March 29, 2010, was approximately $2.0 million compared with $0.9 million of net cash used in operating activities in the three month period ended March 30, 2009. The increase in cash used in operating activities during the first quarter of fiscal 2010 was the result of a higher year-over-year operating loss net of depreciation expense and the payment of certain lease termination and legal settlement obligations.
Total cash provided by investing activities was approximately $0.05 million compared to total cash used in investing activities of $0.1 million during the first quarter of fiscal 2009. The year-over-year increase in cash provided from investing activities is due to the proceeds of the sale of a liquor license partially offset by capital expenditures primarily for maintenance of existing Company-owned restaurants.
Cash provided by financing activities of approximately $4.9 million during the first quarter of fiscal 2010 is from proceeds associated with the shareholder rights offering and the private placement of shares to our executive officers and outside directors (see Note 9).

We do not have any current plans to open additional Company-owned restaurants during the remainder of fiscal 2010. However, we will continue to seek out and assess opportunities to develop new Company-owned locations in existing markets. We do expect to incur capital maintenance costs on existing Company-owned restaurants during fiscal 2010. As we currently have no credit facility or available line of credit, we expect to fund any required capital maintenance costs on existing Company-owned locations or required capital for new restaurant development, if any, from cash and cash equivalents on hand, including the cash proceeds from the sale of thirteen Company-owned restaurants in the District of Columbia, which was successfully completed subsequent to the end of the first quarter of fiscal 2010 (see Note 10), expected cash flows generated by existing Company-owned restaurants, and expected franchise fees and royalties.
We believe that our current cash and cash equivalents, the proceeds from the completed rights offering, the proceeds from the sales of the thirteen Company-owned restaurants in the District of Columbia, and the expected cash flows from Company-owned restaurant operations and expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and maintenance of existing restaurant locations for the next twelve months and for new Company-owned restaurant development, if any. Our conclusion is based on our expected performance for fiscal 2010 and includes a sensitivity analysis that projects varying levels of decline in consumer demand. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance and the potential impact the current economic environment may have on consumer spending. In analyzing our capital cash outlays during the first quarters of fiscal 2010 and fiscal 2009, 70.6% and 59.1%, respectively, of our capital expenditures were spent on repair and maintenance costs associated with existing Company-owned locations. We currently do not expect significant levels of cash outlays for capital expenditures during the remainder of fiscal 2010.
If our Company-owned restaurants do not generate the cash flow levels that we expect, if new franchised restaurants do not open according to our expectations, if we do not generate the franchise fees and royalties that we currently expect, if we incur significant unanticipated cash requirements beyond our normal liquidity needs, or if we experience other unforeseen circumstances then, in order to fund our cash requirements, we may have to cease new Company-owned restaurant development efforts and may have to effect further labor reductions in general and administrative support functions, seek to sell certain Company-owned locations to franchisees and/or other third parties, seek other sources of financing or take other actions necessitated by the impact of such unanticipated circumstances.
There can be no assurance that we will be able to obtain such financing or sell Company-owned locations to franchisees or other third parties or that we will be able to do so in a timely manner and on acceptable terms to meet our requirements. Given the continued instability in the credit and financial markets, it may be difficult for the Company to obtain additional financing and for franchisees to obtain the financing necessary to open restaurants or to acquire Company-owned locations. An inability to access additional sources of liquidity to fund our cash needs could materially adversely affect our financial condition and results of operations.

We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of March 29, 2010:

	Payments Due by Period
	(in thousands)
			Due	Due	Due
	Total	Due	Fiscal 2011	Fiscal 2013	After
Description	Obligations	Fiscal 2010	to Fiscal 2012	to Fiscal 2014	Fiscal 2014

Long-term debt (1)	$50	$25	$25	$—	$—
Operating leases (2)	72,742	12,050	29,313	19,562	11,817
Other long-term liabilities (3)	869	315	554	—	—

Total contractual cash obligations	$73,661	$12,390	$29,892	$19,562	$11,817

(1)
Amounts shown include aggregate scheduled interest payments of $0.005 million. The principal amount of the debt, net of interest obligations, is included in the other long-term liabilities, in the attached consolidated balance sheets. This obligation is related to a trademark infringement settlement.

(2)
Amounts shown are net of an aggregate $0.1 million of sub-lease rental income due under non-cancelable subleases and include accrued contractual lease increases of approximately an aggregate $4.3 million, which are included in other long-term liabilities in the attached consolidated balance sheets.

(3)
These obligations are related to contractual obligations for lease termination agreements and for two obligations related to legal settlements. These obligations are non-interest bearing and are included in other long-term liabilities in the attached consolidated balance sheets.

We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance and common area and other operating costs. Some restaurant leases provide for contingent rental payments which are not included in the above table.
Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the respective leases from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in other liabilities in the accompanying consolidated balance sheets and totaled $4.3 million and $4.4 million as of the end of the first quarter of fiscal 2010 and 2009, respectively.
Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other long-term liabilities in the accompanying consolidated balance sheets for the first quarter of fiscal 2010 and 2009 were landlord allowances of $1.2 million and $1.4 million, respectively.
As of March 29, 2010, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Intangibles, Security Deposits and Other Assets” in the accompanying consolidated balance sheets.
In fiscal 2001, we entered into a settlement agreement involving a trademark dispute. The settlement agreement requires us to make annual payments of approximately $0.03 million through 2011. The estimated present value of those future payments is included in other liabilities in the accompanying consolidated balance sheets.
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

During fiscal 2009, we entered into a settlement agreement involving a customer claim alleging damages under the American with Disabilities Act with regard to access at our restaurants. The settlement requires us to pay $0.08 million in the aggregate in non-interest bearing quarterly installments commencing in fiscal 2010 through fiscal 2012. The amount of this settlement is included in other liabilities in the accompanying consolidated first quarter of 2010 balance sheets.
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
We have a long-term beverage marketing agreement with the Coca-Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received or recorded as of March 29, 2010. During the fourth quarter of fiscal 2009 we amended the marketing agreement with the Coca-Cola Company to include additional products and higher per unit amounts against the marketing allowance.
We purchase all contracted coffee products through a single supplier, Coffee Bean International, Inc. (“Coffee Bean International”). In the event of a business interruption, Coffee Bean International is required to utilize the services of a third-party roaster to fulfill its obligations. If the services of a third-party roaster are used, Coffee Bean International will guarantee that the product fulfillment standards stated in our contract will remain in effect throughout such business interruption period. This agreement expires in June 2010 and we have issued a request for a proposal to Coffee Bean International and other coffee suppliers. We intend to conclude the review and evaluation of proposals prior to the expiration of the current contract.
Self-Insurance
We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum liability of $100,000 per participant during a plan year. Benefits paid in excess of $100,000 are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. For our 2010 plan year, this pre-determined dollar amount is $2.5 million.
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including, without limitation, those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December, 28, 2009. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if our future changes make it clear that any projected results expressed or implied therein will not be realized.

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

•	competition in our markets, both in our existing business and locating suitable restaurant sites;
•	our operation and execution in new and existing markets;
•	expansion into new markets, including foreign countries;
•	our ability to attract and retain qualified franchisees and our franchisees’ ability to open restaurants on a timely basis;
•	our ability to locate suitable restaurant sites in new and existing markets and negotiate acceptable lease terms;
•	the rate of our internal growth, and our ability to generate increased revenue from our new and existing restaurants;
•	our ability to generate positive cash flow from existing and new restaurants;
•	fluctuations in our quarterly results due to seasonality;
•	increased government regulation and our ability to secure required governmental approvals and permits;
•	our ability to create customer awareness of our restaurants in new markets;
•	the reliability of our customer and market studies;
•	cost effective and timely planning, design and build-out of new restaurants;
•	our ability to recruit, train and retain qualified corporate and restaurant personnel and management;
•	market saturation due to new restaurant openings;
•	inadequate protection of our intellectual property;
•	our ability to obtain additional capital and financing;
•	adverse weather conditions, which impact customer traffic at our restaurants; and
•	adverse economic conditions.

The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive,” “project” or similar words, or the negatives of these words, identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During the first quarter of fiscal 2010 we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect during the first quarter of fiscal 2010 would not have resulted in a fluctuation of interest income. In the first quarter of fiscals 2010 and 2009, interest income was not material.
Foreign Currency Risk
As of first quarter of fiscal 2010, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.
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
In addition to the other information set forth in this report, the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2009 fiscal year could materially affect the Company’s business, financial condition or operating results. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the year ended December 28, 2009.

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
COSI, INC.

Date: May 13, 2010	By:	/s/ JAMES HYATT James Hyatt
President,
Chief Executive Officer, and Director

Date: May 13, 2010	By:	/s/ WILLIAM KOZIEL William Koziel
Chief Financial Officer (chief accounting officer)
Treasurer and Secretary

EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.