Form 10-Q
period 2010-06-28
COSI INC
filed 2010-08-12
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Number of shares of Common Stock, $.01 par value, outstanding as of August 11, 2010: 51,683,441.

COSI, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cosi, Inc.
Consolidated Balance Sheets
As of June 28, 2010 and December 28, 2009
(dollars in thousands, except share and per share data)

	June 28, 2010	December 28, 2009
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$12,335	$4,079
Accounts receivable, net	858	560
Inventories	793	967
Prepaid expenses and other current assets	1,243	2,136

Total current assets	15,229	7,742

Furniture and fixtures, equipment and leasehold improvements, net	16,699	22,100
Intangibles, security deposits and other assets, net	2,742	1,728

Total assets	$34,670	$31,570

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,112	$3,079
Accrued expenses	8,012	9,628
Deferred franchise revenue	61	44
Current portion of other long-term liabilities	574	588

Total current liabilities	11,759	13,339

Deferred franchise revenue	2,238	2,563
Other long-term liabilities, net of current portion	5,351	6,343

Total liabilities	19,348	22,245

Commitments and contingencies

Stockholders’ equity:
Common stock — $.01 par value; 100,000,000 shares authorized, 51,683,441 and 40,862,474 shares issued, respectively	517	409
Additional paid-in capital	283,144	277,994
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(267,141)	(267,880)

Total stockholders’ equity	15,322	9,325

Total liabilities and stockholders’ equity	$34,670	$31,570

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Operations
For the Three and Six Month Periods Ended June 28, 2010 and June 29, 2009
(dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$28,589	$31,015	$55,663	$59,139
Franchise fees and royalties	1,034	621	1,558	1,163

Total revenues	29,623	31,636	57,221	60,302

Costs and expenses:
Cost of food and beverage	6,567	6,915	12,895	13,153
Restaurant labor and related benefits	10,631	11,006	21,295	21,750
Occupancy and other restaurant operating expenses	8,704	9,044	17,748	18,011

	25,902	26,965	51,938	52,914
General and administrative expenses	3,630	3,621	6,952	7,458
Depreciation and amortization	1,196	1,779	2,576	3,743
Provision for losses on asset impairments and disposals	212	238	212	238
Lease termination expense and closed store costs	11	7	12	252
Gain on sale of assets	(5,120)	—	(5,207)	—

Total costs and expenses	25,831	32,610	56,483	64,605

Operating income (loss)	3,792	(974)	738	(4,303)

Interest income	—	1	—	2
Interest expense	(1)	(1)	(2)	(3)
Other income	2	5	3	9

Net income (loss)	$3,793	$(969)	$739	$(4,295)

Per Share Data:
Earnings per share:
Basic	$0.07	$(0.02)	$0.01	$(0.11)

Diluted	0.07	(0.02)	0.01	(0.11)

Weighted average shares outstanding:
Basic	51,108,465	40,030,460	50,045,292	40,321,325

Diluted	51,324,065	40,030,460	50,260,892	40,321,325

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 28, 2010
(unaudited)
(dollars in thousands, except share data)

	Common Stock
			Additional	Treasury Stock
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, December 28, 2009	40,862,474	$409	$277,994	239,543	$(1,198)	$(267,880)	$9,325

Issuance of common stock (1)	10,451,677	105	4,790				4,895
Forfeitures of restricted stock	(21,400)	3	(3)				—
Stock-based compensation	390,690	—	363				363
Net income						739	739

Balance, June 28, 2010	51,683,441	$517	$283,144	239,543	$(1,198)	$(267,141)	$15,322

(1)
The additional paid-in capital represents the proceeds net of issuance costs of approximately $273,000 from the shareholder rights offering and related private placement to directors and officers of the Company, completed in January 2010

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 28, 2010 and June 29, 2009
(dollars in thousands)

	June 28, 2010	June 29, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$739	$(4,295)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	2,576	3,743
Gain on sale of restaurants	(5,120)	—
Gain on sale of assets	(87)	—
Non-cash portion of asset impairments and disposals	212	238
Provision for bad debts	13	98
Stock-based compensation expense	363	584
Changes in operating assets and liabilities:
Accounts receivable	(167)	156
Inventories	174	49
Prepaid expenses and other current assets	893	2,335
Other assets	60	90
Accounts payable and accrued expenses	(1,630)	(2,430)
Deferred franchise revenue	(308)	(70)
Lease termination accrual	(170)	(76)
Other liabilities	(463)	(502)

Net cash used in operating activities	(2,915)	(80)

Cash flows from investing activities:
Proceeds from sale of restaurants	6,400	—
Capital expenditures	(343)	(325)
Proceeds from sale of assets	171	—
Return of security deposits	48	—

Net cash provided by (used in) investing activities	6,276	(325)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,895	—

Net cash provided by financing activities	4,895	—

Net increase (decrease) in cash and cash equivalents	8,256	(405)

Cash and cash equivalents, beginning of period	4,079	5,589

Cash and cash equivalents, end of period	$12,335	$5,184

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$178	$139

Supplemental disclosure of non-cash investing activities:
In connection with the sale of the thirteen Company-owned restaurants in D.C. to a franchisee (see Note 9), a $1.35 million three-year promissory note was issued
The accompanying notes are an integral part of these consolidated financial statements.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The results for the three and six month periods ended June 28, 2010 and June 29, 2009 are not indicative of the results for the full fiscal year.
Certain amounts in the June 29, 2009 consolidated statement of operations have been reclassified to conform to the June 28, 2010 presentation.
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
Note 2 — Stock-Based Compensation Expense
A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended		For the Six Months Ended
	(in thousands)		(in thousands)
	June 28, 2010	June 29, 2009	June 28, 2010	June 29, 2009

Stock option compensation expense	$—	$14	$1	$28
Restricted stock compensation expense, net of forfeitures	125	277	362	556

Total non-cash, stock-based compensation expense, net of forfeitures	$125	$291	$363	$584

As of June 28, 2010, all compensation expenses related to stock options granted under the Company’s various incentive plans have been recognized in full. In addition, as of June 28, 2010, there was approximately $0.6 million of total unrecognized compensation expense related to restricted stock shares and units granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”). The expense related to these grants is being recognized on a straight-line basis from the date of each grant through fiscal 2014.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
In the six-month period ended June 28, 2010, pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 238,250 restricted stock shares and 200,000 restricted stock units to key employees. The vesting of these shares and stock units will occur as follows: (i) 20% of the stock shares and stock units vested on the grant date, and (ii) an additional 20% of the stock shares and stock units will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares and the stock units for the grants made in the six-month period ended June 28, 2010, based on the closing price of our common stock on the date of the grants, was approximately $0.4 million. In the six-month period ended June 29, 2009, we granted and issued 10,000 restricted stock shares of our authorized but unissued common stock to key employees. The value of the shares for the grants made during that period, based on the closing price of our common stock on the date of the grants, was approximately $0.01 million.
Stock-based compensation expense relating to restricted stock grants of approximately $0.1 million and $0.3 million is included in the accompanying consolidated statement of operations for the quarters ended June 28, 2010 and June 29, 2009, respectively. For the six-month periods ended June 28, 2010 and June 29, 2009, stock-based compensation expense relating to restricted stock grants is $0.4 million and $0.6 million, respectively.
In the three-month period ended June 28, 2010, 20,200 shares of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.02 million. There were no forfeitures of restricted stock during the second quarter of 2009. During the six-month periods ended June 28, 2010 and June 29, 2009, 21,400 and 2,000 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.03 million and $0.02 million in the six-month periods ended June 28, 2010 and June 29, 2009, respectively. The accompanying consolidated statement of operations for the six-month periods ended June 28, 2010 and June 29, 2009 reflects the reversal of approximately $0.01 million, in each six-month period, of previously amortized costs related to these forfeited shares.
In the three-month periods ended June 28, 2010 and June 29, 2009, we issued 152,440 and 195,310 shares, respectively, of our restricted common stock to members of the Board of Directors pursuant to the 2005 Plan. These shares had an aggregate value of approximately $0.1 million and vested upon issuance.
Note 3 — Earnings Per Share

	For the Three Months Ended		For the Six Months Ended
	(in thousands)		(in thousands)
	June 28, 2010	June 29, 2009	June 28, 2010	June 29, 2009
Net income (loss)	$3,793	$(969)	$739	$(4,295)
Shares:
Weighted average number of shares outstanding	51,108,465	40,030,460	50,045,292	40,321,325
Dilutive non-vested stock awards	215,600	—	215,600	—

Diluted weighted average number of shares outstanding	51,324,065	40,030,460	50,260,892	40,321,325

Basic earnings per share	$0.07	$(0.02)	$0.01	$(0.11)

Diluted earnings per share	$0.07	$(0.02)	$0.01	$(0.11)

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Basic earnings per share is calculated by dividing the net income available to common shareholders by the weighted-average common shares outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include unvested stock and common stock related to stock options. Diluted EPS considers the impact of potentially dilutive securities except in periods when there is a loss because the inclusion of these securities would have had an anti-dilutive effect. As of June 28, 2010 and June 29, 2009, there were, respectively, 215,600 and 105,700 unvested restricted shares of common stock outstanding and there were no stock options that were in-the-money. The unvested restricted shares of common stock meet the requirement for dilutive securities and were included in the computation of diluted EPS for the periods of net income. The out-of-the-money stock options to purchase 558,114 and 693,457 shares of common stock that were outstanding at June 28, 2010 and June 29, 2009, respectively, do not meet the requirements for participating securities and were not included in the computation of basic and diluted earnings per share. As of June 28, 2010 and June 29, 2009, there were, respectively, 270,000 and 265,000 unvested restricted stock units. The unvested stock units do not meet the requirements for participating securities and were not included in the computation of basic and diluted earnings per share.
In the three and six-month periods ended June 28, 2010, the effect on basic and diluted earnings per share attributable to the approximately $5.1 million gain from the sale of the thirteen restaurants to a franchisee in D.C. (see Note 9) was net income of $0.10 per basic and diluted common share in each of the periods. Excluding this gain from our net income, we would have realized a net loss per basic common weighted average share outstanding of $0.03 and $0.09 in the three and six-month periods ended June 28, 2010, respectively.
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
In the three and six-month periods ended June 28, 2010, we recorded an asset impairment charge of approximately $0.2 million related to two underperforming restaurants. We recorded an asset impairment charge of approximately $0.2 million related to one underperforming location in the Chicago area in the three and six-month periods ended June 29, 2009.
Note 5 — Lease Termination Costs
In the three and six-month periods ended June 28, 2010, we incurred lease termination costs of approximately $0.01 million related to a subleased location. In the three and six-month periods ended June 29, 2009, we recorded lease termination charges of approximately $0.01 million and $0.2 million, respectively, related to an underperforming location where we reached a lease termination agreement with the landlord.
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
As of the date of this report, there are no legal proceedings pending which, at this time, are expected to have a material adverse effect if decided against the Company.
Note 7 — Income Taxes
We have recorded a full valuation allowance to reduce our deferred tax assets related primarily to net operating loss (“NOL”) carryforwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the NOL carryforwards, based on the Company’s operating results. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets.
As of December 28, 2009, we had NOL carryforwards of approximately $187.5 million for U.S. federal income tax purposes. Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income, possibly reducing the amount of cash available to the corporation to satisfy its obligations. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three-year period. We do not believe that the rights offering that we completed during the first quarter of fiscal 2010 has triggered an ownership change. In addition, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.
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
No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to tax positions due to the Company having either a tax loss or NOL carryforwards to offset any taxable income in all subject years. As a result, no liability for uncertain tax positions has been recorded.
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
Note 9 — Sale of Restaurants
On April 27, 2010, we completed the sale of thirteen restaurants and related assets in the Washington, D.C. market to Capitol C Restaurants LLC (“Capitol C”) for $8.35 million. The sale was made pursuant to an Asset Purchase and Sale Agreement dated April 27, 2010, by and among the Company, Cosi Sandwich Bar, Inc., a wholly-owned subsidiary of the Company, Capitol C and Capitol C Holdings LLC (“Holdings”), the parent company of Capitol C. The restaurants will be operated under franchise agreements between the Company and Capitol C, and Holdings has entered into a development agreement to open six additional Cosi restaurants in the District of Columbia area. Under the terms of the Asset Purchase and Sale Agreement, $6.4 million of the purchase price was paid in cash at closing and $1.35 million is payable to Cosi under a subordinated secured promissory note and will be paid in 120 weekly installments, commencing January 2011, based on a percentage of net sales, with a final balloon payment for the balance of the note due on May 2013. The balance of $0.6 million is being held in escrow and will be paid to Cosi when Capitol C achieves a certain sales target at any time during the three-year period following the closing date of the transaction. Disbursement from the escrow, either in full or in part, is based on a formula that compares then-current trailing twelve-month sales to a sales baseline and applies the resulting percentage to the escrow amount. The disbursement calculation can be applied up to three times at Cosi’s sole discretion over the three year period.
As a result of this sale, we disposed of approximately $3.0 million in net furniture, fixtures, equipment and leasehold improvements, and recognized a gain on the sale of assets of approximately $5.1 million during the second quarter of fiscal 2010, including approximately $0.3 million in unamortized landlord allowances and reversal of straight line rent expense. We will recognize an additional gain from the sale of these assets at the time that the disbursement, either in full or in part, is made to us from the $0.6 million held in escrow. In addition, as of June 28, 2010, our cash position increased by $6.4 million, other non-current assets and current receivables increased by approximately $1.2 million and $0.15 million, respectively, due to the $1.35 million promissory note.
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
In the three and six-month periods ended June 28, 2010, the effect on basic and diluted earnings per share attributable to the approximately $5.1 million gain from the sale of the thirteen restaurants to a franchisee in D.C. was net income of $0.10 per basic and diluted common share in each of the periods. Excluding this gain from our net income, we would have realized a net loss per basic common weighted average share outstanding of $0.03 and $0.09 in the three and six-month periods ended June 28, 2010, respectively.

COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
The pro forma financial statements which were previously filed by the Company with the SEC on a Current Report on Form 8-K on April 30, 2010 are hereby incorporated by reference
Note 10 — Rights Offering and Private Placement of Common Stock
On January 6, 2010, we completed a shareholders’ rights offering to our shareholders of record as of November 9, 2009. We issued a total of 10,000,000 shares of our $0.01 par value common stock at a subscription price of $0.50 per share. In conjunction with the rights offering, our executive officers and outside directors purchased an aggregate 451,677 shares of our $0.01 par value common stock, at a subscription price of $0.50 per share, through a private placement. We received, in the aggregate, net proceeds of approximately $4.9 million from the rights offering and the private placement of common stock.
Note 11 — Subsequent Event
Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
On July 8, 2010, Cosi, Inc. (the “Company”) received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). The notification letter states that the Company will be afforded 180 calendar days, or until January 4, 2011, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. The Company intends to actively monitor the bid price for its common stock between now and January 4, 2011, and will consider all available options to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended June 28, 2010 and June 29, 2009 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2009 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.
OVERVIEW
System wide restaurants:

	For the Three Months Ended
	June 28, 2010			June 29, 2009
	Company-			Company-
	Owned	Franchise	Total	Owned	Franchise	Total

Restaurants at beginning of period	99	44	143	97	49	146
Company-owned sold to franchisee	13	13	—	—	—	—
New restaurants opened	—	1	1	1	1	2
Restaurants permanently closed	—	—	—	—	4	4

Restaurants at end of period	86	58	144	98	46	144

	For the Six Months Ended
	June 28, 2010			June 29, 2009
	Company-			Company-
	Owned	Franchise	Total	Owned	Franchise	Total

Restaurants at beginning of period	99	46	145	101	50	151
Company-owned sold to franchisee	13	13	—	—	—	—
New restaurants opened	—	1	1	1	3	4
Restaurants permanently closed		2	2	4	7	11

Restaurants at end of period	86	58	144	98	46	144

As of June 28, 2010, there were 86 Company-owned and 58 franchised premium convenience restaurants operating in 18 states, the District of Columbia, and the United Arab Emirates (“UAE”). During the three months ended June 28, 2010, we sold thirteen Company-owned restaurants in the District of Columbia to a franchisee (see Note 9) and one new franchised restaurant opened in the UAE. During the six months ended June 28, 2010, we closed two franchised restaurants, one in Minnesota and one in the UAE.
Our restaurants offer innovative, savory, made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers. Our menu features high-quality sandwiches, freshly-tossed salads, Cosi Squagels®, hot melts, flatbread pizzas, S’mores and other desserts, and a variety of coffees along with other soft drink beverages, bottled beverages including premium still and sparkling water, teas, alcoholic beverages, and other specialty coffees and beverages. Our restaurants offer lunch and afternoon coffee in a counter-service format, with most offering breakfast and/or dinner and dessert menus as well. We operate our Company-owned restaurants in two formats: Cosi and Cosi Downtown. Cosi Downtown restaurants, which are located in nonresidential central business districts, close for the day in the early evening, while Cosi restaurants offer dinner and dessert in a casual dining atmosphere.

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
We believe that incorporating a franchising and area developer model into our strategy will position us to maximize the market potential for the Cosi® brand and concept consistent with our available capital, and we expect that Company-owned restaurants (restaurants that we own as opposed to franchised restaurants) will always be an important part of our new restaurant growth.
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
Sale of Restaurants
On April 27, 2010, we completed the sale of thirteen restaurants and related assets in the Washington, D.C. market to Capitol C Restaurants LLC (“Capitol C”) for $8.35 million. The sale was made pursuant to an Asset Purchase and Sale Agreement dated April 27, 2010, by and among the Company, Cosi Sandwich Bar, Inc., a wholly-owned subsidiary of the Company, Capitol C and Capitol C Holdings LLC (“Holdings”), the parent company of Capitol C. The restaurants will be operated under franchise agreements between the Company and Capitol C, and Holdings has entered into a development agreement to open six additional Cosi restaurants in the District of Columbia area. Under the terms of the Asset Purchase and Sale Agreement, $6.4 million of the purchase price was paid in cash at closing and $1.35 million is payable to Cosi under a subordinated secured promissory note and will be paid in 120 weekly installments, commencing January 2011, based on a percentage of net sales, with a final balloon payment for the balance of the note due on May 2013. The balance of $0.6 million is being held in escrow and will be paid to Cosi when Capitol C achieves a certain sales target at any time during the three-year period following the closing date of the transaction. Disbursement from the escrow, either in full or in part, is based on a formula that compares then-current trailing twelve-month sales to a sales baseline and applies the resulting percentage to the escrow amount. The disbursement calculation can be applied up to three times at Cosi’s sole discretion over the three year period.
As a result of this sale, we disposed of approximately $3.0 million in net furniture, fixtures, equipment and leasehold improvements, and recognized a gain on the sale of assets of approximately $5.1 million during the second quarter of fiscal 2010, including approximately $0.3 million in unamortized landlord allowances and reversal of straight line rent expense. We will recognize an additional gain from the sale of these assets at the time that the disbursement, either in full or in part, is made to us from the $0.6 million held in escrow. In addition, as of June 28, 2010, our cash position increased by $6.4 million, other non-current assets and current receivables increased by approximately $1.2 million and $0.15 million, respectively, due to the $1.35 million promissory note.

Our 2009 net restaurant sales from the thirteen restaurants sold in D.C. were approximately $18.7 million with related restaurant-level operating costs and expenses of approximately $16.0 million. Additionally, there was $1.4 million of depreciation and amortization associated with these restaurants and $0.9 million of general and administrative costs. Had the sale of these restaurants occurred on the first day of our fiscal 2009, and assuming these restaurants generated the same level of sales when operated by Capitol C, the franchise royalty income recognized from these thirteen restaurants would have been approximately $0.9 million for fiscal 2009. This would have resulted in a reduction in our fiscal 2009 net loss of approximately $0.6 million.
In the three and six-month periods ended June 28, 2010, the effect on basic and diluted earnings per share attributable to the approximately $5.1 million gain from the sale of the thirteen restaurants to a franchisee in D.C. (see Note 9) was net income of $0.10 per basic and diluted common share in each of the periods. Excluding this gain from our net income, we would have realized a net loss per basic common weighted average share outstanding of $0.03 and $0.09 in the three and six-month periods ended June 28, 2010, respectively.
The pro forma financial statements which were previously filed by the Company with the SEC on a Current Report on Form 8-K on April 30, 2010 are hereby incorporated by reference
Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
On July 8, 2010, Cosi, Inc. (the “Company”) received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). The notification letter states that the Company will be afforded 180 calendar days, or until January 4, 2011, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. The Company intends to actively monitor the bid price for its common stock between now and January 4, 2011, and will consider all available options to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement.
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
Stock-Based Compensation Expense: In accordance with ASC 718-10-25 Compensation — Stock Compensation, we recognize stock-based compensation expense according to the fair value recognition provision, which generally requires, among other things, that all employee share-based compensation is measured using a fair value method and that all the resulting compensation expense is recognized in the financial statements.
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
REVENUE
Restaurant Net Sales. Our Company-owned and operated restaurant sales are composed almost entirely of food and beverage sales. We record revenue at the time of purchase of our products by our customers.
Franchise Fees and Royalties. Franchise fees and royalties includes fees earned from franchise agreements entered into with area developers and franchise operators as well as royalties received based on sales generated at franchised restaurants. We recognize the franchise fee in the period in which a franchise restaurant opens or when fees are forfeited as a result of termination of an area development agreement. We recognize franchise royalties in the period in which sales are made by our franchise operators.

Gift Card Sales. We offer our customers the opportunity to purchase gift cards at our restaurants and through our website. Customers can purchase these cards at varying dollar amounts. At the time of purchase of the card, we record a gift card liability for the face value of the card purchased. We recognize the revenue and reduce the gift card liability when the gift card is redeemed. We do not reduce our recorded liability for potential non-use of purchased gift cards.
COMPARABLE RESTAURANT SALES
In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base any restaurant that is temporarily shut down for remodeling for a complete period in the period that it is shut down. As of June 28, 2010 and June 29, 2009, there were 85 and 96 restaurants in our comparable restaurant base, respectively.
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

RESULTS OF OPERATIONS
Our operating results for the three and six-month periods ended June 28, 2010 and June 29, 2009, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2010	2009	2010	2009

Revenues:
Restaurant net sales	96.5%	98.0%	97.3%	98.1%
Franchise fees and royalties	3.5	2.0	2.7	1.9

Total revenue	100.0	100.0	100.0	100.0

Cost and expenses:
Cost of food and beverage (1)	23.0	22.3	23.2	22.2
Restaurant labor and related benefits (1)	37.2	35.5	38.3	36.8
Occupancy and other restaurant operating expenses (1)	30.4	29.2	31.9	30.5

	90.6	87.0	93.4	89.5
General and administrative expenses	12.3	11.4	12.1	12.4
Depreciation and amortization	4.0	5.6	4.5	6.2
Provision for losses on asset impairments and disposals	0.7	0.8	0.4	0.4
Lease termination expense and closed store costs	—	—	—	0.4
Gain on sale of assets	(17.3)	—	(9.1)	—

Total costs and expenses	87.2	103.1	98.7	107.1

Operating income (loss)	12.8	(3.1)	1.3	(7.1)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income	—	—	—	—

Net income (loss)	12.8%	(3.1)%	1.3%	(7.1)%

(1)	These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues

Restaurant Net Sales

	Restaurant net sales
		as a % of total
	(in thousands)	revenues
Three months ended June 28, 2010	$28,589	96.5%
Three months ended June 29, 2009	$31,015	98.0%

		as a % of total
	(in thousands)	revenues
Six months ended June 28, 2010	$55,663	97.3%
Six months ended June 29, 2009	$59,139	98.1%
Restaurant net sales. Restaurant net sales decreased 7.8%, or approximately $2.4 million, in the three months ended June 28, 2010, as compared to the same period of fiscal 2009, due to an approximately $3.4 million decrease in net restaurant sales from the thirteen Company-owned restaurants sold to a franchisee during the second quarter of fiscal 2010, partially offset by approximately $0.9 million or 3.3% increase in net sales in our comparable restaurant base and approximately $0.1 million in net sales at a new restaurant not yet in its sixteenth month in operation as of June 28, 2010. The 3.3% increase in comparable restaurant net sales in the three months ended June 28, 2010 was comprised of 3.1% increase in traffic and 0.2% increase in average check price.
In the six months ended June 28, 2010, restaurant net sales decreased 5.9%, or approximately $3.5 million, as compared to the six months ended June 29, 2009, due to an approximately $3.4 million decrease in net restaurant sales from the thirteen Company-owned restaurants sold to a franchisee in the second quarter of fiscal 2010, an approximately $0.3 million decrease in net sales related to Company-owned restaurants closed during the first quarter of 2009, and an approximately $0.3 million or 0.5% decrease in net sales in our comparable restaurant base, partially offset by an approximately $0.5 million increase, in net sales at two new restaurants not yet in their sixteenth month in operation for the full six month period ended June 28, 2010. The 0.5% decrease in comparable restaurant net sales in the six months ended June 28, 2010 was comprised of 1.4% decrease in traffic and 0.9% increase in average check price. Comparable net restaurant sales for the six months ended June 28, 2010 were adversely impacted in the month of February by severe winter weather across the mid-Atlantic and northeast regions where we have a high concentration of Company-owned restaurants.
Franchise Fees and Royalties

	Franchise fees and royalties
		as a % of total
	(in thousands)	revenues
Three months ended June 28, 2010	$1,034	3.5%
Three months ended June 29, 2009	$621	2.0%

		as a % of total
	(in thousands)	revenues
Six months ended June 28, 2010	$1,558	2.7%
Six months ended June 29, 2009	$1,163	1.9%
Franchise fees and royalties. In the three and six months ended June 28, 2010, franchise fees and royalties increased by 66.3% and 33.9%, respectively, or approximately $0.4 million in each of the above periods, to approximately $1.0 million and $1.6 million, respectively, as compared to the three and six months ended June 29, 2009, due primarily to a $0.2 million increase in franchise fees resulting from a canceled area development agreement and $0.2 million increase in royalties from the thirteen Company-owned restaurants in D.C. sold to a franchisee during the three months ended June 28, 2010.

Costs and Expenses

	Cost of food and beverage
		as a % of restaurant
	(in thousands)	net sales
Three months ended June 28, 2010	$6,567	23.0%
Three months ended June 29, 2009	$6,915	22.3%

		as a % of restaurant
	(in thousands)	net sales
Six months ended June 28, 2010	$12,895	23.2%
Six months ended June 29, 2009	$13,153	22.2%
Cost of food and beverage. The increase in the cost of food and beverage as a percentage of restaurant net sales in the three and six months ended June 28, 2010, as compared to the same periods of fiscal 2009, is due primarily to the impact on total menu mix of certain new products and limited time offerings which had a higher than average cost as a percentage of net sales.

	Restaurant labor and related benefits
		as a % of restaurant
	(in thousands)	net sales
Three months ended June 28, 2010	$10,631	37.2%
Three months ended June 29, 2009	$11,006	35.5%

		as a % of restaurant
	(in thousands)	net sales
Six months ended June 28, 2010	$21,295	38.3%
Six months ended June 29, 2009	$21,750	36.8%
Restaurant labor and related benefits. The increase in restaurant labor and related benefits as a percentage of restaurant net sales in the three months ended June 28, 2010, as compared to the same period of fiscal 2009, is due primarily to the deleveraging effect on hourly labor of lower, ramp-up stage sales, during the extended evening and weekend restaurant operating hours that we put in place during the second quarter of 2010, as well as the impact of higher state unemployment taxes.
In the six months ended June 28, 2010, the increase in restaurant labor and related benefits as a percentage of restaurant net sales, as compared to same period of fiscal 2009, is primarily due to the deleveraging effect on our fixed manager salaries and hourly labor of the decrease in comparable restaurant net sales primarily related to the severe winter weather experienced in some of our markets during February 2010.

	Occupancy and other restaurant
	operating expenses
		as a % of restaurant
	(in thousands)	net sales
Three months ended June 28, 2010	$8,704	30.4%
Three months ended June 29, 2009	$9,044	29.2%

		as a % of restaurant
	(in thousands)	net sales
Six months ended June 28, 2010	$17,748	31.9%
Six months ended June 29, 2009	$18,011	30.5%
Occupancy and other restaurant operating expenses. The increase in occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, in the three and six months ended June 28, 2010, as compared to the same periods of fiscal 2009, is due primarily to the higher costs for repairs and maintenance of the restaurants and higher marketing and promotional costs.

	General and administrative expenses
		as a % of total
	(in thousands)	revenues
Three months ended June 28, 2010	$3,630	12.3%
Three months ended June 29, 2009	$3,621	11.4%

		as a % of total
	(in thousands)	revenues
Six months ended June 28, 2010	$6,952	12.1%
Six months ended June 29, 2009	$7,458	12.4%
General and administrative expenses. The increase of general and administrative expenses as a percentage of net restaurant sales in the three months ended June 28, 2010 is primarily due to the higher costs associated with production and advertising media expenses associated with our new marketing initiatives and the deleveraging effect of decreased restaurant sales resulting from the sale of the thirteen Company-owned restaurants in D.C. to a franchisee. The decrease in general and administrative expenses in the six months ended June 28, 2010 was primarily due to labor savings resulting from administrative workforce reductions and related benefits that occurred during fiscal 2009, higher board fees in the same period of fiscal 2009 associated with the work of the special committee established to review strategic alternatives and lower cost of third-party information technology services, partially offset by the higher costs associated with production and advertising media expenses associated with our new marketing initiatives.

	Depreciation and amortization
		as a % of total
	(in thousands)	revenues
Three months ended June 28, 2010	$1,196	4.0%
Three months ended June 29, 2009	$1,779	5.6%

		as a % of total
	(in thousands)	revenues
Six months ended June 28, 2010	$2,576	4.5%
Six months ended June 29, 2009	$3,743	6.2%

Depreciation and amortization. The decrease in depreciation and amortization expense in the three and six month periods ended June 28, 2010, as compared to the same periods of fiscal 2009, is due primarily to the impact of impairments recorded during and subsequent to the second quarter of fiscal 2009, the continued depreciation and amortization of our comparable restaurant base and the retirement of assets with approximately $3.0 million in book value as a result of the sale of the thirteen Company-owned restaurants in D.C. to a franchisee during the second quarter of fiscal 2010.

	Provision for losses on asset
	impairments and disposals
		as a % of total
	(in thousands)	revenues
Three months ended June 28, 2010	$212	0.7%
Three months ended June 29, 2009	$238	0.8%

		as a % of total
	(in thousands)	revenues
Six months ended June 28, 2010	$212	0.4%
Six months ended June 29, 2009	$238	0.4%
Provision for losses on asset impairments and disposals. In the three and six-month periods ended June 28, 2010, we recorded an asset impairment charge of approximately $0.2 million related to two underperforming restaurants. In the three and six month periods ended June 29, 2009, we recorded an asset impairment charge of approximately $0.2 million related to one underperforming location in the Chicago area.

	Closed store costs
		as a % of total
	(in thousands)	revenues
Three months ended June 28, 2010	$2	0.0%
Three months ended June 29, 2009	$2	0.0%

		as a % of total
	(in thousands)	revenues
Six months ended June 28, 2010	$2	0.0%
Six months ended June 29, 2009	$45	0.1%
Closed store costs. The closed store costs in the three and six months ended June 28, 2010 were not material. The closed store costs in the six months ended June 29, 2009 were related to three underperforming restaurants where we negotiated early exit agreements with the landlords and closed these restaurants in 2009, and one underperforming restaurant that we closed at the expiration of the operating lease.

	Lease termination expense
		as a % of total
	(in thousands)	revenues
Three months ended June 28, 2010	$9	0.0%
Three months ended June 29, 2009	$5	0.0%

		as a % of total
	(in thousands)	revenues
Six months ended June 28, 2010	$10	0.0%
Six months ended June 29, 2009	$207	0.3%

Lease termination expense. The lease termination charges in the three and six months ended June 28, 2010 were related to one subleased restaurant. The lease termination charges in the three and six months ended June 29, 2009 were related to an underperforming restaurant in the Midwest region where we reached an early exit agreement with the landlord.

	Gain on sale of assets
		as a % of total
	(in thousands)	revenues
Three months ended June 28, 2010	$5,120	17.3%
Three months ended June 29, 2009	$—	—

		as a % of total
	(in thousands)	revenues
Six months ended June 28, 2010	$5,207	9.1%
Six months ended June 29, 2009	$—	—
Gain on sale of assets. The gain on the sale of assets recognized in the three months ended June 28, 2010 of approximately $5.1 million was due to the sale of the thirteen Company-owned restaurants in D.C. to a franchisee. An additional gain of $0.1 million was recognized in the six months ended June 28, 2010 related to the sale of a liquor license. No gain on sale of assets was recognized in the three and six months ended June 29, 2009.

	Net income (loss)
		as a % of total
	(in thousands)	revenues
Three months ended June 28, 2010	$3,793	12.8%
Three months ended June 29, 2009	$(969)	(3.1%)

		as a % of total
	(in thousands)	revenues
Six months ended June 28, 2010	$739	1.3%
Six months ended June 29, 2009	$(4,295)	(7.1%)
Net income (loss). The net income in the three and six months ended June 28, 2010 of approximately $3.8 million and $0.7 million, respectively, as compared to the loss in the three and six months ended June 29, 2009 of approximately $1.0 million and $4.3 million, respectively, is primarily due to the gain on the sale of assets from the thirteen Company-owned restaurants in D.C. to a franchisee and the labor savings resulting from the administrative workforce reductions that occurred during fiscal 2009, partially offset by the higher advertising expenses associated with our new marketing initiatives and the higher costs for repairs and maintenance of existing Company-owned restaurants in D.C.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were approximately $12.3 million on June 28, 2010, compared to $4.1 million on December 28, 2009. We had positive working capital of approximately $3.5 million on June 28, 2010, compared to negative working capital of $5.6 million on December 28, 2009. The increase in working capital as of June 28, 2010 is primarily due to the $6.4 million cash proceeds from the sale of the thirteen Company-owned restaurants in the District of Columbia to a franchisee, as well as the net proceeds of $4.9 million from our rights offering and related private placement of common stock (see Note 10), partially offset by the funding of the operating loss for the six-month period ended June 28, 2010. Our principal requirements for cash in the remainder of 2010 will be for working capital needs and routine maintenance of our existing restaurants.

Net cash used in operating activities in the six-month period ended June 28, 2010 was approximately $2.9 million, compared to $0.1 million of net cash used in operating activities in the six-month period ended June 29, 2009. The increase in cash used in operating activities in the first six months of fiscal 2010 was primarily the result of funding the higher year-over-year operating loss, net of depreciation expense and the gain from the sale of the thirteen Company-owned restaurants in D.C. to a franchisee (see Note 9), as well as the payment of certain lease termination and legal settlement obligations and the timing on payments of certain percentage rent obligations.
The cash provided by investing activities in the six-month period ended June 28, 2010 was approximately $6.3 million and resulted primarily from the sale of the thirteen Company-owned restaurants in D.C. to a franchisee (see Note 9).
The cash provided by financing activities in the six-month period ended June 28, 2010 of approximately $4.9 million was from proceeds associated with the shareholder rights offering and the private placement of shares to our executive officers and outside directors completed in January 2010 (see Note 10).
We do not have any current plans to open additional Company-owned restaurants during the remainder of fiscal 2010. However, we will continue to seek out and evaluate opportunities to develop new Company-owned locations in existing markets. We do expect to incur capital maintenance costs on existing Company-owned restaurants during the remainder of fiscal 2010. As we currently have no credit facility or available line of credit, we expect to fund any required capital maintenance costs on existing Company-owned locations or required capital for new restaurant development, if any, from cash and cash equivalents on hand, expected cash flows generated by existing Company-owned restaurants, and expected franchise fees and royalties.
We believe that our current cash and cash equivalents and the expected cash flows from Company-owned restaurant operations and expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and maintenance of existing restaurant locations for the next twelve months and for new Company-owned restaurant development, if any. Our conclusion is based on our expected performance for fiscal 2010 and includes a sensitivity analysis that projects varying levels of decline in consumer demand. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance and the potential impact the current economic environment may have on consumer spending. In analyzing our capital cash outlays in the six-month periods ended June 28, 2010 and June 29, 2009, 72.3% and 68.2%, respectively, of our capital expenditures were spent on repairs and maintenance associated with existing Company-owned locations. We currently do not expect significant levels of cash outlays for capital expenditures during the remainder of fiscal 2010.
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

We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of June 28, 2010:

	Payments Due by Period
	(in thousands)
			Due	Due	Due
	Total	Due	Fiscal 2011	Fiscal 2013	After
Description	Obligations	Fiscal 2010	to Fiscal 2012	to Fiscal 2014	Fiscal 2014

Long-term debt (1)	$50	$25	$25	$—	$—
Operating leases (2)	62,731	7,076	26,168	17,816	11,671
Other long-term liabilities (3)	781	227	554	—	—

Total contractual cash obligations	$63,562	$7,328	$26,747	$17,816	$11,671

(1)
Amounts shown include aggregate scheduled interest payments of $0.01 million. The pricipal amount of the debt, net of interest obligations, is included in the other long-term liabilities, in the attached consolidated balance sheets. This obligation is related to a trademark infringement settlement.

(2)
Amounts shown are net of an aggregate $0.05 million of sub-lease rental income due under non-cancelable subleases and include aggregate accrued contractual lease increases of approximately $4.0 million, which are included in other long-term liabilities in the attached consolidated balance sheets.

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
Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the respective lease from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in other liabilities in the accompanying consolidated balance sheets and totaled $4.0 million and $4.4 million as of June 28, 2010 and June 29, 2009, respectively.
Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other long-term liabilities in the accompanying consolidated balance sheets as of June 28, 2010 and June 29, 2009 were landlord allowances of approximately $1.0 million and $1.4 million, respectively.
As of June 28, 2010, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Intangibles, Security Deposits and Other Assets” in the accompanying consolidated balance sheets.
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
PURCHASE COMMITMENTS
We have an agreement with Distribution Market Advantage, Inc. (“Distribution Marketing Advantage”) that provides us access to a national network of independent distributors. Under this agreement the independent distributors supply us with approximately 78% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers. This agreement was renegotiated and has been extended through December 2013.
We have a long-term beverage marketing agreement with the Coca-Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received or recorded as of June 28, 2010. During the fourth quarter of fiscal 2009 we amended the marketing agreement with the Coca-Cola Company to include additional products and higher per unit amounts against the marketing allowance.
We purchase all contracted coffee products through a single supplier, Coffee Bean International, Inc. (“Coffee Bean International”). In the event of a business interruption, Coffee Bean International is required to utilize the services of a third-party roaster to fulfill its obligations. If the services of a third-party roaster are used, Coffee Bean International will guarantee that the product fulfillment standards stated in our contract will remain in effect throughout such business interruption period. This agreement expired in June 2010 and we are currently evaluating proposals from Coffee Bean International and several other coffee suppliers. We expect to conclude the evaluations and enter into an agreement with a supplier before the end of our third quarter of fiscal 2010.
Self-Insurance
We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum liability of $100,000 per participant during a plan year. Benefits paid in excess of $100,000 per participant are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. For our 2010 plan year, this pre-determined dollar amount is $2.5 million.
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
Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. In the three and six months ended June 28, 2010, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect in the three and six months ended June 28, 2010 would not have resulted in a fluctuation of interest income. In the three and six months ended June 28, 2010 and June 29, 2009, interest income was not material.
Foreign Currency Risk
As of June 28, 2010, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
As of the date of this report, there are no legal proceedings pending which, at this time, are expected to have a material adverse effect if decided against the Company.
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
Item 5: EXHIBITS
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

COSI, INC.
Date: August 12, 2010	By:	/s/ JAMES HYATT
James Hyatt
President, Chief Executive Officer, and Director

Date: August 12, 2010	By:	/s/ WILLIAM KOZIEL
William Koziel
Chief Financial Officer (chief accounting officer) Treasurer and Secretary

EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.