Form 10-Q
period 2010-09-27
COSI INC
filed 2010-11-12
CIK 1171014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2010

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock, $.01 par value, outstanding as of November 10, 2010: 51,682,891.

COSI, INC.

Index to Form 10-Q

For the nine-month period ended September 27, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Cosi, Inc.

Consolidated Balance Sheets

As of Sepember 27, 2010 and December 28, 2009

(dollars in thousands, except share and per share data)

	September 27, 2010	December 28, 2009
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$11,500	$4,079
Accounts receivable, net	1,025	560
Inventories	782	967
Prepaid expenses and other current assets	744	2,136
Total current assets	14,051	7,742

Furniture and fixtures, equipment and leasehold improvements, net	15,976	22,100
Intangibles, security deposits and other assets, net	2,689	1,728
Total assets	$32,716	$31,570

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,514	$3,079
Accrued expenses	7,755	9,628
Deferred franchise revenue	61	44
Current portion of other long-term liabilities	921	588
Total current liabilities	11,251	13,339

Deferred franchise revenue	2,238	2,563
Other long-term liabilities, net of current portion	4,876	6,343
Total liabilities	18,365	22,245

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value; 100,000,000 shares authorized, 51,682,891 and 40,862,474 shares issued, respectively	517	409
Additional paid-in capital	283,269	277,994
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(268,237)	(267,880)
Total stockholders’ equity	14,351	9,325
Total liabilities and stockholders’ equity	$32,716	$31,570

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Operations

For the Three and Nine Month Periods Ended September 27, 2010 and September 28, 2009

(dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$26,341	$29,528	$82,004	$88,667
Franchise fees and royalties	782	505	2,340	1,668
Total revenues	27,123	30,033	84,344	90,335

Costs and expenses:
Cost of food and beverage	5,835	6,858	18,730	20,011
Restaurant labor and related benefits	9,684	11,043	30,979	32,592
Occupancy and other restaurant operating expenses	8,257	9,412	26,005	27,607
	23,776	27,313	75,714	80,210
General and administrative expenses	3,156	3,441	10,108	10,916
Depreciation and amortization	1,096	1,701	3,672	5,444
Provision for losses on asset impairments and disposals	88	—	300	238
Lease termination expense and closed store costs	172	—	184	252
Gain on sale of assets	(59)	—	(5,266)	—
Total costs and expenses	28,229	32,455	84,712	97,060

Operating loss	(1,106)	(2,422)	(368)	(6,725)

Interest income	1	—	1	2
Interest expense	(1)	(1)	(3)	(4)
Other income	10	61	13	70

Net loss	$(1,096)	$(2,362)	$(357)	$(6,657)

Per Share Data:
Loss per share, basic and diluted	$(0.02)	$(0.06)	$(0.01)	$(0.16)

Weighted average shares outstanding:	51,228,298	40,521,231	50,439,627	40,387,960

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 27, 2010

(unaudited)

(dollars in thousands, except share data)

	Common Stock			Treasury Stock
			Additional
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, December 28, 2009	40,862,474	$409	$277,994	239,543	$(1,198)	$(267,880)	$9,325

Issuance of common stock (1)	10,451,677	105	4,790				4,895
Forfeitures of restricted stock	(21,950)	3	(3)				—
Stock-based compensation	390,690	—	488				488
Net loss						(357)	(357)

Balance, September 27, 2010	51,682,891	$517	$283,269	239,543	$(1,198)	$(268,237)	$14,351

(1)          The additional paid-in capital represents the proceeds net of issuance costs of approximately $273,000 from the shareholder rights offering and related private placement to directors and officers of the Company, completed in January 2010

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Cash Flows

For the Nine Month Periods Ended September 27, 2010 and September 28, 2009

(dollars in thousands)

	September 27, 2010	September 28, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(357)	$(6,657)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,672	5,444
Gain on sale of restaurants	(5,120)	—
Gain on sale of assets	(146)	—
Non-cash portion of asset impairments and disposals	300	238
Provision for bad debts	13	78
Stock-based compensation expense	488	838
Changes in operating assets and liabilities:
Accounts receivable	(207)	130
Inventories	185	43
Prepaid expenses and other current assets	1,392	2,793
Other assets	32	162
Accounts payable and accrued expenses	(2,489)	(2,651)
Deferred franchise revenue	(308)	(70)
Lease termination accrual	127	(183)
Other liabilities	(882)	(612)
Net cash used in operating activities	(3,300)	(447)

Cash flows from investing activities:
Proceeds from sale of restaurants	6,400	—
Capital expenditures	(806)	(553)
Proceeds from sale of assets	184	—
Return of security deposits	48	—
Net cash provided by (used in) investing activities	5,826	(553)

Cash flows from financing activities:
Net proceeds from issuance of common stock	5,168	—
Common stock issuance costs	(273)	—
Net cash provided by financing activities	4,895	—

Net increase (decrease) in cash and cash equivalents	7,421	(1,000)
Cash and cash equivalents, beginning of period	4,079	5,589
Cash and cash equivalents, end of period	$11,500	$4,589

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$201	$168

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

The results for the three and nine month periods ended September 27, 2010 and September 28, 2009 are not indicative of the results for the full fiscal year.

Certain amounts in the September 28, 2009 consolidated statement of operations have been reclassified to conform to the September 27, 2010 presentation.

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

Note 2 — Stock-Based Compensation Expense

A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended		For the Nine Months Ended
	(in thousands)		(in thousands)
	September 27, 2010	September 28, 2009	September 27, 2010	September 28, 2009

Stock option compensation expense	$—	$10	$1	$38
Restricted stock compensation expense, net of forfeitures	125	244	487	800
Total non-cash, stock-based compensation expense, net of forfeitures	$125	$254	$488	$838

As of September 27, 2010, all compensation expense related to stock options granted under the Company’s various incentive plans have been recognized in full. In addition, as of September 27, 2010, there was approximately $0.5 million of total unrecognized compensation expense related to restricted stock shares and units granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”). The expense related to these grants is being recognized on a straight-line basis from the date of each grant through fiscal 2014.

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

In the nine-month period ended September 27, 2010, pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 238,250 restricted stock shares and 200,000 restricted stock units to key employees. The vesting of these shares and stock units will occur as follows: (i) 20% of the stock shares and stock units vested on the grant date, and (ii) an additional 20% of the stock shares and stock units will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares and the stock units for the grants made in the nine-month period ended September 27, 2010, based on the closing price of our common stock on the date of the grants, was approximately $0.4 million. In the nine-month period ended September 28, 2009, we granted and issued 10,000 restricted stock shares of our authorized but unissued common stock to key employees. The value of the shares for the grants made during that period, based on the closing price of our common stock on the date of the grants, was approximately $0.01 million.

In the three-month period ended September 27, 2010, 550 shares of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was immaterial. There were no forfeitures of restricted stock during the third quarter of 2009. During the nine-month periods ended September 27, 2010 and September 28, 2009, 21,950 and 2,000 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.03 million and $0.02 million in the nine-month periods ended September 27, 2010 and September 28, 2009, respectively. The accompanying consolidated statement of operations for the nine-month periods ended September 27, 2010 and September 28, 2009 reflects the reversal of approximately $0.01 million, in each nine-month period, of previously amortized costs related to these forfeited shares.

In the nine-month periods ended September 27, 2010 and September 28, 2009, we issued 152,440 and 195,310 shares, respectively, of our restricted common stock to members of the Board of Directors pursuant to the 2005 Plan. These shares had an aggregate value of approximately $0.1 million at the time of issuance in both years and vested upon issuance.

Note 3 — Earnings Per Share

	For the Three Months Ended		For the Nine Months Ended
	(net loss in thousands)		(net loss in thousands)
	September 27, 2010	September 28, 2009	September 27, 2010	September 28, 2009
Net loss	$(1,096)	$(2,362)	$(357)	$(6,657)
Shares:
Weighted average number of shares outstanding	51,228,298	40,521,231	50,439,627	40,387,960

Basic and diluted loss per share	$(0.02)	$(0.06)	$(0.01)	$(0.16)

Basic and diluted loss per common share is calculated by dividing the net loss by the weighted-average common shares outstanding during each period. As of September 27, 2010 and September 28, 2009, there were, respectively, 215,050 and 105,700 unvested restricted shares of common stock outstanding and 548,312 and 690,149 out-of-the-money stock options to purchase shares of common stock. There were no in-the-money stock options as of September 27, 2010 and September 28, 2009. The unvested restricted shares meet the requirements for participating securities but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. The outstanding out-of-the-money stock options to purchase shares of common stock at September 27, 2010 and September 28, 2009 do not meet the requirements for participating securities and were not included in the computation of basic and diluted earnings per share. As of September 27, 2010 and September 28, 2009, there were, respectively, 215,000 and 110,000 unvested restricted stock units.

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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

In the three-month period ended September 27, 2010, we recorded an asset impairment charge of approximately $0.1 million related to maintenance capital expenditures for previously impaired restaurants. In the nine-month period ended September 27, 2010, we recorded an asset impairment charge of approximately $0.3 million related to two underperforming restaurants We recorded an asset impairment charge of approximately $0.2 million related to one underperforming location in the Chicago area in the three and nine-month periods ended September 28, 2009.

Note 5 — Lease Termination Costs

In the three and nine-month periods ended September 27, 2010, we incurred lease termination costs of approximately $0.2 million related to the closing of two underperforming locations. In the nine-month period ended September 28, 2009, we recorded lease termination charges of approximately $0.2 million related to an underperforming location where we reached a lease termination agreement with the landlord.

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

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Disbursement from the escrow, either in full or in part, is based on a formula that compares then-current trailing twelve-month sales to a sales baseline and applies the resulting percentage to the escrow amount. The disbursement calculation can be applied up to three times at Cosi’s sole discretion over the three year period.

As a result of this sale, we disposed of approximately $3.0 million in net furniture, fixtures, equipment and leasehold improvements, and recognized a gain on the sale of assets of approximately $5.1 million during the second quarter of fiscal 2010, including approximately $0.3 million in unamortized landlord allowances and reversal of straight line rent expense. We will recognize an additional gain from the sale of these assets at the time that the disbursement, either in full or in part, is made to us from the $0.6 million held in escrow. In addition, as a result of this sale, our cash position increased by $6.4 million, other non-current assets and current receivables increased by approximately $1.2 million and $0.15 million, respectively, due to the $1.35 million promissory note.

Our 2009 net restaurant sales from the thirteen restaurants sold were approximately $18.7 million with related restaurant level operating costs and expenses of approximately $16.1 million. Additionally, there was $1.4 million of depreciation and amortization associated with these restaurants and $0.9 million of general and administrative costs. Had the sale of these restaurants occurred on the first day of our fiscal 2009, and assuming these restaurants generated the same level of sales when operated by Capitol C, the franchise royalty income recognized from these thirteen restaurants would have been approximately $0.9 million for fiscal 2009. This would have resulted in a reduction in our fiscal 2009 net loss of approximately $0.6 million.

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

Note 11 — Subsequent Event

Regaining Compliance with NASDAQ Listing Standards

On November 4, 2010 we received notice from the Listing Qualifications Department of The NASDAQ Stock Market that we have regained compliance with the NASDAQ Listing Standards by curing the minimum bid price deficiency. As of November 3, 2010, the bid price of our common stock had closed at or above the $1.00 minimum requirement for the last 10 consecutive business days. We now meet all continued listing standards for the NASDAQ Global Market.

Item 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended  September 27, 2010 and September 28, 2009 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2009 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.

OVERVIEW

System-wide restaurants:

	For the Three Months Ended
	September 27, 2010			September 28, 2009
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	86	58	144	98	44	142
New restaurants opened	—	1	1	1	1	2
Restaurants permanently closed	1	—	1	—	—	—
Restaurants at end of period	85	59	144	99	45	144

	For the Nine Months Ended
	September 27, 2010			September 28, 2009
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	99	46	145	101	50	151
Company-owned sold to franchisee	13	13	—	—	—	—
New restaurants opened	—	2	2	2	4	6
Restaurants permanently closed	1	2	3	4	9	13
Restaurants at end of period	85	59	144	99	45	144

As of September 27, 2010, there were 85 Company-owned and 59 franchised premium convenience restaurants operating in 18 states, the District of Columbia, and the United Arab Emirates (“UAE”). During the three months ended September 27, 2010, one new franchised restaurant opened at Logan Airport in Boston and we closed one underperforming Company-owned restaurant in Great Neck, New York. During the nine months ended September 27, 2010, we sold thirteen Company-owned restaurants in the District of Columbia to a franchisee (see Note 9), opened two new franchised restaurants which included one location in the UAE and one location at Logan Airport. We closed one Company-owned restaurant in Great Neck, New York and one franchised restaurant in the UAE and one in Minnesota. Subsequent to the end of the third quarter of 2010, we closed one underperforming Company-owned restaurant in Darien, Connecticut.

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

As a result of this sale, we disposed of approximately $3.0 million in net furniture, fixtures, equipment and leasehold improvements, and recognized a gain on the sale of assets of approximately $5.1 million during the second quarter of fiscal 2010, including approximately $0.3 million in unamortized landlord allowances and reversal of straight line rent expense. We will recognize an additional gain from the sale of these assets at the time that the disbursement, either in full or in part, is made to us from the $0.6 million held in escrow. In addition, as a result of this sale, our cash position increased by $6.4 million, other non-current assets and current receivables increased by approximately $1.2 million and $0.15 million, respectively, due to the $1.35 million promissory note.

Our 2009 net restaurant sales from the thirteen restaurants sold in D.C. were approximately $18.7 million with related restaurant-level operating costs and expenses of approximately $16.1 million. Additionally, there was $1.4 million of depreciation and amortization associated with these restaurants and $0.9 million of general and administrative costs. Had the sale of these restaurants occurred on the first day of our fiscal 2009, and assuming these restaurants generated the same level of sales when operated by Capitol C, the franchise royalty income recognized from these thirteen restaurants would have been approximately $0.9 million for fiscal 2009. This would have resulted in a reduction in our fiscal 2009 net loss of approximately $0.6 million.

Regaining Compliance with NASDAQ Listing Standards

On November 4, 2010 we received notice from the Listing Qualifications Department of The NASDAQ Stock Market that we have regained compliance with the NASDAQ Listing Standards by curing the minimum bid price deficiency. As of November 3, 2010, the bid price of our common stock had closed at or above the $1.00 minimum requirement for the last 10 consecutive business days. We now meet all continued listing standards for the NASDAQ Global Market.

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

As of September 27, 2010 and September 28, 2009, there were 84 and 97 restaurants in our comparable restaurant base, respectively.

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

RESULTS OF OPERATIONS

Our operating results for the three and nine-month periods ended September 27, 2010 and September 28, 2009, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2010	September 28, 2009	September 27, 2010	September 28, 2009

Revenues:
Restaurant net sales	97.1%	98.3%	97.2%	98.2%
Franchise fees and royalties	2.9	1.7	2.8	1.8
Total revenues	100.0	100.0	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	22.2	23.2	22.8	22.6
Restaurant labor and related benefits (1)	36.8	37.4	37.8	36.8
Occupancy and other restaurant operating expenses (1)	31.3	31.9	31.7	31.1
	90.3	92.5	92.3	90.5
General and administrative expenses	11.6	11.4	12.0	12.1
Depreciation and amortization	4.0	5.7	4.4	6.0
Provision for losses on asset impairments and disposals	0.3	—	0.4	0.3
Lease termination expense and closed store costs	0.6	—	0.2	0.2
Gain on sale of assets	(0.2)	—	(6.2)	—
Total costs and expenses	104.0	108.1	100.4	107.4
Operating loss	(4.0)	(8.1)	(0.4)	(7.4)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income	—	0.2	—	0.1
Net loss	(4.0)%	(7.9)%	(0.4)%	(7.3)%

(1)   These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues

Restaurant Net Sales

	Restaurant net sales
	(in thousands)	as a % of total revenues
Three months ended September 27, 2010	$26,341	97.1%
Three months ended September 28, 2009	$29,528	98.3%

	(in thousands)	as a % of total revenues
Nine months ended September 27, 2010	$82,004	97.2%
Nine months ended September 28, 2009	$88,667	98.2%

Restaurant net sales.  Restaurant net sales decreased 10.8%, or approximately $3.2 million, in the three months ended September 27, 2010, as compared to the same period of fiscal 2009, due to an approximately $4.9 million decrease in net restaurant sales from the thirteen Company-owned restaurants that were sold to a franchisee during the second quarter of fiscal 2010, partially offset by an approximately $1.6 million, or 6.6%, increase in net sales in our comparable restaurant base and approximately $0.1 million in net sales at one new restaurant not yet in its sixteenth month in operation as of September 27, 2010. The 6.6% increase in comparable restaurant net sales in the three months ended September 27, 2010 was comprised of 3.7% increase in traffic and 2.9% increase in average check.

In the nine months ended September 27, 2010, restaurant net sales decreased 7.5%, or approximately $6.7 million, as compared to the nine months ended September 28, 2009, due to an approximately $8.3 million decrease in net restaurant sales from the thirteen Company-owned restaurants that were sold to a franchisee in the second quarter of fiscal 2010 and an approximately $0.4 million decrease in net sales related to Company-owned restaurants closed during and subsequent to the first quarter of 2009, partially offset by an approximately $1.3 million, or 1.7%, increase in net sales in our comparable restaurant base and approximately $0.7 million in net sales at two new restaurants not yet in their sixteenth month in operation for the full nine-month period ended September 27, 2010. The 1.7% increase in comparable restaurant net sales in the nine months ended September 27, 2010 was comprised of 1.5% increase in average check price and 0.2% increase in traffic. Comparable net restaurant sales for the nine months ended September 27, 2010 were adversely impacted in the month of February by severe winter weather across the mid-Atlantic and northeast regions where we have a high concentration of Company-owned restaurants.

Franchise Fees and Royalties

	Franchise fees and royalties
	(in thousands)	as a % of total revenues
Three months ended September 27, 2010	$782	2.9%
Three months ended September 28, 2009	$505	1.7%

	(in thousands)	as a % of total revenues
Nine months ended September 27, 2010	$2,340	2.8%
Nine months ended September 28, 2009	$1,668	1.8%

Franchise fees and royalties.  In the three and nine months ended September 27, 2010, franchise fees and royalties increased by 54.8% and 40.2%, respectively, or approximately $0.3 million and $0.7 million in each respective period, to approximately $0.8 million and $2.3 million, respectively, as compared to the three and nine months ended September 28, 2009, due primarily to the $0.4 million increase in royalties from the thirteen Company-owned restaurants in D.C. sold to a franchisee in the second quarter of 2010 as well as due to the $0.2 million increase in franchise fees resulting from a canceled area development agreement.

Costs and Expenses

	Cost of food and beverage
	(in thousands)	as a % of restaurant net sales
Three months ended September 27, 2010	$5,835	22.2%
Three months ended September 28, 2009	$6,858	23.2%

	(in thousands)	as a % of restaurant net sales
Nine months ended September 27, 2010	$18,730	22.8%
Nine months ended September 28, 2009	$20,011	22.6%

Cost of food and beverage.  The decrease in cost of food and beverage as a percentage of restaurant net sales in the three-month period ended September 27, 2010, as compared to the same period of fiscal 2009, is due primarily to the favorable impact on cost of goods of the price increase taken at the end of the second quarter of fiscal 2010, as well as advantageous pricing obtained on certain commodities, partially offset by the impact on total menu mix of an increase in sale of breakfast items which carry a higher cost of goods as a percentage of net sales when compared to items sold during our lunch and dinner day parts.

For the nine-month period ended September 27, 2010, cost of food and beverage as a percentage of restaurant net sales was slightly higher compared to the same period of fiscal 2009 due primarily to certain new products and limited-time offerings that were introduced in the latter half of 2009 which had higher than average costs as a percent of sales, partially offset by the favorable impact of the price increase taken at the end of the second quarter of fiscal 2010 as well as savings achieved on purchases of certain commodities.

	Restaurant labor and related benefits
	(in thousands)	as a % of restaurant net sales
Three months ended September 27, 2010	$9,684	36.8%
Three months ended September 28, 2009	$11,043	37.4%

	(in thousands)	as a % of restaurant net sales
Nine months ended September 27, 2010	$30,979	37.8%
Nine months ended September 28, 2009	$32,592	36.8%

Restaurant labor and related benefits.  The decrease in restaurant labor and related benefits as a percentage of restaurant net sales in the three months ended September 27, 2010, as compared to the same period of fiscal 2009, is largely due to the leveraging effect on the fixed portion of manager salaries and hourly labor of the increase in comparable net restaurant sales as well as the favorable impact on labor of the price increase taken at the end of the second quarter of fiscal 2010, partially offset by the ramp-up stage sales, during the extended evening and weekend restaurant operating hours that we put in place during the second quarter of 2010 and the deployment of labor to support the growth of our breakfast day part and catering.

In the nine months ended September 27, 2010, the increase in restaurant labor and related benefits as a percentage of restaurant net sales, as compared to the same period of fiscal 2009, is primarily due to the impact on hourly labor of extended evening and weekend operating hours in certain restaurants as well as the deployment of labor to support the growth of our breakfast day part and catering, partially offset by the leveraging effect of the increase in comparable restaurant sales and the favorable impact on labor of the price increase taken at the end of the second quarter.

	Occupancy and other restaurant operating expenses
	(in thousands)	as a % of restaurant net sales
Three months ended September 27, 2010	$8,257	31.3%
Three months ended September 28, 2009	$9,412	31.9%

	(in thousands)	as a % of restaurant net sales
Nine months ended September 27, 2010	$26,005	31.7%
Nine months ended September 28, 2009	$27,607	31.1%

Occupancy and other restaurant operating expenses.  The decrease in occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, in the three months ended September 27, 2010, as compared to the same periods of fiscal 2009, is due primarily to the leveraging effect on fixed occupancy expenses of the increase in comparable restaurant net sales, as well as a reduction in restaurant paper and packaging costs as a percentage of restaurant net sales.

The increase in occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, in the nine months ended September 27, 2010, as compared to the same period of fiscal 2009 is primarily due to higher costs for repairs and maintenance of existing Company-owned restaurants.

	General and administrative expenses
	(in thousands)	as a % of total revenues
Three months ended September 27, 2010	$3,156	11.6%
Three months ended September 28, 2009	$3,441	11.4%

	(in thousands)	as a % of total revenues
Nine months ended September 27, 2010	$10,108	12.0%
Nine months ended September 28, 2009	$10,916	12.1%

General and administrative expenses.  The decrease in general and administrative expenses of approximately $0.3 million in the three months ended September 27, 2010, as compared to the same period of fiscal 2009, is due primarily to the savings resulting from administrative workforce reductions that occurred during fiscal 2009, the reduction in cost of third-party information technology services and lower legal fees, partially offset by the higher costs associated with production and advertising media expenses associated with our new marketing initiatives.

The decrease in general and administrative expenses of approximately $0.8 million in the nine months ended September 27, 2010, as compared to the same period of fiscal 2009, was primarily due to labor savings resulting from administrative workforce reductions that occurred during fiscal 2009, higher board fees in the same period of fiscal 2009 associated with the work of the special committee established to review strategic alternatives, the reduction in cost of third-party information technology services and lower legal fees, partially offset by the higher costs associated with production and advertising media expenses associated with our new marketing initiatives.

	Depreciation and amortization
	(in thousands)	as a % of total revenues
Three months ended September 27, 2010	$1,096	4.0%
Three months ended September 28, 2009	$1,701	5.7%

	(in thousands)	as a % of total revenues
Nine months ended September 27, 2010	$3,672	4.4%
Nine months ended September 28, 2009	$5,444	6.0%

Depreciation and amortization.  The decrease in depreciation and amortization expense in the three and nine-month periods ended September 27, 2010, as compared to the same periods of fiscal 2009, is due primarily to the impact of impairments recorded during and subsequent to the third quarter of fiscal 2009, the continued depreciation and amortization of our comparable restaurant base and the retirement of assets with approximately $3.0 million in book value as a result of the sale of the thirteen Company-owned restaurants in D.C. to a franchisee during the second quarter of fiscal 2010.

	Provision for losses on asset impairments and disposals
	(in thousands)	as a % of total revenues
Three months ended September 27, 2010	$88	0.3%
Three months ended September 28, 2009	$—	—

	(in thousands)	as a % of total revenues
Nine months ended September 27, 2010	$300	0.4%
Nine months ended September 28, 2009	$238	0.3%

Provision for losses on asset impairments and disposals.  In the three-month period ended September 27, 2010, we recorded an asset impairment charge of approximately $0.1 million related to maintenance capital expenditures on previously impaired restaurants. In the nine-month period ended September 27, 2010, we recorded an asset impairment charge of approximately $0.3 million related to two underperforming restaurants. The impairment charge of $0.2 million in the nine months ended September 28, 2009 was related to one underperforming restaurant in the Chicago area.

	Lease termination expense and closed store costs
	(in thousands)	as a % of total revenues
Three months ended September 27, 2010	$172	0.6%
Three months ended September 28, 2009	$—	—

	(in thousands)	as a % of total revenues
Nine months ended September 27, 2010	$184	0.2%
Nine months ended September 28, 2009	$252	0.2%

Lease termination expense.  The lease termination charges in the three and nine-month periods ended September 27, 2010 are related to two restaurants where we have reached early termination agreements with the landlords to exit the leases. The lease termination charge in the nine-month period ended September 28, 2009 was related to an underperforming restaurant in the Midwest region where we reached an early exit agreement with the landlord.

	Gain on sale of assets
	(in thousands)	as a % of total revenues
Three months ended September 27, 2010	$59	0.2%
Three months ended September 28, 2009	$—	—

	(in thousands)	as a % of total revenues
Nine months ended September 27, 2010	$5,266	6.2%
Nine months ended September 28, 2009	$—	—

Gain on sale of assets.  The gain on sale of assets recognized in the three months ended September 27, 2010 of approximately $0.1 million was due to the sale of a liquor license. The gain on sale of assets in the nine months ended September 27, 2010 was due to the sale of the thirteen Company-owned restaurants in D.C. to a franchisee (see Note 9). An additional gain of $0.1 million was recognized related to the sale of a liquor licenses. No gain on sale of assets was recognized in the three and nine months ended September 28, 2009.

	Net loss
	(in thousands)	as a % of total revenues
Three months ended September 27, 2010	$1,096	4.0%
Three months ended September 28, 2009	$2,362	7.9%

	(in thousands)	as a % of total revenues
Nine months ended September 27, 2010	$357	0.4%
Nine months ended September 28, 2009	$6,657	7.3%

Net loss.  The net loss for the three months ended September 27, 2010 decreased to a net loss of approximately $1.1 million compared to a net loss for the three months ended September 28, 2009 of approximately $2.4 million due primarily to the improvement in restaurant operating margins, the reduction in general and administrative expenses and the higher franchise fees and royalties.

The net loss for the nine months ended September 27, 2010 decreased to a net loss of approximately $0.4 million compared to a net loss for the nine months ended September 28, 2009 of approximately $6.7 million due primarily to the gain on the sale of assets from the thirteen Company-owned restaurants in D.C. to a franchisee, the reduction in general and administrative expenses and the higher franchise fees and royalties.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $11.5 million on September 27, 2010, compared to $4.1 million on December 28, 2009. We had positive working capital of approximately $2.8 million on September 27, 2010, compared to negative working capital of $5.6 million on December 28, 2009. The increase in working capital as of September 27, 2010 is primarily due to the $6.4 million cash proceeds from the sale of the thirteen Company-owned restaurants in the District of Columbia to a franchisee (see Note 9), as well as the net proceeds of $4.9 million from our rights offering and related private placement of common stock (see Note 10), partially offset by the funding of the operating loss for the nine-month period ended September 27, 2010. Our principal requirements for cash in the remainder of 2010 will be for working capital needs and routine maintenance of our existing restaurants.

Net cash used in operating activities in the nine-month period ended September 27, 2010 was approximately $3.3 million, compared to $0.4 million of net cash used in operating activities in the nine-month period ended September 28, 2009. The increase in cash used in operating activities in the first nine months of fiscal 2010 was primarily the result of funding the higher year-over-year operating loss, net of depreciation expense and gain on sale of restaurants (see Note 9), as well as the payment of certain lease termination and legal settlement obligations and the timing of vendor payments.

The cash provided by investing activities in the nine-month period ended September 27, 2010 was approximately $5.8 million and resulted primarily from the sale of the thirteen Company-owned restaurants in D.C. to a franchisee (see Note 9), partially offset by payments for capital expenditure.

The cash provided by financing activities in the nine-month period ended September 27, 2010 of approximately $4.9 million was from proceeds associated with the shareholder rights offering and the private placement of shares to our executive officers and outside directors completed in January 2010 (see Note 10).

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

We believe that our current cash and cash equivalents and the expected cash flows from Company-owned restaurant operations and expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and maintenance of existing restaurant locations for the next twelve months and for new Company-owned restaurant development, if any. Our conclusion is based on our expected performance for fiscal 2010 and includes a sensitivity analysis that projects varying levels of decline in consumer demand. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance and the potential impact the current economic environment may have on consumer spending. In analyzing our capital cash outlays in the nine-month periods ended September 27, 2010 and September 28, 2009, 62.7% and 65.0%, respectively, of our capital expenditures were spent on repairs and maintenance associated with existing Company-owned locations. We currently do not expect significant levels of cash outlays for capital expenditures during the remainder of fiscal 2010.

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

We have entered into agreements that create contractual obligations.  These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of September 27, 2010:

	Payments Due by Period
	(in thousands)
			Due	Due	Due
	Total	Due	Fiscal 2011	Fiscal 2013	After
Description	Obligations	Fiscal 2010	to Fiscal 2012	to Fiscal 2014	Fiscal 2014

Long-term debt (1)	$50	$25	$25	$—	$—
Operating leases (2)	59,674	3,520	26,471	17,863	11,820
Other long-term liabilities (3)	1,075	391	684	—	—

Total contractual cash obligations	$60,799	$3,936	$27,180	$17,863	$11,820

(1)     Amounts shown include aggregate scheduled interest payments of $0.01 million. The pricipal amount of the debt, net of interest obligations, is included in the other long-term liabilities, in the attached consolidated balance sheets. This obligation is related to a trademark infringement settlement.

(2)     Amounts shown are net of an aggregate $0.03 million of sub-lease rental income due under non-cancelable subleases and include aggregate accrued contractual lease increases of approximately $3.6 million, which are included in other long-term liabilities in the attached consolidated balance sheets.

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

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the respective lease from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in other liabilities in the accompanying consolidated balance sheets and totaled $3.6 million and $4.5 million as of September 27, 2010 and September 28, 2009, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other long-term liabilities in the accompanying consolidated balance sheets as of September 27, 2010 and September 28, 2009 were landlord allowances of approximately $0.9 million and $1.3 million, respectively.

As of September 27, 2010, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Intangibles, Security Deposits and Other Assets” in the accompanying consolidated balance sheets.

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

PURCHASE COMMITMENTS

We have an agreement with Distribution Market Advantage, Inc that provides us access to a national network of independent distributors. Under this agreement the independent distributors supply us with approximately 78% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers. This agreement was renegotiated and has been extended through December 2013.

We have a long-term beverage marketing agreement with the Coca-Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased. Although we are eligible to receive additional amounts under the agreement if certain purchase levels are achieved, no additional amounts have been received or recorded as of September 27, 2010. During the fourth quarter of fiscal 2009 we amended the marketing agreement with the Coca-Cola Company to include additional products and higher per unit amounts are now being applied against the marketing allowance.

In October 2010, we entered into an agreement to purchase all contracted coffee products through a single supplier, Royal Cup Coffee, Inc. This agreement expires in October 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. In the three and nine months ended September 27, 2010, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect in the three and nine months ended September 27, 2010 would not have resulted in a fluctuation of interest income. In the three and nine months ended September 27, 2010 and September 28, 2009, interest income was not material.

Foreign Currency Risk

As of September 27, 2010, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

COSI, INC.

Date: November 11, 2010	By:	/s/ JAMES HYATT
James Hyatt
President,
Chief Executive Officer, and
Director

Date: November 11, 2010	By:	/s/ WILLIAM KOZIEL
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