Form 10-K
period 2010-12-27
COSI INC
filed 2011-03-28
CIK 1171014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 27, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files.)  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $37,728,912 as of June 30, 2010 based upon the closing price of the registrant’s common stock on The Nasdaq Global Market reported for June 30, 2010. Shares of voting stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

51,780,891 shares of the registrant’s common stock were outstanding on March 23, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information from the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders expected to be held on May 17, 2011.  The definitive proxy statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days from the end of the Registrant’s fiscal year ended December 27, 2010.

PART I

Item 1.           BUSINESS

General

Cosi, Inc., a Delaware corporation incorporated on May 15, 1998, owns, operates and franchises premium convenience restaurants which sell high-quality hot and cold sandwiches, freshly-tossed salads, breakfast wraps, Cosi® Squagels®, hot melts, flatbread pizzas, S’mores and other desserts, and a variety of coffees and specialty coffees along with other soft drink beverages, bottled beverages including premium still and sparkling water, teas and beer and wine in some locations. Our restaurants are located in a wide range of markets and trade areas, including business districts and residential communities in both urban and suburban locations. We believe that we have created significant brand equity in our markets and that we have demonstrated the appeal of our concept to a wide variety of customers.

As of December 27, 2010, there were 142 Company-owned and franchised restaurants operating in 18 states, the District of Columbia, and the United Arab Emirates (UAE).

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

Business Strategy

Our goal is to become the preferred fast-casual dining concept nationally. We strive to serve delicious food that is always surprising, with unparalleled customer service, in a unique, welcoming and sophisticated ambiance.  The Cosi® restaurant concept, whose name was inspired by Mozart’s famous opera, Così Fan Tutte, originated in Paris as a Parisian café. We strive to create a romance between our famous, freshly-made bread, our barista-crafted coffees and specialty drinks, and our loyal guests.

We believe that our customers are primarily adults aged 18 to 40, upscale suburbanites and metro elites of all ages. Our market studies show that there are approximately 40 million heads of households in this demographic mix. Our strategy is to make Cosi® the restaurant of choice for those who insist that…LIFE SHOULD BE DELICIOUS®.

We plan to become the preferred national fast casual restaurant by:

Offering an innovative menu appealing to the sophisticated tastes of our target customers. Our restaurants offer innovative savory, freshly made-to-order products featuring our authentic hearth-baked signature Cosi® bread and distinctive high quality, fresh ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers.

Providing customers with an exceptional service and dining experience. Our restaurants are designed to provide a memorable dining experience in a warm, welcoming environment offering free internet access through a managed Wi-Fi network. We believe our partners are proud to be part of an organization that stands for quality, innovation and distinctive flair. We are passionate about serving quality food in an atmosphere that is comfortable and inviting. We seek to train our partners to provide the highest level of friendly customer service. We believe that we provide an “affordable luxury” that our customers can enjoy every day.

Expanding marketing initiatives to build brand awareness.  Our strategy is to focus our marketing efforts on building brand awareness and increasing the frequency of restaurant visits. During 2010, we expanded our marketing initiatives into certain electronic media channels including television, streaming video content into trains and taxis and on-line programming.  We believe this broader exposure allows us to engage our customers the way they interact with us, on the go. Other marketing strategies include the development of a marketing calendar that focuses on five time periods (Winter, Spring, Summer, Fall, and Holiday), and improved merchandising to better influence the purchasing behavior of our guests and reduce ordering complexity. In January 2011, we launched our new “Così® Flavors of the World” menu marketing campaign that will allow our customers to experience products and tastes from around the world. We also look to build brand awareness and frequency through our CosiCard® loyalty program, through food-focused out-of-restaurant advertising placements, print advertising, targeted email, and our web-based social media marketing campaigns. We want our message to energize our guests by all that there is to taste, see, and do. We aim to attract and retain guests who seek to explore and enjoy life’s full flavor, and who know that LIFE SHOULD BE DELICIOUS®.

Increasing comparable restaurant sales and average unit volumes. We seek to increase comparable restaurant sales and average unit volumes by increasing top-of-mind awareness of the Cosi® brand through the introduction of new menu items, expansion of our catering sales opportunities, introduction of on-line ordering capabilities, communicating through social media channels, increasing sales across all dayparts and the promotion of seasonal product offerings.

Operating our restaurants efficiently.  We have developed operating disciplines that are designed to optimize the cost structure of our restaurants and to be applied consistently across all our restaurants, Company-owned and franchise, and we continuously seek to refine and improve upon those disciplines both domestically and internationally.

Growth Strategy

We plan to grow in both existing and new markets through the following:

Build a system of franchised restaurants and develop Company-owned restaurants. We believe that Company-owned restaurants (restaurants that we own as opposed to franchised restaurants) are an important part of our new restaurant growth; however, our franchising and area developer model will be the primary driver of our growth strategy. We will continue to pursue Company-owned development to achieve critical mass in our core markets while focusing on expanding our franchise system nationally. We launched our franchising program in fiscal 2004 and seek to expand our franchise system through an influx of new domestic and international franchisees. As part of our strategy to expand our franchise base and attract quality franchisees, we may consider the potential sale of a restaurant or a group of restaurants to fuel the overall growth of the system. We prefer that our franchisees have experience in multi-unit restaurant operations and development. We believe that our concept positioning, national and international growth opportunity, and potential for strong unit-level economics will enable us to attract experienced and well-capitalized area developers. We are currently eligible to offer franchises in 47 states and the District of Columbia.

Pursue foodservice strategic alliances. We will explore strategic alliances with our Cosi Pronto® (our grab-and-go concept) and full service concepts in educational institutions, airports, train stations and other venues that meet our operating and financial criteria.  We believe that this is an attractive opportunity to further Cosi’s growth through alternative venues. We currently operate Cosi® restaurants at St. Joseph’s University in Philadelphia, PA and Georgetown University in Washington, DC under a franchisee agreement with Aramark. We also operate our grab-and-go concept at New York’s LaGuardia and Boston’s Logan airports through franchisee agreements.

Cosi® Product Offerings

We offer proprietary food and beverage products for four major dayparts — breakfast, lunch, snacking and dinner. Our food menu includes Cosi® Squagels®, sandwiches, salads, soups, appetizers, melts, flatbread pizzas, breakfast wraps, S’mores and other desserts. We feature our authentic hearth-baked signature Cosi® bread in two varieties, our original Rustica and our Etruscan Whole Grain. Our beverage menu features a variety of house coffees and other espresso-based beverages, seasonal fruit smoothies and specialty drinks, soft drinks, flavored teas and bottled beverages, which include premium still and sparkling waters. For our health-conscious guests, we have a “lighter side” menu featuring lower-calorie versions of popular menu items and other unique salads and sandwiches that are lower in calorie content than other items in the same menu categories. We offer beer and wine at many of our locations and an additional limited selection of alcoholic beverages in some locations. For our young guests, we offer our Parent Magazine award-winning Kids Menu which includes an activity page and crayons.

Most of our restaurants offer catering service for the breakfast and lunch dayparts. Our catering offerings include breakfast baskets, lunch buffets, dessert platters, and include most of our menu offerings. We operate a catering call center in New York City which coordinates the ordering and fulfillment process for 17 catering hub locations in four major metropolitan areas. We offer set up and delivery by Cosi® personnel to all of our catering customers.

We periodically introduce new menu platforms and products in order to keep our product offerings relevant to consumers in each daypart. Our expanded breakfast menu now includes Cosi® Squagels®, hearth-baked quiches, oatmeal, fresh fruit parfaits and a variety of craveable signature breakfast wraps and sandwiches. We enhanced our guests’ dining options by introducing “Cosi® Duo” to the menu which allows them to create their own meal by combining two items of proportion from our offerings of unique sandwiches, fresh salads and soups. New recipes are developed by our Executive Chef with the support of the food and beverage team.

People

On December 27, 2010, we had 83 Company-owned restaurants and 2,038 employees, of whom 66 served in administrative or executive capacities, 214 served as restaurant management employees and 1,758 were hourly restaurant employees. None of our employees are covered by a collective bargaining agreement, and we have never experienced an organized work stoppage or strike. We believe that our compensation packages are competitive and our relations with our employees are good.

Restaurant Operations

Management Structure. The restaurant operations team is built around regional districts led by District Managers, who report to a Vice President of Operations. The Vice President of Operations and District Managers are responsible for all operations, training, recruiting and human resources within their regions. The Vice President of Operations is also responsible for the financial plan for all Company-owned locations and for the people development plan to support the execution of the financial plan. The Vice President of Operations reports directly to the Chief Executive Officer. Supporting the field operations teams is a Vice President of Operations Services and Platforms who is responsible for developing and implementing operating standards and best practices across the system for the benefit of the entire brand. The Vice President of Operations Services and Platforms reports to the Chief Executive Officer.

We currently have in place an Operations Excellence Framework that provides two business assessment tools, Operations Excellence Basics (“OEB”) and Operations Excellence Review (“OER”) that our field management teams use for evaluating our guest services, facility maintenance, unit-level financial performance, partner assessments and product quality and assurance. These assessment tools provide the framework and process for identification of areas of opportunity as well as the development of actionable plans to improve operations. During fiscal 2010, we began the process of linking together and further enhancing the OER and OEB tools and our District Managers currently have the ability to track each action plan to completion, measure the improvement in key restaurant metrics, and hold our operators accountable for adhering to our most critical operations and administrative standards.

To ensure consistent performance, execution and application of our policies and procedures, we have a Standard Operations Manual which is reviewed and updated periodically.

Sales Forecasting. The Vice President of Operations and District Managers have real-time access to sales forecasts and actual sales information through our web-based reporting system. This allows the entire management team to plan staffing requirements on a weekly, daily and even hourly basis to effectively serve our customers.

Product Quality. Our food and beverage quality is managed at four critical stages: sourcing, distribution, line readiness and product preparation. Products are delivered to the restaurants several times each week so that all restaurants maintain fresh, quality products. Because our restaurants serve a different variety of products during different dayparts, a specific line-readiness checklist is completed to ensure that the products have been rotated, prepared and staged correctly. Finally, our partner training program includes certification in both product knowledge and product preparation standards.

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

We use a select group of service providers to supplement our information technology infrastructure and system offerings.  This provides us access to up-to-date technology and allows us the flexibility to adjust service levels and costs as needed. Our application strategy includes utilizing web-based technology to provide timely information to operate and manage the business.

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

We have an agreement with Distribution Market Advantage, Inc. (“Distribution Marketing Advantage”) that provides us access to a national network of independent distributors. Under this agreement the independent distributors supply us with approximately 79% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers. This agreement was renegotiated and has been extended through December 2013.

We have a long-term beverage marketing agreement with the Coca-Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased. Effective January 1, 2010, the beverage marketing agreement with the Coca-Cola Company was amended to provide for additional products as well as higher marketing allowances based on purchases.

In October 2010, we entered into an agreement to purchase all contracted coffee products through a single supplier, Royal Cup Coffee, Inc. This agreement expires in October 2015.

Our primary suppliers and independent distributors have parallel facilities and systems to minimize the risk of any disruption of our supply chain.

Competition

The restaurant industry is intensely competitive and we compete with many well-established food service companies, including other sandwich retailers, specialty coffee retailers, bagel shops, fast food and casual dining restaurants, delicatessens, cafes, bars, take-out food service companies, supermarkets and convenience stores. The principal factors on which we compete are taste, quality and price of products offered, customer service, atmosphere, location and overall guest experience. Our competitors change with each daypart, ranging from coffee bars and bakery cafes in the morning daypart, to fast food restaurants and cafes during the lunch daypart, to casual dining chains during the dinner daypart. Many of our competitors or potential competitors have substantially greater financial and other resources than we do which may allow them to react more quickly to changes in pricing, marketing and the quick-service restaurant industry. We also compete with other employers in our markets for hourly workers and may be subject to higher labor costs. We believe that our concept, attractive price-value relationship and quality of products and service allow us to compete favorably with our competitors.

Intellectual Property

We have the following U.S. Trademark registrations: “COSÌ”, “(SUN & MOON DESIGN)”, “GET COSÌ”, “COSÌ (& SUN & MOON DESIGN)”, “LIFE SHOULD BE DELICIOUS”, AND “(SUN & MOON SMILEY FACE DESIGN)”, “COSÌ (& HEARTH DESIGN)”, “(HEARTH DESIGN)”, “COSÌ BREAK BAR”, “COSÌ CARD”, “COSÌ CORNERS”, “COSÌ-DILLAS”, “COSÌ DOWNTOWN”, “COSÌ PRONTO”, “HEARTH-BAKED DINNERS”, “RELAX. CATERING BY COSÌ (& DESIGN)”, “SIMPLY GOOD TASTE”, “SQUAGELS”, and “XANDO”.

We have U.S. Trademark applications pending for the following trademarks (CLASS 25): “LIFE SHOULD BE DELICIOUS”, “(SUN & MOON SMILEY FACE DESIGN)”.

“COSÌ SANDWICH BAR”, “ARCTIC”, “SLIM LATTE”, “COSÌ LIGHTER SIDE”, “COSÌ DUO TASTE TWO”, and “(RECYCLING DESIGN)” are unregistered trademarks.

We have registered the trademark “COSÌ” in 20 foreign jurisdictions with respect to restaurant services.  Also, we have registered the following trademarks with respect to restaurant services:  “COSI (& HEARTH DESIGN)” in two foreign jurisdictions; “(HEARTH DESIGN)” in four foreign jurisdictions; and “SIMPLY GOOD TASTE” in one foreign jurisdiction.

We have trademark applications pending for registration of the following trademarks with respect to restaurant services:  “COSÌ” in the European Community and one other foreign jurisdiction; “COSÌ (& HEARTH DESIGN)” in one foreign jurisdiction; “(SUN & MOON DESIGN)” in one foreign jurisdiction; “SIMPLY GOOD TASTE” in one foreign jurisdiction; “LIFE SHOULD BE DELICIOUS” in one foreign jurisdiction; and “(HEARTH DESIGN)” in two foreign jurisdictions.

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

Our operations are also subject to federal and state laws governing such matters as wages, working conditions, work eligibility requirements, overtime, insurance matters, workers’ compensation, child labor laws, and anti-discrimination laws. Some states have set minimum wage requirements higher than the federal level. Some of our hourly personnel at our restaurants are paid at rates based on the applicable minimum wage, and increases in the minimum wage will directly affect our labor costs.  We are also subject to the Americans with Disabilities Act of 1990, which, among other things, prohibits discrimination on the basis of disability in public accommodations and employment. We are required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities.

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry, including nutrition, labeling and advertising practices. Casual dining chains have been a particular focus. For example, New York City has adopted regulations requiring that chain restaurants include caloric or other nutritional information on their menu boards and on printed menus, which must be plainly visible to consumers at the point of ordering. We may in the future become subject to other initiatives in the area of nutritional disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, or otherwise adversely affect us.

Item 1A. RISK FACTORS

Risks Related to Our Growth Strategy

We may not be able to achieve our planned expansion.  If we or our franchisees are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

To successfully expand our business, we and our franchisees must open new restaurants on schedule and in a profitable manner. In the past, we have experienced delays in restaurant openings and may experience similar delays in the future. Delays or failures in opening new restaurants could hurt our ability to meet our growth objectives, which may affect the expectations of securities analysts and others and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, any restaurants that we, or our franchisees, open may not obtain operating results similar to those of our existing restaurants. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include, but are not limited to:

•                  locating suitable restaurant sites in new and existing markets;

•                  negotiating acceptable lease terms;

•                  ability to obtain financing for new restaurant development;

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

We have an international license agreement with a licensee for the development of Cosi® restaurants in six countries in the Persian Gulf. This licensee currently operates four franchise locations in the United Arab Emirates. As these franchise locations and future foreign locations open, the Company’s international operations will be subjected to various factors of uncertainty. The Company’s business outside of the United States is subject to a number of additional factors, including international economic and political conditions, local economic conditions, differing cultures and consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international license agreements and the collection of royalties from international licensees, the availability and cost of land and construction costs, and the availability of experienced management, appropriate licensees, and joint venture partners. Although we believe that we have developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

We may not be able to successfully incorporate a franchising and area developer model into our strategy.

We have and will continue to incorporate a franchising and area developer model into our business strategy in certain selected markets. We did not use a franchising or area developer model prior to fiscal 2004, and we may not be as successful as predicted in attracting franchisees and developers to the Cosi® concept or identifying franchisees and developers that have the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in a manner consistent with our standards.  Incorporating a franchising and area developer model into our strategy also requires us to devote significant management and financial resources to support the franchise of our restaurants. Our future performance will depend on our franchisees’ ability to execute our concept and capitalize upon our brand recognition and marketing. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open restaurants on schedule, or who will conduct operations in a manner consistent with our concept and standards. Our franchisees may not be able to operate restaurants in a profitable manner. If we are not successful in incorporating a franchising or area developer model into our strategy, we may experience delays in our growth or may not be able to expand and grow our business.

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

In fiscal 2010, we incurred net losses of $3.1 million, and, since we were formed, we have incurred net losses of approximately $271.0 million through the end of fiscal 2010 primarily due to funding operating losses which have included significant impairment charges, costs associated with closing restaurants, early lease termination fees, and new restaurant opening expenses. We intend to continue to expend significant financial and management resources on the development of additional restaurants, both franchised and Company-owned. We cannot predict whether we will be able to achieve or sustain revenue growth, profitability or positive cash flow in the future. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the financial statements included in this Annual Report on Form 10-K for information on the history of our losses.

If internally generated cash flow from our restaurants does not meet our expectations, our business, results of operations and financial condition could be materially adversely affected.

Our cash resources, and therefore our liquidity, are highly dependent upon the level of internally generated cash from operations and upon future financing transactions. Although we believe that we have sufficient liquidity to fund our working capital requirements for the next twelve months, if cash flows from our existing restaurants or cash flows from new restaurants that we open or from franchise fees and royalties do not meet our expectations or are otherwise insufficient to satisfy our cash needs, we may have to seek additional financing from external sources to continue funding our operations or reduce or cease our plans to open or franchise new restaurants. We cannot predict whether such financing will be available on terms acceptable to us, or at all.

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

Economic conditions in the United States and globally could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources.

If the economic conditions fail to substantially improve, many sectors of the economy may continue to be adversely impacted. As a retailer that depends upon consumer discretionary spending, we could face a challenging fiscal 2011 because our customers may make fewer discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices. Cosi®, as an “affordable luxury,” may be disproportionally affected by a significant decrease in customer traffic or lower average check prices as a result of customers switching to lower-priced products on our menu. The current economic environment could potentially have a material adverse effect on our liquidity and capital resources, including our ability to raise additional capital if needed or to maintain satisfactory credit terms with our suppliers.

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

A franchisee or government agency may bring legal action against us based on the franchisee/franchisor relationships. Various state, federal and, where applicable, foreign and international laws govern our relationship with our franchisees and potential sales of our franchised restaurants. If we fail to comply with these laws, we could be liable for damages to franchisees and fines or other penalties. Expensive litigation with our franchisees or government agencies may adversely affect both our profits and our important relations with our franchisees.

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

Our restaurants are currently concentrated in the Northeastern, Midwestern, and Mid-Atlantic regions of the United States, particularly in the New York City, Chicago and Philadelphia areas. Accordingly, we are highly vulnerable to negative occurrences in these regions.

We currently operate 82 Company-owned restaurants in Northeastern, Midwest, and Mid-Atlantic states, of which 30 are located in the New York City, Chicago and Philadelphia central business districts. As a result, we are particularly susceptible to adverse trends and economic conditions in these areas. In addition, given our geographical concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business and operations, as could other regional occurrences impacting the local economies in these markets.

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

•                  competition;

•                  general regional, national, and where applicable, foreign economic conditions;

•                  weather conditions; and

•                  the impact of the general economic conditions and high unemployment rates on consumer spending, particularly in geographic regions that contain a high concentration of our restaurants.

It is not reasonable to expect our average unit volumes to increase at rates achieved over the past several years. Changes in our average unit volumes could cause the price of our common stock to fluctuate substantially.

Our common stock may be delisted from The Nasdaq Global Market, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on The Nasdaq Global Market and we currently meet all continued listing standards for The Nasdaq Global Market. During 2010, we received two separate notices from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that we were not in compliance with the minimum bid price and stockholders equity requirements for continued listing. We have since regained compliance with the Nasdaq Listing Standards. However, it is possible that we may again fail to meet the continued listing standards for The Nasdaq Global Maket and our common stock could be delisted.

If we fail to comply with governmental regulations or if these regulations change, our business could suffer.

We are subject to extensive federal, state, local, and, where applicable, foreign government regulations, including regulations relating to alcoholic beverage control, the preparation and sale of food, public health and safety, sanitation, building, zoning and fire codes. Our operations are also subject to federal and state laws governing such matters as wages, working conditions, work eligibility requirements, overtime, insurance matters, workers’ compensation, disability laws such as the Americans with Disabilities Act, child labor laws and anti-discrimination laws.  Although we believe that compliance with these laws has not had a material effect on our operations to date, we may experience material difficulties or failures with respect to compliance in the future. Our failure to comply with these laws could result in required renovations to our facilities, litigation, fines, penalties, judgments or other sanctions, any of which could adversely affect our business, operations or our reputation.

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry, including nutrition, labeling and advertising practices. Casual dining chains have been a particular focus. For example, New York City has adopted regulations requiring that chain restaurants include caloric or other nutritional information on their menu boards and on printed menus, which must be plainly visible to consumers at the point of ordering. We may in the future become subject to other initiatives in the area of nutritional disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, or otherwise adversely affect us.  See “Business — Government Regulation” in this Annual Report on Form 10-K for a discussion of the regulations with which we must comply.

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

As of the end of fiscal 2010, we had $15.0 million in net fixed assets that we have defined as illiquid assets, which include leasehold improvements, equipment and furniture and fixtures.   These assets cannot be converted into cash quickly and easily. We may be compelled, based on a significant underperformance of a specific location or market, to dispose of some illiquid assets on unfavorable terms, which could have a material adverse effect on our business.

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

Computer viruses or terrorism may disrupt our operations and adversely affect our operating results. Despite our implementation of security measures, all of our technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism, and other causes. If our technology systems were to fail and we were unable to recover in a timely manner, we would be unable to fulfill critical business functions, which could have a material adverse effect on our business, operating results, and financial condition.

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

Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic and political conditions and the availability of discretionary income. Discretionary consumer spending may decline in the event of a natural disaster, war, acts of terrorism or other armed conflict. Accordingly, we may experience a decline in sales during periods of uncertainty like the one that followed the September 11, 2001 terrorist attacks on the United States. In addition, economic uncertainty due to military action overseas, such as the wars in Iraq and Afghanistan, and other military, diplomatic or financial responses, may lead to further declines in sales. Any decline in consumer spending or economic conditions could reduce customer traffic or impose practical limits on pricing, either of which could have a material adverse effect on our sales, results of operations, business and financial condition. In the event of a natural disaster or acts of terrorism in the United States, or the threat of either, we may be required to suspend operations in some or all of our restaurants, which could have a material adverse impact on our business, financial condition, and results of operation.

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

Our restaurants receive frequent deliveries of products. Most of these deliveries are made by distributors who are part of a national network of independent distributors with whom we have a distribution agreement. These independent distributors supply us with approximately 79% of our food and paper products under an agreement which expires in December 2013. Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, such as the volatility in certain commodity markets we experienced in recent years. Certain commodities such as wheat, coffee and dairy and dairy-related products have experienced significant fluctuations in the recent past. These types of increases could have an adverse effect on us during fiscal 2011 and in future fiscal years. Although many of our products are made to our specifications, we believe that alternative distribution sources are available for the majority of our ingredients and products.

We believe that we have adequate sources of supply for our ingredients and products to support our restaurant operations and, if necessary, we can make menu modifications to address any material supply issues. However, there are many factors which can cause shortages or interruptions in the supply of our ingredients and products including weather, unanticipated demand, labor, production or distribution problems, quality issues and cost, some of which are beyond our control, and any of which could have an adverse effect on our business and results of operations.

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

Item 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2010 fiscal year and that remain unresolved.

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

The following table lists existing Company-owned restaurants, by region, as of December 27, 2010:

Street Address	City	Date Opened
MIDATLANTIC
234 South 15th Street	Philadelphia, PA	September-96
325 Chestnut Street	Philadelphia, PA	April-97
1128 Walnut Street	Philadelphia, PA	December-97
140 South 36th Street	Philadelphia, PA	August-98
761 Lancaster Avenue	Bryn Mawr, PA	September-98
2050 Wilson Boulevard	Arlington, VA	April-99
1700 Market Street	Philadelphia, PA	September-99
700 King Street	Alexandria, VA	May-00
4250 Fairfax Drive	Arlington, VA	June-00
201 South 18th Street	Philadelphia, PA	October-00
7251 Woodmont Avenue	Bethesda, MD	December-00
11909 Democracy Drive	Reston, VA	May-01
4074 The Strand West	Columbus, OH	October-01
6390 Sawmill Road	Columbus, OH	September-02
2212 East Main Street	Bexley, OH	September-02
1478 Bethel Road	Columbus, OH	November-02
295 Main Street	Exton, PA	November-02
7166 N. High Street	Worthington, OH	December-02
177 Kentlands Blvd	Gaithersburg, MD	January-03
1310 Polaris Parkway	Columbus, OH	February-03
1801 N. Lynn Street	Arlington, VA	November-05
4025 Welsh Road	Willow Grove, PA	December-05
50 Yorktown Plaza	Elkins Park, PA	April-06
833 Chestnut	Philadelphia, PA	June-06
9177 Reisterstown Road	Owing Mills, MD	June-06
424 West Swedesford Road	Berwyn, PA	June-06
100 South Charles	Baltimore, MD	July-06
513 West Broad Street	Falls Church, VA	October-06
3503 Fairfax Drive, Suite 200	Arlington, VA	November-06
201 N. Washington #290	Rockville, MD	March-07
2955 Market St.	Philadelphia, PA	July-07
2011 Crystal Drive, ste 100	Arlington, VA	May-08
MIDWEST
116 S. Michigan Avenue	Chicago, IL	September-00
55 E. Grand Street	Chicago, IL	October-00
230 W. Washington Street	Chicago, IL	November-00
203 North LaSalle Street	Chicago, IL	May-01
1101 Lake Street	Oak Park, IL	June-01
101 North Old Woodward Avenue	Birmingham, MI	August-01
25 E. Hinsdale	Hinsdale, IL	December-01
8775 N. Port Washington Road	Fox Point, WI	December-01
230 West Monroe Street	Chicago, IL	May-02
301 East Grand River Avenue	East Lansing, MI	May-02
84 W. Adams Road	Rochester Hills, MI	September-02
28674 Telegraph Road	Southfield, MI	November-02
37652 Twelve Mile Road	Farmington Hills, MI	December-02

131 LaGrange Road	Orland Park, IL	December-02
233 North Michigan Avenue	Chicago, IL	December-02
33 N Dearborn	Chicago, IL	June-05
1740 Sherman Avenue	Evanston, IL	September-05
18 West 066 22nd Street	Oak Brook Terrace, IL	August-06
2200 North Clark	Chicago, IL	August-06
8310 Greenway Boulevard, #106	Middleton, WI	September-06
250 State Street	Madison, WI	September-06
910 North Milwaukee Avenue, Suite A	Lincolnshire, IL	November-06
Crystal Court Ste 150, 710 Marquette Ave	Minneapolis, MN	March-09
2100 Patriot Blvd	Glenview, IL	September-09
NORTHEAST
257 Park Avenue South	New York, NY	February-97
38 East 45th Street	New York, NY	February-97
11 West 42nd Street	New York, NY	June-97
60 East 56th Street	New York, NY	September-97
3 World Financial Center	New York, NY	January-98
55 Broad Street	New York, NY	March-98
1633 Broadway	New York, NY	July-98
61 West 48th Street	New York, NY	August-98
685 Third Avenue	New York, NY	June-99
970 Farmington Avenue	W. Hartford, CT	August-99
461 Park Avenue South	New York, NY	January-00
50 Purchase Street	Rye, NY	March-00
841 Broadway	New York, NY	September-00
15 S. Moger Avenue	Mt. Kisco, NY	December-00
77 Quaker Ridge Road	New Rochelle, NY	November-01
1298 Boston Post Road	Larchmont, NY	December-01
471 Mount Pleasant Road	Livingston, NJ	September-02
385 West Main Street	Avon, CT	December-02
29 Washington Street	Morristown, NJ	December-02
498 7th Avenue	New York, NY	December-02
700 6th Avenue	New York, NY	February-03
129 West Putnam Avenue	Greenwich, CT	February-06
441 South Oyster Bay Road	Plainview, NY	June-06
1209 High Ridge Road	Stamford, CT	July-06
53 E. 8th St.	New York, NY	April-07
2186 Broadway	New York, NY	June-07
230 Tresser Blvd. Ste 005	Stamford, CT	November-07

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

Item 4. RESERVED

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, STOCK AND RELATED        STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On November 22, 2002, our common stock began trading on The Nasdaq Global Market System (“Nasdaq”) under the symbol “COSI.” The closing price of our common stock on Nasdaq was $1.30 on March 23, 2011.

On April 27, 2010 we received notice from the Listing Qualifications Department of The Nasdaq Stock Market that we have regained compliance with The Nasdaq Listing Standards by curing our bid price and stockholders’ equity deficiencies. As of April 21, 2010, the bid price of our common stock had closed above the $1.00 minimum requirement for a period of 10 consecutive trading days. Additionally, based on total shares outstanding of 51,551,201, our common stock has exceeded the alternative minimum $50 million market value of listed securities requirement as required by Listing Rule 5450(b)(2)(A). Therefore, we met all continued listing standards for The Nasdaq Global Market. As a result, we were removed from the hearings process and the scheduled hearing before The Nasdaq Hearings Panel was cancelled.

On July 8, 2010, we received another notice from the Listing Qualifications Department of The Nasdaq Stock Market indicating that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). The notification letter stated that we would be afforded 180 calendar days, or until January 4, 2011, to regain compliance with the minimum bid price requirement. In order to regain compliance, the shares of our common stock had to maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days.

On November 4, 2010 we received notice from the Listing Qualifications Department of The Nasdaq Stock Market that we have regained compliance with The Nasdaq Listing Standards by curing the minimum bid price deficiency. As of November 3, 2010, the bid price of our common stock had closed at or above the $1.00 minimum requirement for the last 10 consecutive business days. We currently meet all continued listing standards for The Nasdaq Global Market.

Stock Price Information

Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during fiscal 2010 and 2009 as reported by Nasdaq.

	Fiscal 2010		Fiscal 2009
Fiscal Quarter	High	Low	High	Low
First Quarter	$0.94	$0.57	$0.43	$0.19
Second Quarter	$1.34	$0.75	$1.00	$0.34
Third Quarter	$0.90	$0.66	$0.73	$0.44
Fourth Quarter	$1.33	$0.83	$0.97	$0.51

Stockholders

The number of our registered common stockholders of record as of March 11, 2011 was 82. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Set forth below is a graph comparing the cumulative total stockholder return on Così’s common stock with The Nasdaq Composite Index and the Standard & Poor’s Small Cap 600 Index for the period covering our initial public offering on November 22, 2002, through the end of our 2010 fiscal year on December 27, 2010. The Company’s common stock trades on The Nasdaq Global Market under the symbol “COSI.” The graph assumes an investment of $100.00 made at the opening of trading on November 22, 2002, in (i) Così’s common stock, (ii) the stocks comprising The Nasdaq Composite Index, and (iii) stocks comprising the Standard & Poor’s Small Cap 600 Index.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth our summary of selected consolidated financial data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report. The selected statement of operations data for fiscal 2010, 2009, and 2008 and selected balance sheet data for fiscal 2010 and 2009 are derived from our audited consolidated financial statements that are included in this report. The selected statement of operations data for fiscal 2007 and 2006 and selected balance sheet data for fiscal 2008, 2007 and 2006 are derived from our audited consolidated financial statements not included in this report. The following historical results of consolidated operations are not necessarily indicative of results to be expected for any subsequent period.

	Fiscal Year
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Restaurant net sales	$106,636	$116,375	$132,501	$132,414	$122,849
Franchise fees and royalties	3,063	2,198	3,078	2,142	849
Total revenus	109,699	118,573	135,579	134,556	123,698

Costs and expenses:

Cost of food and beverage	24,366	26,429	30,235	30,972	28,170
Restaurant labor and related benefits	40,161	43,151	46,024	45,995	40,782
Occupancy and other restaurant operating expenses	33,977	36,617	39,821	38,369	32,045
	98,504	106,197	116,080	115,336	100,997
General and administrative expenses	13,692	14,635	19,317	22,973	26,887
Depreciation and amortization	4,773	7,050	8,409	8,823	7,196
Restaurant pre-opening expenses	—	13	100	710	1,451
Provision for losses on asset impairments and disposals	732	1,530	7,099	3,845	249
Closed store costs	152	48	69	262	—
Lease termination expense (benefit), net	203	322	551	347	(232)
Gain on sale of assets	(5,205)	(102)	—	(23)	(482)
Total costs and expenses	112,851	129,693	151,625	152,273	136,066
Operating loss	(3,152)	(11,120)	(16,046)	(17,717)	(12,368)
Other income (expense):
Interest income	1	3	102	524	1,411
Interest expense	(4)	(4)	(7)	(42)	(9)
Other income	14	17	41	705	77
Total other income	11	16	136	1,187	1,479
Loss from continuing operations	(3,141)	(11,104)	(15,910)	(16,530)	(10,889)
Discontinued operations:
Operating loss from discontinued operations	—	—	(224)	(903)	(1,183)
Asset impairments of discontinued operations	—	—	(88)	(3,350)	(256)
Loss from discontinued operations	—	—	(312)	(4,253)	(1,439)
Net loss	$(3,141)	$(11,104)	$(16,222)	$(20,783)	$(12,328)

Per share data:
Loss per share, basic and diluted
Continuing operations	$(0.06)	$(0.27)	$(0.40)	$(0.42)	$(0.28)
Discontinued operatons	$—	$—	$—	$(0.11)	$(0.04)
Net loss	$(0.06)	$(0.27)	$(0.40)	$(0.53)	$(0.32)

Weighted average shares used in computing net loss per share - basic and diluted	50,638	40,423	40,079	39,335	38,207

	Fiscal Year
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,307	$4,079	$5,589	$6,309	$938
Investments	$—	$—	$—	$—	$18,962
Total assets	$31,351	$31,570	$42,781	$56,412	$75,757
Total stockholders’ equity	$11,686	$9,325	$19,026	$33,846	$50,631

Selected Consolidated Statement of Cash Flow Data:
Net cash (used in) provided by operating activities	$(3,963)	$(1,190)	$2,044	$(2,370)	$3,949
Net cash (used in) provided by investing activities	$5,317	$(682)	$(2,817)	$5,727	$(6,674)
Net cash provided by financing activities	$4,874	$362	$53	$2,013	$1,711

Selected Operating Data:
Company-owned restaurants open at the end of the fiscal year	83	99	101	107	110

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 27, 2010, December 28, 2009, and December 29, 2008 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Annual Report.

Business Overview

System-wide Restaurants:

	Fiscal Year
	2010			2009			2008
	Company-Owned	Franchise	Total	Company-Owned	Franchise	Total	Company-Owned		Franchise	Total

Restaurants at beginning of period	99	46	145	101	50	151	107	(a)	34	141
Company-owned sold to franchisee	13	13	—	—	—	—	—		—	—
New restaurants opened	—	2	2	2	6	8	1		19	20
Restaurants permanently closed	3	2	5	4	10	14	7		3	10
Restaurants at end of period	83	59	142	99	46	145	101		50	151

(a) - Includes three locations that are classified as discontinued operations.

As of December 27, 2010, there were 83 Company-owned and 59 franchised premium convenience restaurants operating in 18 states, the District of Columbia, and the United Arab Emirates (UAE). During fiscal 2010, two new franchised restaurants opened, one at Logan Airport in Boston and another one in the UAE and we closed three Company-owned restaurants, in Great Neck, New York, Darien, Connecticut, and Ann Arbor, Michigan. During fiscal 2010, two franchised restaurants closed, one in Minnesota and another one in the UAE and we sold thirteen Company-owned restaurants in the District of Columbia to a franchisee (see Note 13 to our consolidated financial statements). We closed one Company-owned restaurant in Illinois subsequent to fiscal 2010.

Our restaurants offer innovative, savory, made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi® bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers. Our menu features high-quality sandwiches, freshly-tossed salads, breakfast wraps, Cosi® Squagels®, hot melts, flatbread pizzas, S’mores and other desserts, and a variety of coffees along with other soft drink beverages, bottled beverages including premium still and sparkling water, teas, alcoholic beverages, and other specialty coffees and beverages. Our restaurants offer lunch and afternoon coffee in a counter-service format, with most offering breakfast and/or dinner and dessert menus as well.

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

We also continue to explore strategic opportunities with our Cosi Pronto® (our grab-and-go concept) and full-service concepts in educational establishments, airports, train stations and other public venues that meet our operating and financial criteria.

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

Sale of Restaurants

On April 27, 2010, we completed the sale of thirteen restaurants and related assets in the Washington, D.C. market to Capitol C Restaurants LLC (“Capitol C”) for $8.35 million. The sale was made pursuant to an Asset Purchase and Sale Agreement dated April 27, 2010, by and among the Company, Cosi Sandwich Bar, Inc., a wholly-owned subsidiary of the Company, Capitol C and Capitol C Holdings LLC (“Holdings”), the parent company of Capitol C. The restaurants will be operated under franchise agreements between the Company and Capitol C, and Holdings has entered into a development agreement to open six additional Cosi® restaurants in the District of Columbia area. Under the terms of the Asset Purchase and Sale Agreement, $6.4 million of the purchase price was paid in cash at closing and $1.35 million is payable to Cosi under a subordinated secured promissory note and will be paid in 120 weekly installments, commencing January 2011, based on a percentage of net sales, with a final balloon payment for the balance of the note due on May, 2013. The balance of $0.6 million is being held in escrow and will be paid to Cosi if Capitol C achieves a certain sales target at any time during the three-year period following the closing date of the transaction. Disbursement from the escrow, either in full or in part, is based on a formula that compares then-current trailing twelve-month sales to a sales baseline and applies the resulting percentage to the escrow amount. The disbursement calculation can be applied up to three times at Cosi’s sole discretion over the three year period.

As a result of this sale, we disposed of approximately $3.0 million in net furniture, fixtures, equipment and leasehold improvements, and recognized a gain on the sale of assets of approximately $5.1 million during the second quarter of fiscal 2010, including approximately $0.3 million in unamortized landlord allowances and reversal of straight line rent expense. If the disbursement, either in full or in part, is made to us from the $0.6 million held in escrow, we will recognize an additional gain from the sale of these assets at that time. In addition, as a result of this sale, our cash position increased by $6.4 million, other non-current assets and current receivables increased by approximately $0.9 million and $0.35 million, respectively, due to the $1.35 million promissory note, which was discounted to its December 27, 2010 present value of approximately $1.25 million.

Critical Accounting Policies

Our discussion and analysis of our consolidated financial condition and results of operations is based upon the consolidated financial statements and notes to the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during fiscal 2010.

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

Lease Termination Charges: ASC 420-10-30 Exit or Disposal Cost Obligations requires companies to recognize a liability for the costs associated with an exit or disposal activity when the liability is incurred, rather than at the time of a commitment to an exit or disposal plan. For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord.

Accounting for Lease Obligations: In accordance with ASC 840-10-25 Leases, we recognize rent expense on a straight-line basis over the lease term commencing on the date we take possession. We include any rent escalations, rent abatements during the construction period and any other rent holidays in our straight-line rent expense calculation.

Landlord Allowances: In accordance with ASC 840-10-25 Leases, we record landlord allowances as deferred rent in other long-term liabilities on the consolidated balance sheets and amortize them on a straight-line basis over the term of the related leases.

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

Income Taxes: We have recorded a full valuation allowance to reduce our deferred tax assets that relate primarily to net operating loss carry-forwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carry-forwards based on the Company’s operating results. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets.

We have adopted the provisions of ASC 740-10-25 Income Taxes beginning in fiscal 2007. No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to tax positions due to the Company having either a tax loss or net operating loss carry-forwards to offset any taxable income in all subject years. As a result, no liability for uncertain tax positions has been recorded.

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

Comparable Restaurant Sales

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during the period. At fiscal years ended December 27, 2010, December 28, 2009, and December 29, 2008, there were 83, 97, and 99, restaurants in our comparable restaurant base, respectively.

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

Results of Operations

The following table sets forth our operating results as a percentage of total revenues, except where otherwise noted, for the periods indicated:

	Fiscal Year
	2010	2009	2008

Revenues:
Restaurant net sales	97.2%	98.1%	97.7%
Franchise fees and royalties	2.8	1.9	2.3
Total revenue	100.0	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	22.8	22.7	22.8
Restaurant labor and related benefits (1)	37.7	37.1	34.7
Occupancy and other restaurant operating expenses (1)	31.9	31.5	30.1
	92.4	91.3	87.6
General and administrative expenses	12.5	12.3	14.2
Depreciation and amortization	4.4	5.9	6.2
Restaurant pre-opening expenses	—	—	0.1
Provision for losses on asset impairments and disposals	0.7	1.3	5.2
Closed store costs	0.1	—	0.1
Lease termination expense	0.2	0.3	0.4
Gain on sale of assets	(4.7)	(0.1)	—
Total costs and expenses	102.9	109.4	111.8
Operating loss	(2.9)	(9.4)	(11.8)
Loss from continuing operations	(2.9)	(9.4)	(11.8)
Discontinued operations:
Operating loss from discontinued operations	—	—	(0.2)
Asset imparments of discontinued operations	—	—	—
Loss from discontinued operations	—	—	(0.2)
Net loss	(2.9)	(9.4)	(12.0)

(1) These are expressed as a pecentage of restaurant net sales versus all other items expressed as a percentage of total revenues.

Fiscal Year 2010 (52 weeks) compared to Fiscal Year 2009 (52 weeks)

Restaurant Net Sales

	Restaurant Net Sales
	(in thousands)	as a % of total revenues
Fiscal 2010	$106,636	97.2%
Fiscal 2009	$116,375	98.1%

Restaurant net sales decreased 8.4%, or $9.7 million, in fiscal 2010 as compared to fiscal 2009 due to an approximately $12.4 million decrease in net restaurant sales from the thirteen Company-owned restaurants that were sold to a franchisee in the second quarter of fiscal 2010 and approximately $0.7 million decrease in net sales related to Company-owned restaurants closed during and subsequent to the first quarter of fiscal 2009, partially offset by approximately $2.7 million, or 2.6%, increase in net sales in our comparable restaurant base and approximately $0.7 million in net sales at one new restaurant not yet in its sixteenth month in operation for the full twelve-month period ended December 27, 2010. The 2.6% increase in comparable restaurant net sales was comprised of 1.7% increase in average check price and 0.9% increase in traffic.

Franchise Fees and Royalties

	Franchise Fees and Royalties
	(in thousands)	as a % of total revenues
Fiscal 2010	$3,063	2.8%
Fiscal 2009	$2,198	1.9%

Franchise Fees and Royalties. Franchise fees and royalties increased by approximately $0.9 million, or 39.4%, during fiscal 2010, as compared to fiscal 2009, due primarily to the $0.7 million increase in royalties from the thirteen Company-owned restaurants in Washington, D.C. sold to a franchisee in the second quarter of 2010 as well as due to the $0.2 million increase in franchise fees resulting from a canceled area development agreement.

Costs and Expenses

	Cost of Food and Beverage
	(in thousands)	as a % of total revenues
Fiscal 2010	$24,366	22.8%
Fiscal 2009	$26,429	22.7%

Cost of Food and Beverage. During fiscal 2010, cost of food and beverage as a percentage of restaurant net sales was slightly higher compared to fiscal 2009 due primarily to certain new products and limited-time offerings that were introduced in the latter half of 2009 which had higher than average costs as a percentage of sales, partially offset by the favorable impact of the price increase taken at the end of the second quarter of fiscal 2010, as well as savings achieved on purchases of certain commodities.

	Restaurant Labor and Related Benefits
	(in thousands)	as a % of total revenues
Fiscal 2010	$40,161	37.7%
Fiscal 2009	$43,151	37.1%

Restaurant Labor and Related Benefits. The increase in restaurant labor and related benefits as a percentage of restaurant net sales in fiscal 2010, as compared to fiscal 2009, is primarily due to the impact on hourly labor of extended evening and weekend operating hours in certain restaurants as well as the deployment of labor to support the growth of our breakfast day part and catering, partially offset by the leveraging effect of the increase in comparable restaurant sales and the favorable impact on labor of the price increase taken at the end of the second quarter of fiscal 2010.

	Occupancy and Other Restaurant Operating Expenses
	(in thousands)	as a % of total revenues
Fiscal 2010	$33,977	31.9%
Fiscal 2009	$36,617	31.5%

Occupancy and Other Restaurant Operating Expenses. The increase in occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, during fiscal 2010, as compared to fiscal 2009, is primarily due to higher costs for repairs and maintenance of existing Company-owned restaurants.

	General and Administrative Expenses
	(in thousands)	as a % of total revenues
Fiscal 2010	$13,692	12.5%
Fiscal 2009	$14,635	12.3%

General and Administrative Expenses. The decrease in general and administrative expenses of approximately $0.9 million during fiscal 2010, as compared to fiscal 2009, was primarily due to labor savings resulting from administrative workforce reductions that occurred during fiscal 2009, higher board fees in the same period of fiscal 2009 associated with the work of the special committee established to review strategic alternatives, as well as lower legal and audit fees, and stock compensation expense, partially offset by higher costs associated with production and advertising media expenses associated with our new marketing initiatives.

	Depreciation and Amortization
	(in thousands)	as a % of total revenues
Fiscal 2010	$4,773	4.4%
Fiscal 2009	$7,050	5.9%

Depreciation and Amortization. The decrease in depreciation and amortization expenses in fiscal 2010, as compared to fiscal 2009, is due primarily to the continued depreciation of our comparable restaurant base, the impact of impairments recorded during and subsequent to fiscal 2009, and the retirement of assets with approximately $3.0 million in book value as a result of the sale of the thirteen Company-owned restaurants in Washington, D.C. to a franchisee during the second quarter of fiscal 2010.

	Provision for Losses on Asset Impairments and Disposals
	(in thousands)	as a % of total revenues
Fiscal 2010	$732	0.7%
Fiscal 2009	$1,530	1.3%

Provision for Losses on Asset Impairments and Disposals. During fiscal 2010, we recorded an asset impairment charge of approximately $0.6 million related to four underperforming restaurants, three of which were previously impaired, and approximately $0.1 million related to maintenance capital expenditures on previously impaired restaurants. During fiscal 2009, the asset impairment charges related to seven underperforming locations, two of which were located in the Detroit, Michigan market which was significantly impacted by the economic downturn and where it appeared unlikely that the remaining asset values could be recovered over the remaining life of the leases.

	Closed Store Costs
	(in thousands)	as a % of total revenues
Fiscal 2010	$152	0.1%
Fiscal 2009	$48	—

Closed Store Costs. The closed store costs during fiscal 2010 relate to two underperforming locations where we negotiated early exit agreements with the landlords and one underperforming location that closed at the expiration of the operating lease. The closed store costs during fiscal 2009 relate to three underperforming locations where we negotiated early exit agreements and one underperforming location that closed at the expiration of the operating lease.

	Lease Termination Expense, net
	(in thousands)	as a % of total revenues
Fiscal 2010	$203	0.2%
Fiscal 2009	$322	0.3%

Lease Termination Expense, net. The lease termination expenses during fiscal 2010 relate to one restaurant in the Midwest where we reached an early termination agreement with the landlord and one restaurant in the Seattle market where we assigned the lease in fiscal 2008 and reached an agreement with the landlord and the subtenant to terminate it in fiscal 2010. Lease termination expenses during fiscal 2009 relate primarily to an underperforming location in the Midwest where we reached an early exit agreement with the landlord and to charges associated with our exercise of a provision allowing for the contraction of our support center office.

	Gain on Sale of Assets
	(in thousands)	as a % of total revenues
Fiscal 2010	$5,205	4.7%
Fiscal 2009	$102	0.1%

Gain on Sale of Assets. During fiscal 2010, we recognized gain on the sale of assets of approximately $5.2 million due to the sale of the thirteen Company-owned restaurants in Washington, D.C. to a franchisee (see Note 13 to our consolidated financial statements) as well as the sale of two liquor licenses. During fiscal 2009, we recorded a gain related to the sale of four liquor licenses.

	Interest Income		Interest Expense
	(in thousands)	as a % of total revenues	(in thousands)	as a % of total revenues
Fiscal 2010	$1	—	$4	—
Fiscal 2009	$3	—	$4	—

Interest Income and Expense. During fiscals 2010 and 2009, both interest income and interest expense were insignificant.

	Other Income
	(in thousands)	as a % of total revenues
Fiscal 2010	$14	—
Fiscal 2009	$17	—

Other Income. During fiscals 2010 and 2009, other income was insignificant.

	Net Loss
	(in thousands)	as a % of total revenues
Fiscal 2010	$(3,141)	-2.9%
Fiscal 2009	$(11,104)	-9.4%

Net Loss. The decrease in our net loss of approximately $8.0 million in fiscal 2010, as compared to fiscal 2009, is due primarily to the gain on the sale of assets from the thirteen Company-owned restaurants in Washington, D.C. to a franchisee, the lower depreciation and amortization expense, the higher franchise fees and royalties and the reduction in general and administrative expenses.

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

Franchise Fees and Royalties

	Franchise Fees and Royalties
	(in thousands)	as a % of total revenues
Fiscal 2009	$2,198	1.9%
Fiscal 2008	$3,078	2.3%

Franchise Fees and Royalties. Franchise fees and royalties during fiscal 2009 consist of $2.1 million in royalties from the franchise restaurants operated during fiscal 2009 and $0.1 million in fees related to the six franchise restaurants that opened during fiscal 2009. Franchise fees and royalties during fiscal 2008 consist of $2.1 million in royalties from franchise restaurants operated during fiscal 2008, $0.5 million in fees related to the 19 franchise restaurants that opened during fiscal 2008 and $0.5 million in franchise fees related to the termination of two area development agreements.

Costs and Expenses

	Cost of Food and Beverage
	(in thousands)	as a % of restaurant net sales
Fiscal 2009	$26,429	22.7%
Fiscal 2008	$30,235	22.8%

Cost of Food and Beverage.  During fiscal 2009, food and beverage costs as a percentage of net sales decreased slightly as compared to fiscal 2008. During fiscal 2009, we had lower year-over-year costs for certain commodities, primarily wheat and dairy products, which were partially offset by higher costs associated with our limited time lobster promotional offering during the fiscal 2009 third quarter as well as the introduction in the latter half of fiscal 2009 of a new premium steak product.

	Restaurant Labor and Related Benefits
	(in thousands)	as a % of restaurant net sales
Fiscal 2009	$43,151	37.1%
Fiscal 2008	$46,024	34.7%

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

Occupancy and Other Restaurant Operating Expenses. The increase in restaurant occupancy and other restaurant operating expenses as a percentage of restaurant net sales during fiscal 2009, as compared to fiscal 2008, is due primarily to deleveraging the fixed occupancy costs against decreased sales in our comparable restaurant base partially offset by slightly lower costs for repairs and maintenance.

	General and Administrative Expenses
	(in thousands)	as a % of total revenues
Fiscal 2009	$14,635	12.3%
Fiscal 2008	$19,317	14.2%

General and Administrative Expenses.  The reduction in general and administrative costs of $4.3 million, or 1.6% of total revenues, during fiscal 2009, as compared to fiscal 2008, is due primarily to savings in labor and related benefits resulting from administrative workforce reductions, lower year over year legal costs largely resulting from a litigation settlement recorded in fiscal 2008, and lower third-party professional fees partially offset by higher marketing costs and costs associated with the process of reviewing strategic alternatives.

	Depreciation and Amortization
	(in thousands)	as a % of total revenues
Fiscal 2009	$7,050	5.9%
Fiscal 2008	$8,409	6.2%

Depreciation and Amortization. The lower depreciation and amortization costs in fiscal 2009, as compared to fiscal 2008, are due primarily to the impact of impairments recorded during and subsequent to the fourth quarter of fiscal 2008, as well as the continued depreciation and amortization of our comparable restaurant base assets.

	Restaurant Pre-opening Expenses
	(in thousands)	as a % of total revenues
Fiscal 2009	$13	—
Fiscal 2008	$100	0.1%

Restaurant Pre-Opening Expenses. Restaurant pre-opening expenses during fiscal 2009 are related to supplies and training costs for one new Company-owned restaurant that opened during the third quarter of fiscal 2009.  During fiscal 2008, restaurant pre-opening expenses were related primarily to occupancy, pre-opening payroll, supplies and training costs for one new restaurant opened during fiscal 2008. During fiscal 2008, 49.5% of restaurant pre-opening expenses were for occupancy costs incurred prior to the opening of the restaurant.

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

	Closed Store Costs
	(in thousands)	as a % of total revenues
Fiscal 2009	$48	—
Fiscal 2008	$69	0.1%

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

	Lease Termination Expense, net
	(in thousands)	as a % of total revenues
Fiscal 2009	$322	0.3%
Fiscal 2008	$551	0.4%

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

	Gain on Sale of Assets
	(in thousands)	as a % of total revenues
Fiscal 2009	$102	0.1%
Fiscal 2008	—	—

Gain on Sale of Assets. During fiscal 2009, we recorded a gain related to the sale of four liquor licenses.

	Interest Income		Interest Expense
	(in thousands)	as a % of total revenues	(in thousands)	as a % of total revenues
Fiscal 2009	$3	—	$4	—
Fiscal 2008	$102	—	$7	—

Interest Income and Expense. The decrease in interest income in fiscal 2009, as compared to fiscal 2008, is due to lower average rates of interest earned on deposit accounts. During both fiscal 2009 and fiscal 2008, interest expense was insignificant.

	Other Income
	(in thousands)	as a % of total revenues
Fiscal 2009	$17	—
Fiscal 2008	$41	—

Other income. During fiscal 2009, other income was not significant. During fiscal 2008, we recorded other income related to a tax refund.

	Loss from Continuing Operations
	(in thousands)	as a % of total revenues
Fiscal 2009	$(11,104)	(9.4)%
Fiscal 2008	$(15,910)	(11.8)%

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

Liquidity and Capital Resources

Cash and cash equivalents were approximately $10.3 million on December 27, 2010, compared with $4.1 million on December 28, 2009. We had positive working capital of $1.1 million on December 27, 2010, compared with negative working capital of ($5.6) million as of December 28, 2009. The increase in working capital as of December 27, 2010 is primarily due to the $6.4 million cash proceeds from the sale of the thirteen Company-owned restaurants in Washington, D.C. to a franchisee (see Note 13 to our consolidated financial statements), as well as the net proceeds of $4.9 million from our rights offering and related private placement of common stock (see Note 9 to our consolidated financial statements), partially offset by the funding of the operating loss during fiscal 2010. Our principal requirements for cash in 2011 will be for working capital needs and routine maintenance and remodels of our existing restaurants.

Net cash used in operating activities during the twelve-month period ended December 27, 2010 was approximately $4.0 million compared with $1.2 million of net cash used in operating activities in the twelve-month period ended December 28, 2009. The increase in cash used in operating activities during fiscal 2010 was primarily the result of funding a higher year-over-year operating loss, net of gain on sale of restaurants (see Note 13 to our consolidated financial statements) and non-cash components of net loss, as well as the payments of certain lease termination and contractual obligations.

Cash provided by investing activities in fiscal 2010 was approximately $5.3 million, compared with cash used in investing activities of approximately $0.7 million during fiscal 2009. The year-over-year increase resulted primarily from the sale of the thirteen Company-owned restaurants in Washington, D.C. to a franchisee (see Note 13 to our consolidated financial statements), partially offset by payments for capital maintenance of our existing Company-owned restaurants.

Cash provided by financing activities during fiscal 2010 of approximately $4.9 million was from proceeds associated with the shareholder rights offering and the private placement of shares to our executive officers and outside directors completed in January 2010 (see Note 9 to our consolidated financial statements). Cash provided by financing activities during fiscal 2009 of $0.4 million was from the settlement of a claim, in which we recovered short-swing profits realized by a stockholder of the Company under Section 16(b) of the Securities Exchange Act of 1934.

We do not have any current plans to open additional Company-owned restaurants during fiscal 2011. However, we will continue to seek out and evaluate opportunities to develop new Company-owned locations in existing markets. We do expect to incur capital costs associated with remodeling and maintenance of existing Company-owned restaurants during fiscal 2011. As we currently have no credit facility or available line of credit, we expect to fund any required restaurant remodeling and capital maintenance costs on existing Company-owned locations or required capital for new restaurant development, if any, from cash and cash equivalents on hand, expected cash flows generated by existing Company-owned restaurants, and expected franchise fees and royalties.

We believe that our current cash and cash equivalents and the expected cash flows from Company-owned restaurant operations and expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and remodeling and maintenance of existing restaurant locations for the next twelve months and for new Company-owned restaurant development, if any. Our conclusion is based on our expected performance for fiscal 2011 and includes a sensitivity analysis that projects varying levels of decline in consumer demand. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance and the potential impact the current economic environment may have on consumer spending. In analyzing our capital cash outlays during fiscal 2010 and fiscal 2009, 44.7% and 59.1%, respectively, of our capital expenditures were spent on repairs and maintenance associated with existing Company-owned locations.

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

Selected Quarterly Financial Data

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All quarters in fiscal 2010 and 2009 include results for 13 weeks. The unaudited selected quarterly results for fiscal 2010 and 2009 are shown below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except share data)
Fiscal 2010

Total revenues	$27,599	$29,622	$27,123	$25,355
Total costs and expenses	$30,652	$25,831	$28,229	$28,139

Net (loss) income	$(3,054)	$3,793	$(1,096)	$(2,784)

Basic and diluted (loss) income per share:	$(0.06)	$0.07	$(0.02)	$(0.05)

Fiscal 2009

Total revenues	$28,666	$31,636	$30,033	$28,238
Total costs and expenses	$31,995	$32,610	$32,454	$32,634

Net loss	$(3,326)	$(969)	$(2,362)	$(4,447)

Basic and diluted loss per share:	$(0.08)	$(0.02)	$(0.06)	$(0.11)

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included in Part II, Item 7 of this report for further details or new accounting pronouncements not yet adopted.

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

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During fiscal 2010, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect during fiscal 2010 would not have resulted in a fluctuation of interest income. In fiscals 2010 and 2009, interest income was $0.01 million and $0.03 million, respectively. During fiscals 2010 and 2009, we did not have any significant debt.

Foreign Currency Risk

As of fiscal 2010, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

The following consolidated financial statements are included in this item:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cosi, Inc.

Deerfield, Illinois

We have audited the accompanying consolidated balance sheets of Cosi, Inc. as of December 27, 2010 and December 28, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ending December 27, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cosi, Inc. at December 27, 2010 and December 28, 2009, and the results of its operations and its cash flows for each of the three years in the period ending December 27, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Chicago, Illinois
March 28, 2011

Cosi, Inc.

Consolidated Balance Sheets

As of December 27, 2010 and December 28, 2009

(dollars in thousands)

	December 27, 2010	December 28, 2009
Assets
Current assets:
Cash and cash equivalents	$10,307	$4,079
Accounts receivable, net	697	539
Notes receivable, current portion	506	21
Inventories	744	967
Prepaid expenses and other current assets	1,639	2,136
Total current assets	13,893	7,742

Furniture and fixtures, equipment and leasehold improvements, net	15,009	22,100
Notes receivable, net of current portion	1,195	141
Other assets	1,254	1,587
Total assets	$31,351	$31,570

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,992	$3,079
Accrued expenses	9,237	9,628
Deferred franchise revenue	61	44
Current portion of other long-term liabilities	545	588
Total current liabilities	12,835	13,339

Deferred franchise revenue	2,238	2,563
Other long-term liabilities, net of current portion	4,592	6,343
Total liabilities	19,665	22,245

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value; 100,000,000 shares authorized, 51,682,891 and 40,862,474 shares issued, respectively	517	409
Additional paid-in capital	283,388	277,994
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(271,021)	(267,880)
Total stockholders’ equity	11,686	9,325
Total liabilities and stockholders’ equity	$31,351	$31,570

The accompanying notes are an intergral part of these consolidated financial statements.

Cosi, Inc

Consolidated Statements of Operations

For the Fiscal Years Ended December 27, 2010, December 28, 2009 and December 29, 2008

(dollars in thousands, except per share data)

	December 27, 2010	December 28, 2009	December 29, 2008

Revenues:
Restaurant net sales	$106,636	$116,375	$132,501
Franchise fees and royalties	3,063	2,198	3,078
Total revenues	109,699	118,573	135,579

Costs and expenses:
Cost of food and beverage	24,366	26,429	30,235
Restaurant labor and related benefits	40,161	43,151	46,024
Occupancy and other restaurant operating expenses	33,977	36,617	39,821
	98,504	106,197	116,080
General and administrative expenses	13,692	14,635	19,317
Depreciation and amortization	4,773	7,050	8,409
Restaurant pre-opening expenses	—	13	100
Provision for losses on asset impairments and disposals	732	1,530	7,099
Closed store costs	152	48	69
Lease termination expense, net	203	322	551
Gain on sale of assets	(5,205)	(102)	—
Total costs and expenses	112,851	129,693	151,625
Operating loss	(3,152)	(11,120)	(16,046)
Other income (expense):
Interest income	1	3	102
Interest expense	(4)	(4)	(7)
Other income	14	17	41
Total other income (expense)	11	16	136
Loss from continuing operations	(3,141)	(11,104)	(15,910)
Discontinued operations:
Operating loss from discontinued operations	—	—	(224)
Asset impairments of discontinued operations	—	—	(88)
Loss from discontinued operations	—	—	(312)
Net loss	$(3,141)	$(11,104)	$(16,222)

Per Share Data:
Loss per share, basic and diluted
Continuing operations	$(0.06)	$(0.27)	$(0.40)
Discontinued operations	$—	$—	$—
Net loss	$(0.06)	$(0.27)	$(0.40)

Weighted average common shares outstanding	50,638,031	40,423,184	40,078,962

The accompanying notes are an intergral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Stockholders’ Equity

For the Fiscal Years Ended December 27, 2010, December 28, 2009 and December 29, 2008

(dollars in thousands, except share data)

	Common Stock			Treasury Stock

			Additional	Shares of	Amount
	Number of		Paid In	Treasury	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Stock	Deficit	Total
Balance, December 31, 2007	41,047,985	$411	$275,187	239,543	$(1,198)	$(240,554)	$33,846
Net forfeiture of restricted stock	(420,330)	(4)	4				—
Stock-based compensation			1,349				1,349
Exercise of warrants	11,538	—	—				—
Exercise of stock options	23,971	—	53				53
Net loss						(16,222)	(16,222)
Balance, December 29, 2008	40,663,164	$407	$276,593	239,543	$(1,198)	$(256,776)	$19,026
Issuance of restricted stock, net of forfeitures	199,310	2	(2)				—
Stock-based compensation			1,003				1,003
Stock claim settlement			400				400
Net loss						(11,104)	(11,104)
Balance, December 28, 2009	40,862,474	$409	$277,994	239,543	$(1,198)	$(267,880)	$9,325
Issuance of common stock, net of issuance costs (1)	10,451,677	105	4,790				4,895
Issuance of restricted stock, net of forfeitures	368,740	3	(3)				—
Stock-based compensation		—	607				607
Net loss						(3,141)	(3,141)
Balance, December 27, 2010	51,682,891	$517	$283,388	239,543	$(1,198)	$(271,021)	$11,686

(1) Represents the proceeds net of issuance costs of approximately $273,000 from the shareholder rights offering and related private placement to directors and officers of the Company, completed in January 2010.

Cosi, Inc.

Consolidated Statements of Cash Flows

For the Fiscal Years Ended December 27, 2010, December 28, 2009 and December 29, 2008

(in thousands)

	December 27, 2010	December 28, 2009	December 29, 2008

Cash flows from operating activities:
Net loss	$(3,141)	$(11,104)	$(16,222)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	4,773	7,050	8,414
Gain on sale of restaurants	(5,059)	—	—
Gain on sale of assets	(146)	(102)	—
Non-cash portion of asset impairments and disposals	732	1,530	7,187
Non-cash portion of store closing costs	—	—	24
Provision for bad debts	78	120	18
Stock-based compensation expense	607	1,003	1,349
Changes in operating assets and liabilities:
Accounts receivable	(237)	258	(276)
Notes receivable	(190)	(162)	—
Inventories	223	31	76
Prepaid expenses and other current assets	497	1,516	144
Other assets	130	144	95
Accounts payable and accrued expenses	(533)	(557)	1,967
Deferred franchise revenue	(308)	(88)	(819)
Lease termination reserve	(251)	(83)	608
Other liabilities	(1,138)	(746)	(521)
Net cash (used in) provided by operating activities	(3,963)	(1,190)	2,044

Cash flows from investing activities:
Proceeds from sale of restaurants	6,400	—	—
Capital expenditures	(1,432)	(901)	(2,881)
Proceeds from sale of assets	186	219	30
Return of security deposits, net	163	—	34
Net cash provided by (used in) investing activities	5,317	(682)	(2,817)

Cash flows from financing activities:
Proceed from stock claim settlement	—	400	—
Proceeds from issuance of common stock	5,168	—	53
Common stock issuance costs	(273)	—	—
Principal payments on long-term debt	(21)	(38)	—
Net cash provided by financing activities	4,874	362	53

Net increase (decrease) in cash and cash equivalents	6,228	(1,510)	(720)
Cash and cash equivalents, beginning of year	4,079	5,589	6,309
Cash and cash equivalents, end of year	$10,307	$4,079	$5,589

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$4	$4	$7
Corporate franchise and income taxes	$234	$202	$213

Supplemental disclosure of non-cash investing activities:

In connection with the sale of the thirteen Company-owned restaurants in Washington, D.C. to a franchisee (see Note 13 to our consolidated financial statements), a $1.35 million three-year promissory note was issued

COSI, INC.

Notes to Consolidated Financial Statements

For the Fiscal Years Ended December 27, 2010, December 28, 2009 and December 29, 2008

1.          Organization and Summary of Significant Accounting Policies

Organization

Cosi, Inc., a Delaware corporation, owns, operates, and franchises premium convenience dining restaurants which sell high-quality sandwiches, salads and coffees along with a variety of other soft drink beverages, teas, baked goods and alcoholic beverages. As of December 27, 2010 there were 83 Company-owned and 59 franchise restaurants operating in 18 states, the District of Columbia, and the United Arab Emirates (UAE).

Fiscal Year

Our fiscal year ends on the Monday closest to December 31. Fiscal years ended December 27, 2010, December 28, 2009 and December 29, 2008 are referred to as fiscal 2010, 2009 and 2008, respectively. Fiscal years 2010, 2009 and 2008 each included 52 weeks.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The statements are presented in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “the Codification”) 105-10 Generally Accepted Accounting Principles, which provides for the Codification to become the single official source of authoritative, nongovernmental U.S. GAAP.

Certain amounts in the fiscals 2009 and 2008 consolidated financial statements have been reclassified to conform to the fiscal 2010 presentation.

Cash and Cash Equivalents

We consider all short-term investments with a maturity of three months or less from the date of purchase to be cash equivalents.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. We place our cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions, US government and government sponsored agency securities, commercial paper and money market funds. Balances of cash deposits may, at times, exceed FDIC insured limits. We have never experienced losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning with 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits

Our accounts receivable consist principally of trade or “house” accounts representing corporate customers and amounts due from franchisees. We have established credit procedures and analyses to control the granting of credit to customers.

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

During fiscal 2010, we sold thirteen Company-owned restaurants in Washington, D.C. to a franchisee and as a result of this sale, we disposed of approximately $3.0 million in net furniture, fixtures, equipment and leasehold improvements (see Note 13 to our consolidated financial statements). We did not sell any restaurants in 2009. During fiscal 2008, we sold the assets of three underperforming Company-owned locations that operated in the Seattle market to a local restaurant development company. Under the terms of the agreement, we transferred rights to the assets and leasehold improvements for minimal cash consideration and the new owner assumed the tenant obligations under the real estate operating leases and is operating those locations under a different brand. We ceased operating these restaurants as of the end of the first quarter of fiscal 2008.

In accordance with the provisions of the impairment or disposal subsections of ASC 360-10, Property, Plant & Equipment, long-lived assets held and used with a carrying amount of $1.3 million were written down to their fair value of $0.6 million, resulting in asset impairment charges of $0.7 million which were included in earnings for fiscal 2010. We considered all relevant valuation techniques that could be obtained without undue cost and effort, and concluded that the discounted cash flow approach continued to provide the most relevant and reliable means by which to determine fair value of the long-lived assets held and used.

Long-lived assets held and used	Total value at end of period	Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(in thousands)
December 27, 2010	$552	$—	$—	$552	$(732)
	$552	$—	$—	$552	$(732)

Decebmer 28, 2009	$956	$—	$—	$956	$(1,530)
	$956	$—	$—	$956	$(1,530)

The asset impairment charge of $0.7 million during fiscal 2010 relates to four underperforming restaurants, three of which were previously impaired, and to maintenance capital expenditures on previously impaired restaurants. Three of the impaired locations are in the Midwest and one is in the Northeast market. The impairment charge during fiscal 2009 relates to seven underperforming locations, three of which opened during fiscal 2006 and two that are located in the Detroit, Michigan market which was significantly impacted by the economic downturn. During 2008, we recorded asset impairment charges of $7.1 million related to 16 underperforming locations, most of which were built in 2005 and the first half of 2006. Nine are located in the Midwest region, five in the Mid-Atlantic region and two in the Northeast region, including four locations closed during the first quarter of fiscal 2009. In addition, during fiscal 2008, we recorded asset impairment charges of approximately $0.1 million related to Seattle locations that are reported in discontinued operations.

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

We incurred lease termination charges of approximately $0.2 million during fiscal 2010 related to one restaurant in the Midwest where we reached an early termination agreement with the landlord and one restaurant in the Seattle market where we assigned the lease in fiscal 2008 and reached an agreement with the landlord and subtenant to terminate it in fiscal 2010. We recorded lease termination charges of approximately $0.3 million during fiscal 2009 related primarily to an underperforming location in the Midwest where we reached an early exit agreement with the landlord and closed the location during the first quarter of fiscal 2009. We also incurred lease termination charges associated with our exercise of a provision in the lease for our support center allowing for a reduction in the leased office space. During fiscal 2008, we recorded lease termination charges of approximately $0.6 million primarily related to a location where we made the decision to not build a restaurant subsequent to entering into a lease, and reached an agreement with the landlord to exit the lease. The lease termination charges during fiscal 2008 are also related to three underperforming locations in the Midwest region where we reached exit agreements with the landlords. One of these underperforming locations was closed during the third quarter of fiscal 2008 and the other two were closed during the first quarter of fiscal 2009.

A summary of lease termination reserve activity is as follows:

	(in thousands)

Balance as of December 31, 2007	260

Charged to costs and expenses	551
Deductions and adjustments	57	(a)
Balance as of December 29, 2008	868

Charged to costs and expenses	322
Deductions and adjustments	(405	)(a)
Balance as of December 28, 2009	785

Charged to costs and expenses	203
Deductions and adjustments	(455	)(a)
Balance as of December 27, 2010	533

(a) Payments to landlords for lease obligations. Deductions and adjustments include payments to landlords for lease obligations.

Other Liabilities

Other liabilities consist of deferred rent, landlord allowances and accrued lease termination costs (see Note 12 to our consolidated financial statements).

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

As of December 27, 2010, we had net operating loss (“NOL”) carryforwards of approximately $193,888,000 for U.S. federal income tax purposes. Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income, possibly reducing the amount of cash available to the corporation to satisfy its obligations. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period. We do not believe that the rights offering and the related private placement of common stock that we completed in fiscal 2010 (see Note 9 to our consolidated financial statements) has triggered an ownership change. In addition a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

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

Gain on Sale of Assets

We recognized income from the sale of liquor licenses of approximately $0.1 million in each of fiscals 2010 and 2009. Other than as discussed below, we did not recognize any income from the sale of assets during fiscal 2008.

Gain on Sale of Restaurants

As a result of the sale of the thirteen Company-owned restaurants in Washington, D.C. to a franchisee during fiscal 2010 (see Note 13 to our consolidated financial statements), we recognized gain from the sale of restaurants of approximately $5.1 million including approximately $0.3 million in unamortized landlord allowances and reversal of straight line rent expense. If the disbursement, either in full or in part, is made to us from the $0.6 million held in escrow, we will recognize an additional gain from the sales of these assets at that time. The balance in escrow will be paid to Cosi if the franchisee achieves a certain sales target at any time during the three-year period following the closing date of the transaction. Disbursement from the escrow, either in full or in part, is based on a formula that compares then-current trailing twelve-month sales to a sales baseline and applies the resulting percentage to the escrow amount. The disbursement calculation can be applied up to three times at Cosi’s sole discretion over the three year period. We did not recognize any gain from the sale of restaurants during fiscal years 2009 and 2008.

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

Advertising Costs

Domestic franchise-operated Cosi® restaurants contribute 1% of their sales to a national marketing fund and are also required to spend 1% of their sales on advertising in their local markets. Our international franchise-operated restaurants contribute 0.5% of their sales to an international marketing fund. The Company also contributes 1% of sales from Company-owned restaurants to the national marketing fund. The Company’s contributions to the national marketing fund, as well as its own local market media costs, are recorded as part of occupancy and other restaurant operating expenses in the Company’s consolidated statements of operations. Advertising costs are expensed as incurred and approximated $2.4 million, $2.0 million, and $2.2 million in fiscal years 2010, 2009 and 2008, respectively.

Net Loss Per Share

Basic and diluted loss per common share is calculated by dividing the net loss by the weighted-average common shares outstanding during each period. As of December 27, 2010, December 28, 2009 and December 29, 2008 there were, respectively, 205,050, 87,200 and 164,050 unvested restricted shares of common stock outstanding and 542,977, 662,534 and 1,304,070 out-of-the-money stock options to purchase shares of common stock. There were no in-the-money stock options as of the end of fiscal years 2010, 2009, and 2008. The unvested restricted shares meet the requirements for participating securities but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. The outstanding out-of-the-money stock options to purchase shares of common stock do not meet the requirements for participating securities and were not included in the computation of basic and diluted earnings per share. As of December 27, 2010, December 28, 2009 and December 29, 2008 there were, respectively, 215,000, 110,000 and 265,000 unvested restricted stock units. The unvested stock units do not meet the requirements for participating securities and were not included in the computation of basic and diluted earnings per share.

Stock-Based Compensation

In accordance with ASC 718-10-25 Compensation — Stock Compensation we recognize stock-based compensation expense according to the fair value recognition provision which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation expense be recognized in the financial statements. In accordance with the standard, our stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. As a result, we recognized stock compensation expense of approximately $0.6 million, $1.0 million and $1.3 million during fiscal years 2010, 2009 and 2008, respectively. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of the grant.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Update No. 2010-06, which provides updated guidance on disclosure requirements under ASC 820 Fair Value Measurements and Disclosures. This standard was adopted during the first quarter of fiscal 2010 and had no material impact on our consolidated financial statements. In addition, we have adopted Update No. 2009-05 which provides guidance on measuring the fair value of liabilities under ASC 820 Fair Value Measurements and Disclosures. We have also adopted all provisions of ASC 820-10 Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, provides guidance in determining the fair value of a financial asset when the market for that financial asset is inactive, and also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  The application of these standards did not have a material impact on our consolidated financial statements.

2.          Accounts Receivable

Accounts receivable consist of the following:

	December 27, 2010	December 28, 2009
	(in thousands)
Accounts receivable, trade	$226	$295
Due from franchisees	329	258
Other	287	102
Total receivables	842	655
Less: allowance for doubtful accounts	(145)	(116)
Accounts receivable, net	$697	$539

A summary of the reserve for doubtful accounts follows:

(in thousands)

Balance as of December 31, 2007	3
Charged to costs and expenses	18
Deductions	5	(a)
Balance as of December 29, 2008	26

Charged to costs and expenses	120
Deductions	(30	)(a)
Balance as of December 28, 2009	116

Charged to costs and expenses	78
Deductions	(49	)(a)
Balance as of December 27, 2010	145

(a) Recovery (write-off) of uncollectible accounts.

3.          Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 27, 2010	December 28, 2009
	(in thousands)

Prepaid insurance	$1,326	$1,559

Other	313	577

Prepaid expenses and other current assets	$1,639	$2,136

4.          Discontinued Operations

We did not recognize any income or loss from discontinued operations during fiscal years 2010 and 2009. During fiscal 2008, we sold the assets of three underperforming Company-owned restaurants that operated in the state of Washington to a local restaurant development company. Under the terms of the agreement, we transferred rights to the assets and leasehold improvements for minimal cash consideration and the new owner assumed the tenant obligations under the real estate operating leases and is operating those locations under a different brand. We ceased operating these restaurants as of the end of the first quarter of fiscal 2008.

In accordance with ASC 360-10-45, Property, Plant, Equipment, we reported the results of operations of this group in discontinued operations in the accompanying consolidated financial statements for the periods presented. During fiscal 2008, the operating loss from discontinued operations was approximately $0.2 million.

	Fiscal Year
	2010	2009	2008
	(in thousands)

Revenues
Restaurant net sales	$—	$—	$373

Costs and expenses
Cost of food and beverage	—	—	107
Restaurant labor and related expenses	—	—	188
Occupancy and other restaurant operating expenses	—	—	181
	—	—	476

Depreciation and amortization	—	—	5
Closed store costs	—	—	116
Total costs and expenses	—	—	597
Operating loss from discontinued operations	$—	$—	$(224)

In addition, we recorded a charge of $0.1 million during fiscal 2008 related to the impairment of the assets at the Seattle locations that are reported in discontinued operations in the accompanying consolidated financial statements.

5.          Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements consist of the following:

	December 27, 2010	December 28, 2009
	(in thousands)

Leasehold improvements	$32,292	$41,652

Restaurant equipment	15,924	19,826

Computer and telephone equipment	11,514	12,164

Furniture and fixtures	10,758	13,571

Vehicles	30	30

Total furniture and fixtures, equipment and leasehold improvements	70,518	87,243

Less accumulated depreciation and amortization	(55,509)	(65,143)

Furniture and fixtures, equipment and leasehold improvements, net	$15,009	$22,100

Depreciation and amortization expense for fiscals 2010, 2009, and 2008 was approximately $4.8 million, $7.1 million and $8.4 million, respectively.

6.          Other Assets

Other assets consist of the following:

	December 27, 2010	December 28, 2009
	(in thousands)

Security deposits	711	874
Trademarks	195	195
Liquor licenses	193	287
Other	155	231

Total other assets	$1,254	$1,587

7.          Accrued Expenses

Accrued expenses consist of the following:

	December 27, 2010	December 28, 2009
	(in thousands)

Payroll and related benefits and taxes	$1,713	$2,040

Unredeemed gift cards/certificates	1,497	1,351

Insurance	1,278	1,652

Utilities	974	1,086

Taxes other than income taxes	762	878

Professional and legal	617	662

Rent	597	674

Deferred credits	471	351

Advertising	324	—

Other	1,004	934

Total accrued expenses	$9,237	$9,628

8.          Income Taxes

Significant components of our deferred tax assets, net of any deferred tax liabilities, are as follows:

	December 27, 2010	December 28, 2009
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$73,678	$71,263
Depreciation expense and impairment of long-lived assets	17,117	17,617
Contractual lease increases	1,699	1,675
Deferred franchise revenue	1,253	1,020
Stock-based compensation	1,041	940
Lease termination accrual	203	298
Accrued expenses	189	594
Allowance for doubtful accounts	40	44
Total deferred tax assets	95,220	93,451
Valuation allowance	(95,220)	(93,451)
Net deferred taxes	$—	$—

As of December 27, 2010, we have federal net operating tax loss carryforwards (NOLs) of approximately $193.9 million which, if not used, will expire from 2016 through 2030. We have recorded a valuation allowance to offset the benefit associated with the deferred tax assets described above due to the uncertainty of realizing the related benefits.

Below is a reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before income taxes:

	December 27, 2010	December 28, 2009	December 29, 2008

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.0	3.0	3.0
	38.0	38.0	38.0
Less valuation allowance	(38.0)	(38.0)	(38.0)
Effective Tax Rate	0.0%	0.0%	0.0%

Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period. We do not believe that the recent rights offering and the related private placement of common stock (see Note 9 to our consolidated financial statements) has triggered an ownership change. In addition, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

9.          Stockholders’ Equity

Common Stock Purchase Rights

On November 18, 2002, the Board of Directors resolved to adopt a Shareholders’ Rights Plan (“Rights Plan”). At that time, the Board declared a dividend distribution of one right (“Right”) for each share of common stock to shareholders of record on November 25, 2002. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of our preferred stock designated as Series D Preferred Stock at a price of $100 per one one-hundredth of a share. The Board of Directors also resolved to amend its certificate of incorporation, to designate 1,000,000 shares of Series D Preferred Stock for such issuance.

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

Series D preferred shares issuable upon exercise of the share purchase rights will not be redeemable. Each Series D preferred share will be entitled to a minimum preferential dividend payment of $.10 per share and will be entitled to an aggregate dividend of 100 times the cash dividend declared per share of common stock. In the event we are liquidated, the holders of the Series D preferred shares will be entitled to receive a payment in an amount equal to the greater of $100 per one one-hundredth share or 100 times the payment made per share of common stock. Each Series D preferred share will have 100 votes, voting together with the shares of common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each Series D preferred share will be entitled to receive 100 times the amount received per share of common stock. These rights are protected by customary anti-dilution provisions.

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

As of December 27, 2010, none of these stock purchase rights have been exercised.

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

As of December 27, 2010, approximately 2.0 million shares of common stock, in the aggregate, were reserved for issuance under the Omnibus Plan and for outstanding grants under the prior long-term incentive plans.

A summary of stock-based compensation follows:

	Fiscal Year
	2010	2009	2008
	(in thousands)

Stock option compensation expense	$1	$41	$104
Restricted stock compensation expense, net of forfeitures	606	962	1,245
Total non-cash, stock-based compensation expense, net of forfeitures	$607	$1,003	$1,349

As of December 27, 2010, all compensation expenses related to stock options granted under the Company’s various incentive plans have been recognized in full. In addition, as of December 27, 2010, there was approximately $0.4 million of total unrecognized compensation expense related to restricted stock shares and units granted under the Omnibus Plan. The expense related to restricted stock grants will be recognized on a straight-line basis from the date of each grant through fiscal 2014 and is recorded in general and administrative expenses in our consolidated statements of operations.

A summary of option activity for fiscals 2010, 2009 and 2008 follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
			(in years)	(in thousands)

Outstanding as of December 31, 2007	1,784,693	$7.76	3.9	$1

Granted	—	—
Exercised	(23,971)	$2.24		—
Cancelled/Expired	(456,652)	$8.52		—

Outstanding as of December 29, 2008	1,304,070	$7.60	1.7	$—

Granted	—	—
Exercised	—	—
Cancelled/Expired	(641,536)	$2.18		—

Outstanding as of December 28, 2009	662,534	$9.96	1.3	$—

Granted	—	—
Exercised	—	—
Cancelled/Expired	(119,557)	$11.20		—

Outstanding as of December 27, 2010	542,977	$9.70	1.6	$—

Exercisable as of December 27, 2010	542,977	$9.70	1.6	$—

There were no stock options exercised during fiscal years 2010 and 2009. The aggregate fair value of options vested during fiscal years 2010 and 2009 was $0.03 million and $0.1 million, respectively. As of last day of fiscal 2010, the stock options had no intrinsic value as they were all out-of-the-money.

		Weighted
		average
	Options	exercise price
Total exercisable at the end of the year:

As of December 27, 2010	542,977	$9.70

As of December 28, 2009	656,973	$9.99

As of December 29, 2008	1,274,705	$7.65

The following table summarizes information about stock options outstanding at December 27, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.63 - $4.72	102,004	3.0	$4.00	102,004	$4.00
$4.73 - $6.29	79,185	3.8	5.50	79,185	5.50
$6.3 - $6.74	1,400	3.5	6.50	1,400	6.50
$6.75 - $9.6	850	4.2	6.90	850	6.90
$9.61 - $12.25	359,538	0.8	12.30	359,538	12.30
	542,977	1.6	$9.70	542,977	$9.70

During fiscal 2010, pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 238,250 restricted stock shares and 200,000 restricted stock units to key employees. During fiscal 2009, we granted and issued 10,000 restricted stock shares to a key employee. The vesting of these shares and stock units occurs as follows: (i) 20% of the stock shares and stock units vested on the grant date, and (ii) an additional 20% of the stock shares and stock units will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares and the stock units for the grants made during fiscal years 2010 and 2009, based on the closing price of our common stock on the date of the grants, was approximately $0.4 million and $0.01 million, respectively. During fiscal years 2010 and 2009, previously issued shares of restricted common stock of 21,950 and 6,000, respectively, were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the dates of the grants, was approximately $0.04 million in each of fiscal 2010 and fiscal 2009.

The following tables summarize the Company’s restricted stock activity:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value

Non-vested at December 31, 2007	919,800	$5.31
Granted	96,820	2.77
Vested	335,420	4.63
Forfeited / Canceled	(517,150)	4.98
Non-vested at December 29,2008	164,050	$5.31
Granted	205,310	0.65
Vested	276,160	2.35
Forfeited / Canceled	(6,000)	7.26
Non-vested at December 28,2009	87,200	$5.35
Granted	390,690	0.87
Vested	250,890	2.04
Forfeited / Canceled	(21,950)	1.57
Non-vested at December 27, 2010	205,050	$1.27

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value

Non-vested at December 31, 2007	—	$—
Granted	265,000	3.24
Vested	—	—
Forfeited	—	—
Non-vested at December 29, 2008	265,000	3.24
Granted	—	—
Vested	155,000	—
Forfeited	—	—
Non-vested at December 28, 2009	110,000	3.24
Granted	200,000	0.91
Vested	95,000	2.26
Forfeited	—	—
Non-vested at December 27, 2010	215,000	$1.51

Included in the restricted stock activity table above are 152,440, 195,310 and 46,820 shares issued during fiscals 2010, 2009 and 2008, respectively, to members of the Board of Directors pursuant to the Cosi Non-Employee Director Stock Incentive Plan and the Omnibus Plan. These shares had an aggregate value of approximately $0.1 million at the time of issuance in all three fiscal years and vested upon issuance.

11.    Defined Contribution Plan

We have a 401(k) Plan (the “Plan”) for all qualified employees. The Plan provides for a matching employer contribution of 50% up to the first 4% of the employees’ deferred savings. The employer contributions made during the employee’s first year of employment vest upon the completion of one year of employment. Employer contributions made subsequent to the first year of employment vest immediately. The deferred amount cannot exceed 20% of an individual participant’s compensation in any calendar year. Our contributions to the Plan were approximately $0.04 million for fiscal 2009 and $0.1 million for fiscal 2008. During fiscals 2009 and 2010, as part of various cost containment initiatives, we suspended the employer matching contribution to the Plan. We reinstated the employer matching contribution subsequent to fiscal 2010.

12.    Commitments and Contingencies

Commitments

As of December 27, 2010, we are committed under lease agreements expiring through 2019 for occupancy of our retail restaurants and for office space at the following minimum annual rentals:

Fiscal Year	Amount
(in thousands)

2011	$13,912
2012	12,483
2013	9,911
2014	7,866
2015	6,278
Thereafter	5,550
$56,000

Amounts shown are net of approximately $0.2 million of sublease rental income under non-cancelable subleases. Rental expense for fiscal years 2010, 2009 and 2008 totaled $14.2 million, $15.0 million and $16.0 million, respectively. Certain lease agreements have renewal options ranging from 5 years to 10 years. In addition, certain leases obligate us to pay additional rent if restaurant sales reach certain minimum levels (percentage rent). Amounts incurred under these additional rent provisions and agreements were approximately $0.2 million, $0.2 million and $0.3 million, for fiscal years 2010, 2009 and 2008, respectively.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the respective leases from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in other liabilities in the accompanying consolidated balance sheets and totaled $3.6 million, $4.4 million and $4.6 million as of the end of fiscal years 2010, 2009 and 2008, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other long-term liabilities in the accompanying consolidated balance sheets for fiscal years 2010, 2009 and 2008 were landlord allowances of $0.9 million, $1.2 million and $1.5 million, respectively.

As of December 27, 2010, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Other Assets” in the accompanying consolidated balance sheets.

We recorded lease termination charges of approximately $0.2 million during fiscal 2010 related to one restaurant in the Midwest where we reached an early termination agreement with the landlord and one restaurant in the Seattle market where we assigned the lease in fiscal 2008 and reached an agreement with the landlord and subtenant to terminate it in fiscal 2010. We recorded lease termination charges of approximately $0.3 million during fiscal 2009 related primarily to an underperforming location in the Midwest where we reached an early exit agreement with the landlord and closed the location during the first quarter of fiscal 2009. We also incurred lease termination charges associated with our exercise of a provision in the lease for our support center allowing for a reduction in the leased office space.

As of December 27, 2010, future minimum lease payments related to restaurants that have been closed are approximately $3.4 million, before expected sublease payments, with remaining lease terms ranging from one to seven years. For each of these locations, a lease termination reserve has been established based upon management’s estimate of the cost to exit the lease. The accompanying consolidated balance sheets include a liability of $0.5 million in accrued lease termination costs with a current portion of $0.3 million as of December 27, 2010 and $0.8 million with a current portion of $0.3 million as of December 28, 2009.

In fiscal 2001, we entered into a settlement agreement involving a trademark dispute. The settlement agreement requires us to make annual payments of $25,000 through 2011. The estimated present value of those future payments is included in other liabilities in the accompanying consolidated balance sheets.

During fiscal 2008, we entered into a settlement agreement involving a claim from a former employee. The settlement agreement requires us to pay $0.3 million in an initial payment during the first quarter of fiscal 2009 and another $1.0 million in the aggregate in non-interest bearing monthly installments thereafter through 2012. The remaining balance of this settlement is approximately $0.4 million and $0.8 million as of last day of fiscal years 2010 and 2009, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

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

Purchase Commitments

We have agreements with some of the nation’s largest food, paper, and beverage manufacturers in the industry. This enables us to provide our restaurants with high quality proprietary food products and non-food items at competitive prices. We source and negotiate prices directly with these suppliers and distribute these products to our restaurants primarily through a national network that consists of some of the nation’s largest independent distributors. These primary suppliers and independent distributors have parallel facilities and systems to minimize the risk of any disruption of our supply chain. We do not utilize a commissary system. Our inventory control system allows each restaurant to place orders electronically with our master distributor and then transmits the invoices electronically to our accounts payable system.

We have an agreement with Distribution Market Advantage, Inc. (“Distribution Marketing Advantage”) that provides us access to a national network of independent distributors. Under this agreement the independent distributors supply us with approximately 79% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers. This agreement was renegotiated and has been extended through December 2013.

We have a long-term beverage marketing agreement with the Coca-Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased. Effective January 1, 2010, the beverage marketing agreement with the Coca-Cola Company was amended to provide for additional products as well as higher marketing allowances based on purchases.

In October 2010, we entered into an agreement to purchase all contracted coffee products through a single supplier, Royal Cup Coffee, Inc. This agreement expires in October 2015.

Self-Insurance

We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. During fiscals 2010, 2009 and 2008, we did not exceed this pre-determined maximum. For our 2011 plan year, this pre-determined dollar amount is $2.1 million. Health insurance expense for fiscal years 2010, 2009 and 2008 was $1.4 million, $1.8 million and $1.9 million, respectively. The balance in the self-insurance reserve account was approximately $0.2 million at December 27, 2010 and $0.5 million at December 28, 2009.

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

13. Sale of Restaurants

On April 27, 2010, we completed the sale of thirteen restaurants and related assets in the Washington, D.C. market to Capitol C Restaurants LLC (“Capitol C”) for $8.35 million. The sale was made pursuant to an Asset Purchase and Sale Agreement dated April 27, 2010, by and among the Company, Cosi Sandwich Bar, Inc., a wholly-owned subsidiary of the Company, Capitol C and Capitol C Holdings LLC (“Holdings”), the parent company of Capitol C. The restaurants will be operated under franchise agreements between the Company and Capitol C, and Holdings has entered into a development agreement to open six additional Cosi restaurants in the District of Columbia area. Under the terms of the Asset Purchase and Sale Agreement, $6.4 million of the purchase price was paid in cash at closing and $1.35 million is payable to Cosi under a subordinated secured promissory note and will be paid in 120 weekly installments, commencing January 2011, based on a percentage of net sales, with a final balloon payment for the balance of the note due on May 2013. The balance of $0.6 million is being held in escrow and will be paid to Cosi if Capitol C achieves a certain sales target at any time during the three-year period following the closing date of the transaction. Disbursement from the escrow, either in full or in part, is based on a formula that compares then-current trailing twelve-month sales to a sales baseline and applies the resulting percentage to the escrow amount. The disbursement calculation can be applied up to three times at Cosi’s sole discretion over the three year period.

As a result of this sale, we disposed of approximately $3.0 million in net furniture, fixtures, equipment and leasehold improvements, and recognized a gain on the sale of assets of approximately $5.1 million during the second quarter of fiscal 2010, including approximately $0.3 million in unamortized landlord allowances and reversal of straight line rent expense. If the disbursement, either in full or in part, is made to us from the $0.6 million held in escrow, we will recognize an additional gain from the sale of these assets at that time. In addition, as a result of this sale, our cash position increased by $6.4 million, other non-current assets and current receivables increased by approximately $0.9 million and $0.35 million, respectively, due to the $1.35 million promissory note, which was discounted to its December 27, 2010 present value of approximately $1.25 million.

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

We assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 27, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have concluded that, as of December 27, 2010, the Company’s system of internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 27, 2010, to which this report relates, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.           OTHER INFORMATION

None.

PART III

Item 10.                            DIRECTORS,  EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our definitive proxy statement for our Annual Meeting of Stockholders expected to be held on May 17, 2011 (the “Proxy Statement”) and is incorporated herein by reference.

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

PART IV

Item 15.                            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements: The following consolidated financial statements are included in Item 8 herein:

Report of BDO USA, LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 27, 2010 and December 28, 2009

Consolidated Statements of Operations for the Fiscal Years Ended December 27, 2010, December 28, 2009 and December 29, 2008

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 27, 2010, December 28, 2009 and December 29, 2008

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 27, 2010, December 28, 2009 and December 29, 2008

Notes to Consolidated Financial Statements for the Fiscal Years Ended December 27, 2010, December 28, 2009 and December 29, 2008

(b) Exhibits: The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index, which is incorporated into this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSI, INC.

By:	/s/ WILIAM KOZIEL
William Koziel
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Date: March 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK DEMILIO	Chairman of the Board	March 28, 2011
Mark Demilio

/s/ JAMES F. HYATT	Chief Executive Officer, President and	March 28, 2011
James F. Hyatt	Director
(Principal Executive Officer)
Chief Financial Officer, Secretary and
/s/ WILLIAM E. KOZIEL	Treasurer	March 28, 2011
William E. Koziel	(Principal Financial Officer and
Principal Accounting Officer)

/s/ CREED L. FORD III	Director	March 28, 2011
Creed L. Ford III

/s/ ROBERT MERRITT	Director	March 28, 2011
Robert Merritt

/s/ MICHAEL O’DONNELL	Director	March 28, 2011
Michael O’Donnell

/s/ KARL S. OKAMOTO	Director	March 28, 2011
Karl S. Okamoto

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

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

4.5

Amendment No. 1 to Rights Agreement dated as of November 21, 2002, by and between Cosi, Inc. and American Stock Transfer and Trust Company, as rights agent (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).

4.6

Amendment dated as of January 6, 2010, to Rights Agreement dated as of November 21, 2002, between Cosi, Inc. and American Stock Transfer Company, as rights agent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 6, 2010).

10.1	Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (Filed as Exhibit C to the Company’s Proxy Statement on Schedule 14A filed on March 31, 2005, file #000-50052.

10.2	Cosi Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, file #333-86390).

10.3	Cosi Non-Employee Director Stock Incentive Plan (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, file #333-86390).

10.4	Cosi Sandwich Bar, Inc. Incentive Stock Option Plan (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, file #333-86390).

10.5.1	Terms of Employment between Cosi, Inc. and William E. Koziel, effective as of August 17, 2005 as described in the Company’s Current Report on Form 8-K (Filed on August 23, 2005).

10.5.2	Employment agreement, dated as of September 15, 2007 by and between the Company and James F. Hyatt (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 18, 2007).

10.5.3

General Separation and Release Agreement by and between the Company and Christopher Ames, dated August 26, 2008 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2008).

10.5.4

General Separation and Release Agreement by and between the Company and Christopher Carroll, dated August 26, 2008 (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2008).

10.5.5

Form of Indemnification Agreement, dated as of December 19, 2008 by and between the Directors and Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 18, 2008).

10.5.6

Change in Control Severance Agreement, dated as of December 18, 2008 by and between William Koziel and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).

10.5.7

Change in Control Severance Agreement, dated as of December 18, 2008 by and between Vicki Baue and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.5.8

Change in Control Severance Agreement, dated as of December 18, 2008 by and between Paul Bower and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).

10.5.9

Change in Control Severance Agreement, dated as of December 18, 2008 by and between Becky Iliff and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 18, 2008).

10.5.10

First Amendment to Employment Agreement, dated as of December 18, 2008 by and between the Company and James Hyatt (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated December 18, 2008).

10.5.11

Form of Purchase Agreement, dated as of September 28, 2009, for Jim Hyatt, Bill Koziel, Vicki Baue, Paul Bower, Becky Iliff, Maggie Martensen, Bob Merritt, Creed Ford, Mark Demilio, Karl Okamoto and Mike O’Donnell (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Commission File No. 333-162233)).

10.6.1	Foodservice Distribution Agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of November 1, 2005. (1)

10.6.2	Amendment to Foodservice Distribution agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of May 28, 2010.

10.7.1	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).

10.7.2	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).

10.8	Form of Senior Secured Note and Warrant Purchase Agreement (Filed as Exhibit 10.7 to the Company’s Registration on Form S-1, file #333-86390).

10.9	Securities Purchase Agreement dated as of April 27, 2004 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2004).

10.10	Form of Restricted Stock Award Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 6, 2005).

10.11

Asset Purchase and Sale Agreement, dated April 27, 2010, by and among Cosi, Inc., Cosi Sandwich Bar, Inc., Capitol C Holdings LLC and Capitol C Restaurants LLC. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 30, 2010)

16

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