Form 10-Q
period 2011-03-28
COSI INC
filed 2011-05-12
CIK 1171014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2011

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

Number of shares of Common Stock, $.01 par value, outstanding at May 6, 2011: 51,738,891

COSI, INC.

Index to Form 10-Q

For the three-month period ended March 28, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Cosi, Inc.

Consolidated Balance Sheets

As of March 28, 2011 and December 27, 2010

(dollars in thousands, except share and per share data)

	March 28,	December 27,
	2011	2010
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$9,284	$10,307
Accounts receivable, net	709	697
Notes receivable, current portion	574	506
Inventories	731	744
Prepaid expenses and other current assets	1,460	1,639
Total current assets	12,758	13,893

Furniture and fixtures, equipment and leasehold improvements, net	14,208	15,009
Notes receivable, net of current portion	1,057	1,195
Other assets	1,221	1,254
Total assets	$29,244	$31,351

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,080	$2,992
Accrued expenses	9,380	9,237
Deferred franchise revenue	61	61
Current portion of other long-term liabilities	435	545
Total current liabilities	12,956	12,835

Deferred franchise revenue	2,238	2,238
Other long-term liabilities, net of current portion	4,360	4,592
Total liabilities	19,554	19,665

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value; 100,000,000 shares authorized, 51,738,891 and 51,682,891 shares issued, respectively	517	517
Additional paid-in capital	283,532	283,388
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(273,161)	(271,021)
Total stockholders’ equity	9,690	11,686
Total liabilities and stockholders’ equity	$29,244	$31,351

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Operations

For the Three Month Periods Ended March 28, 2011 and March 29, 2010

(dollars in thousands, except share and per share data)

	Three Months Ended
	March 28,	March 29,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$23,005	$27,074
Franchise fees and royalties	704	525
Total revenues	23,709	27,599

Costs and expenses:
Cost of food and beverage	5,296	6,329
Restaurant labor and related benefits	8,742	10,664
Occupancy and other restaurant operating expenses	7,703	9,044
	21,741	26,037
General and administrative expenses	3,056	3,321
Depreciation and amortization	1,065	1,380
Closed store costs	21	—
Lease termination expense	17	1
Gain on sale of assets	(41)	(87)
Total costs and expenses	25,859	30,652
Operating loss	(2,150)	(3,053)

Other income (expense):
Interest expense	—	(1)
Other income	10	—

Net loss	$(2,140)	$(3,054)

Per Share Data:
Loss per share, basic and diluted	$(0.04)	$(0.06)

Weighted average shares outstanding:	51,254,279	48,982,134

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 28, 2011

(unaudited)

(dollars in thousands, except share data)

	Common Stock			Treasury Stock
			Additional
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, December 27, 2010	51,682,891	$517	$283,388	239,543	$(1,198)	$(271,021)	$11,686

Issuance of restricted stock, net of forfeitures	56,000	—	—				—
Stock-based compensation			144				144
Net loss						(2,140)	(2,140)
Balance, March 28, 2011	51,738,891	$517	$283,532	239,543	$(1,198)	$(273,161)	$9,690

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Cash Flows

For the Three Month Periods Ended March 28, 2011 and March 29, 2010

(dollars in thousands)

	March 28,	March 29,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,140)	$(3,054)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,065	1,380
Gain on sale of assets	(41)	(87)
Provision for bad debts	37	10
Stock-based compensation expense	144	237
Changes in operating assets and liabilities:
Accounts receivable	(49)	(117)
Notes receivable	70	4
Inventories	13	33
Prepaid expenses and other current assets	179	520
Other assets	8	20
Accounts payable and accrued expenses	224	(467)
Deferred franchise revenue	—	(60)
Lease termination reserve	(53)	(154)
Other long-term liabilities	(282)	(236)
Net cash used in operating activities	(825)	(1,971)

Cash flows from investing activities:
Capital expenditures	(264)	(122)
Proceeds from sale of assets	66	171
Net cash (used in) provided by investing activities	(198)	49

Cash flows from financing activities:
Proceeds from issuance of common stock	—	5,226
Common stock issuance costs	—	(331)
Net cash provided by financing activities	—	4,895

Net (decrease) increase in cash and cash equivalents	(1,023)	2,973
Cash and cash equivalents, beginning of period	10,307	4,079
Cash and cash equivalents, end of period	$9,284	$7,052

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$20	$115

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

The balance sheet at December 27, 2010 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three-month periods ended March 28, 2011 and March 29, 2010 are not indicative of the results for the full fiscal year.

Certain amounts in the March 29, 2010 consolidated statement of operations have been reclassified to conform to the March 28, 2011 presentation.

This Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 27, 2010, as filed with the Securities and Exchange Commission (“SEC”).

There have been no material changes to our significant accounting policies and estimates from the information provided in Note 1 of our consolidated financial statements included in our Form 10-K for the fiscal year ended December 27, 2010.

Note 2 — Stock-Based Compensation Expense

A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended
	(in thousands)
	March 28, 2011	March 29, 2010

Stock option compensation expense	$—	$1
Restricted stock compensation expense, net of forfeitures	144	236
Total non-cash, stock-based compensation expense, net of forfeitures	$144	$237

As of March 28, 2011, all compensation expense related to stock options granted under the Company’s various incentive plans have been recognized in full. As of March 28, 2011, there was approximately $0.5 million of

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

total unrecognized compensation expense related to restricted stock shares and units granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”). The expense related to these grants is being recognized on a straight-line basis from the date of each grant through fiscal 2015.

During the first quarter of fiscal 2011, pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 98,000 restricted stock shares and 100,000 restricted stock units to key employees. The vesting of these shares and stock units will occur as follows: (i) 20% of the stock shares and stock units vested on the grant date, and (ii) an additional 20% of the stock shares and stock units will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares and the stock units for the grants made during the first quarter of fiscal 2011, based on the closing price of our common stock on the date of the grants, was approximately $0.3 million. During the first quarter of fiscal 2010, we granted and issued 238,250 restricted stock shares and 200,000 restricted stock units to key employees. The value of these restricted stock shares and units, based on the closing price of our common stock on the date of the grants, was approximately $0.4 million.

Stock-based compensation expense, net of forfeitures, relating to grants for restricted stock shares and restricted stock units of approximately $0.1 million and $0.2 million is included in the accompanying consolidated statements of operations for the quarters ended March 28, 2011 and March 29, 2010, respectively.

During the first quarter of fiscals 2011 and 2010, 42,000 and 1,200 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.1 million and $0.01 million, respectively. The accompanying consolidated statements of operations for the three-month periods ended March 28, 2011 and March 29, 2010 reflects the reversal of approximately $0.02 and $0.01 million, respectively, of previously amortized costs related to these forfeited shares.

Note 3 — Earnings Per Share

Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. As of March 28, 2011 and March 29, 2010, there were, respectively, 190,800 and 247,600 unvested restricted shares of common stock outstanding and 447,342 and 590,521 out-of-the-money stock options to purchase shares of common stock. There were no in-the-money stock options as of the end of first quarter of fiscals 2011 and 2010. The unvested restricted shares meet the requirements for participating securities but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. The outstanding out-of-the-money stock options to purchase shares of common stock do not meet the requirements for participating securities and were not included in the computation of basic and diluted earnings per share. At March 28, 2011 and March 29, 2010, there were, respectively, 255,000 and 270,000 unvested restricted stock units. The unvested stock units do not meet the requirements for participating securities and were not included in the computation of basic and diluted earnings per share.

Note 4 — Asset impairments

In accordance with FASB Accounting Standards Codification Topic 360 (ASC Topic 360), Property, Plant & Equipment, we evaluate possible impairments at the individual restaurant level periodically and record an impairment loss whenever we determine impairment factors are present. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period.

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Restaurants are not considered for impairment during the period before they enter the comparable restaurant base, unless specific circumstances warrant otherwise.

We did not record any asset impairment charges during the first quarter of fiscals 2011 and 2010.

Note 5 - Lease Termination Costs

During the first quarter of fiscal 2011, we recorded a lease termination charge of approximately $0.02 million related to additional costs associated with our exercise of an option in the lease to surrender part of the office space at our Corporate Headquarters during the fourth quarter of 2010. During the first quarter of fiscal 2010 we incurred lease termination costs of less than $0.01 million.

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

Note 6 - Contingencies

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

As of December 27, 2010, we had net operating loss (“NOL”) carryforwards of approximately $193.9 million for U.S. federal income tax purposes. Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income, possibly reducing the amount of cash available to the corporation to satisfy its obligations. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period. We do not believe that the rights offering that we filed during our first quarter of fiscal 2010 has triggered an ownership change. In addition, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

We adopted ASC 740-10, Income Taxes, which prescribes a comprehensive financial statement model of how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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

Item 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended March 28, 2011 and March 29, 2010 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2010 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.

OVERVIEW

System wide restaurants:

	For the Three Months Ended
	March 28, 2011			March 29, 2010
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	83	59	142	99	46	145
New restaurants opened	—	—	—	—	—	—
Restaurants permanently closed	1	—	1	—	2	2
Restaurants at end of period	82	59	141	99	44	143

As of March 28, 2011, there were 82 Company-owned and 59 franchised premium convenience restaurants operating in 18 states, the District of Columbia, and the United Arab Emirates (UAE). During the first quarter of fiscal 2011, we closed one underperforming Company-owned restaurant in Oak Park, IL at the expiration of its lease. During the first quarter of fiscal 2010, we closed two franchised restaurants, one in Minnesota and one in the UAE.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during the first quarter of fiscal 2011.

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

Comparable Restaurant Sales

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during the period. At March 28, 2011 and March 29, 2010, there were 82 and 97 restaurants in our comparable restaurant base, respectively.

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

RESULTS OF OPERATIONS

Our operating results for the three-month periods ended March 28, 2011 and March 29, 2010, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended
	March 28,	March 29,
	2011	2010

Revenues:
Restaurant net sales	97.0%	98.1%
Franchise fees and royalties	3.0	1.9
Total revenues	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	23.0	23.4
Restaurant labor and related benefits (1)	38.0	39.4
Occupancy and other restaurant operating expenses (1)	33.5	33.4
	94.5	96.2
General and administrative expenses	12.9	12.0
Depreciation and amortization	4.5	5.0
Closed store costs	0.1	—
Lease termination expense	0.1	—
Gain on sale of assets	(0.2)	(0.3)
Total costs and expenses	109.1	111.1
Operating loss	(9.1)	(11.1)
Other income	0.1	—
Net loss	(9.0)%	(11.1)%

(1)          Expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues.

Restaurant Net Sales

	Restaurant net sales
	(in thousands)	as a % of total revenues
Quarter ended March 28, 2011	$23,005	97.0%
Quarter ended March 29, 2010	$27,074	98.1%

Restaurant net sales. Restaurant net sales decreased 15.0%, or approximately $4.1 million, during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. This was due primarily to the decrease of approximately $4.2 million, in net sales from the thirteen Company-owned restaurants in the District of Columbia sold to a franchisee during the second quarter of fiscal 2010 and a decrease of approximately $0.6 million in net sales related to Company-owned restaurants closed during and subsequent to the first quarter of fiscal 2010, partially offset by an increase in net sales in our comparable restaurant base of 3.0%, or approximately $0.7 million. For comparable restaurants, during the first quarter of fiscal 2011, our average guest check increased 1.5% and our transaction count increased 1.5% compared to the first quarter of fiscal 2010. The increase in average check was largely due to the price increase taken in the second quarter of 2010 as well as to higher catering sales in the first quarter of fiscal 2011 as compared to the prior year, partially offset by higher sales of breakfast items which historically have a lower average check than the rest of our menu items.

Franchise Fees and Royalties

	Franchise fees and royalties
	(in thousands)	as a % of total revenues
Quarter ended March 28, 2011	$704	3.0%
Quarter ended March 29, 2010	$525	1.9%

Franchise fees and royalties. Franchise fees and royalties increased 34.3%, or approximately $0.2 million, to approximately $0.7 million, in the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010, due primarily to approximately $0.2 million increase in royalties from the thirteen Company-owned restaurants in the District of Columbia sold to a franchisee during the second quarter of fiscal 2010.

Costs and Expenses

	Cost of food and beverage
	(in thousands)	as a % of restaurant net sales
Quarter ended March 28, 2011	$5,296	23.0%
Quarter ended March 29, 2010	$6,329	23.4%

Cost of food and beverage. The decrease in cost of food and beverage, as a percentage of restaurant net sales, during the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010, is due primarily to the favorable impact of the price increase taken at the end of the second quarter of fiscal 2010, the favorable impact of seasonal soup sold in the first quarter of 2011 as compared to the lobster bisque sold during the prior year first quarter and savings achieved on purchases of certain commodities, partially offset by the impact on total menu mix of an increase in sales of breakfast items which carry a higher cost of goods as a percentage of net sales when compared to items sold during our lunch and dinner day parts.

	Restaurant labor and related benefits
	(in thousands)	as a % of restaurant net sales
Quarter ended March 28, 2011	$8,742	38.0%
Quarter ended March 29, 2010	$10,664	39.4%

Restaurant labor and related benefits. The decrease in restaurant labor and related benefits, as a percentage of restaurant net sales, during the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010, is due primarily to the leveraging effect on labor of the increase in comparable net restaurant sales as well as the favorable impact on labor of the price increase taken at the end of the second quarter of fiscal 2010.

	Occupancy and other restaurant operating expenses
	(in thousands)	as a % of restaurant net sales
Quarter ended March 28, 2011	$7,703	33.5%
Quarter ended March 29, 2010	$9,044	33.4%

Occupancy and other restaurant operating expenses. The slight increase in occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, during the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010, is due primarily to an increase in paper and packaging costs resulting from a year over year increase in catering sales as a percentage of total sales as well as higher credit card fees, partially offset by lower costs for repairs and maintenance of the restaurants in the quarter, as compared to the prior year.

	General and administrative expenses
	(in thousands)	as a % of total revenues
Quarter ended March 28, 2011	$3,056	12.9%
Quarter ended March 30, 2010	$3,321	12.0%

General and administrative expenses. The decrease in general and administrative expenses of approximately $0.3 million during the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010, is due to lower occupancy costs at our corporate headquarter location resulting from a reduction of space in late 2010, lower legal related expenses when compared to the prior year quarter, and labor savings resulting from administrative workforce reductions that occurred during fiscal 2010.

	Depreciation and amortization
	(in thousands)	as a % of total revenues
Quarter ended March 28, 2011	$1,065	4.5%
Quarter ended March 29, 2010	$1,380	5.0%

Depreciation and amortization. The lower depreciation and amortization expense during the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010, is due primarily to the impact of impairments recorded during and subsequent to the first quarter of fiscal 2010 as well as the continued depreciation and amortization of our comparable restaurant base.

	Closed store costs
	(in thousands)	as a % of total revenues
Quarter ended March 28, 2011	$21	0.1%
Quarter ended March 29, 2010	$—	0.0%

Closed store costs. The closed store costs incurred during the first quarter of fiscal 2011 are related to the closing of one location at the expiration of its operating lease. We did not incur any closed store costs during the first quarter of fiscal 2010.

	Lease termination expense
	(in thousands)	as a % of total revenues
Quarter ended March 28, 2011	$17	0.1%
Quarter ended March 29, 2010	$1	0.0%

Lease termination expense. The lease termination charge during the first quarter of fiscal 2011 is related to additional costs associated with our exercise of an option in the lease to surrender part of the office space at our Corporate Headquarters during the fourth quarter of 2010. The lease termination charge during the first quarter of fiscal 2010 was immaterial.

	Gain on sale of assets
	(in thousands)	as a % of total revenues
Quarter ended March 28, 2011	$41	0.2%
Quarter ended March 29, 2010	$87	0.3%

Gain on Sale of Assets. The gain recognized during the first quarter of fiscals 2011 and 2010 is related to the sale of liquor licenses.

	Other income
	(in thousands)	as a % of total revenues
Quarter ended March 28, 2011	$10	0.1%
Quarter ended March 29, 2010	$—	0.0%

Other income: We recognized other income of approximately $0.01 million during the first quarter of fiscal 2011 related to the discounting of the long-term portion of a note receivable. We did not recognize other income during the first quarter of fiscal 2010.

	Net loss
	(in thousands)	as a % of total revenues
Quarter ended March 28, 2011	$(2,140)	(9.0)%
Quarter ended March 29, 2010	$(3,054)	(11.1)%

Net loss. The approximately $0.9 million decrease in our net loss during the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010, is due primarily to the improved restaurant operating margins resulting from the increase in net sales in our comparable restaurant base, the $0.3 million decrease in general and administrative expenses, the $0.3 million decrease in depreciation expense, and the higher franchise royalties from the sale of the thirteen Company-owned restaurants to a franchisee in the District of Columbia during the second quarter of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $9.3 million on March 28, 2011, compared with $10.3 million on December 27, 2010. We had negative working capital of ($0.2) million on March 28, 2011, compared with positive working capital of $1.1 million on December 27, 2010. The decrease in working capital as of the first quarter of fiscal 2011 is primarily due to the funding of the operating loss for the period. Our principal requirements for cash in 2011 will be for working capital needs and routine maintenance and remodels of selected existing restaurants.

Net cash used in operating activities during the three-month period ended March 28, 2011 was approximately $0.8 million, compared with $2.0 million of net cash used in operating activities in the three-month period ended March 29, 2010. The decrease in cash used in operating activities during the first quarter of fiscal 2011 was the result of a lower year-over-year operating loss net of depreciation expense and the timing of payments on certain insurance obligations.

Total cash used in investing activities during the first quarter of fiscal 2011 was approximately $0.2 million compared with net cash provided by investing activities of approximately $0.05 million during the first quarter of fiscal 2010. The year-over-year increase in cash used in investing activities is due to the higher capital expenditures primarily for remodels of existing Company-owned restaurants.

No cash was used in or provided by financing activities during the first quarter of fiscal 2011. Cash provided by financing activities of approximately $4.9 million during the first quarter of fiscal 2010 is from proceeds associated with the shareholder rights offering and the private placement of shares to our executive officers and outside directors.

We do not have any current plans to open additional Company-owned restaurants during fiscal 2011. However, we will continue to seek out and evaluate opportunities to develop new Company-owned locations in existing markets. We do expect to incur capital costs associated with remodeling and maintenance of existing Company-owned restaurants during the remainder of fiscal 2011. As we currently have no credit facility or available line of credit, we expect to fund any required restaurant remodeling and capital maintenance costs on existing Company-owned locations or required capital for new restaurant development, if any, from cash and cash equivalents on hand, expected cash flows generated by existing Company-owned restaurants, and expected franchise fees and royalties.

We believe that our current cash and cash equivalents and the expected cash flows from Company-owned restaurant operations and expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and remodeling and maintenance of existing restaurants for the next twelve months and for new Company-owned restaurant development, if any. Our conclusion is based on our expected performance for fiscal 2011 and includes a sensitivity analysis that projects varying levels of decline in consumer demand. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance and the potential impact the current economic environment may have on consumer spending. In analyzing our capital cash outlays during the first quarter of fiscals 2011 and 2010, 88.5% and 70.6%, respectively, of our capital expenditures were spent on remodels and repairs and maintenance associated with existing Company-owned restaurants.

If our Company-owned restaurants do not generate the cash flow levels that we expect, if new franchised restaurants do not open according to our expectations, if we do not generate the franchise fees and royalties that we currently expect, if we incur significant unanticipated cash requirements beyond our normal liquidity needs, or if we experience other unforeseen circumstances, then, in order to fund our cash requirements, we may have to cease new Company-owned restaurant development efforts and may have to effect further labor reductions in general and administrative support functions, seek to sell certain Company-owned locations to franchisees and/or other third parties, seek other sources of  financing or take other actions necessitated by the impact of such unanticipated circumstances.

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

We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of March 28, 2011:

	Payments Due by Period
	(in thousands)
			Due	Due	Due
	Total	Due	Fiscal 2012	Fiscal 2014	After
Description	Obligations	Fiscal 2011	to Fiscal 2013	to Fiscal 2015	Fiscal 2015

Long-term debt (1)	$25	$25	$—	$—	$—
Operating leases (2)	52,466	10,380	22,651	14,133	5,302
Other long-term liabilities (3)	519	409	110	—	—

Total contractual cash obligations	$53,010	$10,814	$22,761	$14,133	$5,302

(1)

Amounts shown include aggregate scheduled interest payments of $0.004 million. The pricipal amount of the debt, net of interest obligations, is included in the current portion of other long-term liabilities, in the attached consolidated balance sheets. This obligation is related to a trademark infringement settlement.

(2)

Amounts shown are net of an aggregate $0.5 million of sub-lease rental income due under non-cancelable subleases and include accrued contractual lease increases of approximately an aggregate $3.4 million, which are included in other long-term liabilities in the attached consolidated balance sheets.

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

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the respective leases from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in other liabilities in the accompanying consolidated balance sheets and totaled $3.4 million and $4.3 million as of the end of the first quarter of fiscals 2011 and 2010, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other liabilities in the accompanying consolidated balance sheets for the first quarter of fiscals 2011 and 2010 were landlord allowances of $0.8 million and $1.2 million, respectively.

As of March 28, 2011, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Other Assets” in the accompanying consolidated balance sheets.

In fiscal 2001, we entered into a settlement agreement involving a trademark dispute. The settlement agreement requires us to make annual payments of approximately $0.03 million through 2011. The estimated present value of those future payments is included in the current portion of other liabilities in the accompanying consolidated balance sheets.

During fiscal 2008, we entered into a settlement agreement involving a claim from a former employee. The settlement agreement required us to pay $0.3 million in an initial payment during the first quarter of fiscal 2009 and another $1.0 million in the aggregate in non-interest bearing monthly installments thereafter through 2012. The amount of this settlement is included in other liabilities in the accompanying consolidated balance sheets.

During fiscal 2009, we entered into a settlement agreement involving a customer claim alleging damages under the American with Disabilities Act with regard to access at our restaurants. The settlement requires us to pay $0.08 million in the aggregate in non-interest bearing quarterly installments commencing in fiscal 2010 through fiscal 2012. The amount of this settlement is included in other liabilities in the accompanying first quarter of 2011 balance sheet.

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

Self-Insurance

We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. During fiscals 2010 and 2009, we did not exceed this pre-determined maximum. For our 2011 plan year, this pre-determined dollar amount is $2.1 million. The balance in the self-insurance reserve account at March 28, 2011 and December 27, 2010 was approximately $0.3 million and $0.2 million, respectively.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including, without limitation, those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December, 27, 2010. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if our future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During the first quarter of fiscal 2011, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect during the first quarter of fiscal 2011 would not have resulted in a fluctuation of interest income. In the first quarter of fiscals 2011 and 2010, interest income was not material.

Foreign Currency Risk

As of first quarter of fiscal 2011, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

Item 1A:  RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in “Part I.  Item 1A.  Risk Factors” in our Annual Report on Form 10-K for our 2010 fiscal year could materially affect the Company’s business, financial condition or operating results. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the year ended December 27, 2010.

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

COSI, INC.

Date: May 12, 2011	By:	/s/ JAMES HYATT
James Hyatt
President,
Chief Executive Officer, and
Director

Date: May 12, 2011	By:	/s/ WILLIAM KOZIEL
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