Form 10-Q
period 2011-06-27
COSI INC
filed 2011-08-11
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2011

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of Common Stock, $.01 par value, outstanding as of August 09, 2011: 51,849,511.

COSI, INC.

Index to Form 10-Q

For the six-month period ended June 27, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Cosi, Inc.

Consolidated Balance Sheets

As of June 27, 2011 and December 27, 2010

(dollars in thousands)

	June 27, 2011	December 27, 2010
Assets
Current assets:
Cash and cash equivalents	$8,280	$10,307
Accounts receivable, net	767	697
Notes receivable, current portion	621	506
Inventories	732	744
Prepaid expenses and other current assets	1,013	1,639
Total current assets	11,413	13,893

Furniture and fixtures, equipment and leasehold improvements, net	13,513	15,009
Notes receivable, net of current portion	907	1,195
Other assets	1,211	1,254
Total assets	$27,044	$31,351

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,377	$2,992
Accrued expenses	7,742	9,237
Deferred franchise revenue	61	61
Current portion of other long-term liabilities	583	545
Total current liabilities	11,763	12,835

Deferred franchise revenue	2,238	2,238
Other long-term liabilities, net of current portion	3,880	4,592
Total liabilities	17,881	19,665

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value; 100,000,000 shares authorized, 51,849,511 and 51,682,891 shares issued, respectively	518	517
Additional paid-in capital	283,638	283,388
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(273,795)	(271,021)
Total stockholders’ equity	9,163	11,686
Total liabilities and stockholders’ equity	$27,044	$31,351

The accompanying notes are an intergral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Operations

For the Three and Six Month Periods Ended June 27, 2011 and June 28, 2010

(dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$26,113	$28,589	$49,118	$55,663
Franchise fees and royalties	784	1,034	1,488	1,558
Total revenues	26,897	29,623	50,606	57,221

Costs and expenses:
Cost of food and beverage	5,956	6,567	11,252	12,895
Restaurant labor and related benefits	9,016	10,631	17,757	21,295
Occupancy and other restaurant operating expenses	7,973	8,704	15,676	17,748
	22,945	25,902	44,685	51,938
General and administrative expenses	3,391	3,630	6,448	6,952
Depreciation and amortization	1,025	1,196	2,090	2,576
Provision for losses on asset impairments and disposals	155	212	155	212
Lease termination expense and closed store costs	27	11	65	12
Gain on sale of assets	—	(5,120)	(41)	(5,207)
Total costs and expenses	27,543	25,831	53,402	56,483

Operating (loss) income	(646)	3,792	(2,796)	738

Interest expense	(1)	(1)	(1)	(2)
Other income	13	2	23	3

Net (loss) income	$(634)	$3,793	$(2,774)	$739

Per Share Data:
(Loss) earnings per share:
Basic	$(0.01)	$0.07	$(0.05)	$0.01
Diluted	$(0.01)	$0.07	$(0.05)	$0.01

Weighted average shares outstanding:
Basic	51,359,889	51,108,465	51,307,084	50,045,292
Diluted	51,359,889	51,324,065	51,307,084	50,260,892

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 27, 2011

(unaudited)

(dollars in thousands, except share data)

	Common Stock			Treasury Stock
			Additional
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, December 27, 2010	51,682,891	$517	$283,388	239,543	$(1,198)	$(271,021)	$11,686

Issuance of restricted stock, net of forfeitures	56,000	—	—				—
Stock-based compensation	110,620	1	250				251
Net loss						(2,774)	(2,774)

Balance, June 27, 2011	51,849,511	$518	$283,638	239,543	$(1,198)	$(273,795)	$9,163

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Cash Flows

For the Six-Month Periods Ended June 27, 2011 and June 28, 2010

(dollars in thousands)

	June 27, 2011	June 28, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,774)	$739
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	2,090	2,576
Gain on sale of restaurants	—	(5,120)
Gain on sale of assets	(41)	(87)
Non-cash portion of asset impairments and disposals	155	212
Provision for bad debts	60	13
Stock-based compensation expense	252	363
Changes in operating assets and liabilities:
Accounts receivable	(130)	(158)
Notes receivable	173	9
Inventories	12	174
Prepaid expenses and other current assets	626	893
Other assets	18	42
Accounts payable and accrued expenses	(1,121)	(1,630)
Deferred franchise revenue	—	(308)
Lease termination accrual	73	(170)
Other liabilities	(737)	(463)
Net cash used in operating activities	(1,344)	(2,915)

Cash flows from investing activities:
Proceeds from sale of restaurants	—	6,400
Capital expenditures	(749)	(343)
Proceeds from sale of assets	66	171
Return of security deposits	—	48
Net cash (used in) provided by investing activities	(683)	6,276

Cash flows from financing activities:
Proceeds from issuance of common stock	—	5,168
Common stock issuance costs	—	(273)
Net cash provided by financing activities	—	4,895

Net (decrease) increase in cash and cash equivalents	(2,027)	8,256
Cash and cash equivalents, beginning of period	10,307	4,079
Cash and cash equivalents, end of period	$8,280	$12,335

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$55	$178

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

The results for the three and six-month periods ended June 27, 2011 and June 28, 2010 are not indicative of the results for the full fiscal year.

Certain amounts in the June 28, 2010 consolidated statement of cash flows have been reclassified to conform to the June 27, 2011 presentation.

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

Note 2 — Stock-Based Compensation Expense

A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended		For the Six Months Ended
	(in thousands)		(in thousands)
	June 27, 2011	June 28, 2010	June 27, 2011	June 28, 2010

Stock option compensation expense	$—	$—	$1	$1
Restricted stock compensation expense, net of forfeitures	108	125	251	362
Total non-cash, stock-based compensation expense, net of forfeitures	$108	$125	$252	$363

As of June 27, 2011 and June 28, 2010, all compensation expenses related to stock options granted under the Company’s various incentive plans have been recognized in full. In addition, as of June 27, 2011, there was approximately $0.4 million of total unrecognized compensation expense related to restricted stock shares and units granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”). The expense related to these grants is being recognized on a straight-line basis from the date of each grant through fiscal 2015.

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

In the six-month period ended June 27, 2011, pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 98,000 restricted stock shares and 100,000 restricted stock units to key employees. The vesting of these shares and stock units will occur as follows: (i) 20% of the stock shares and stock units vested on the grant date, and (ii) an additional 20% of the stock shares and stock units will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares and the stock units for the grants made in the six-month period ended June 27, 2011, based on the closing price of our common stock on the date of the grants, was approximately $0.3 million. In the six-month period ended June 28, 2010, we granted and issued 238,250 restricted stock shares and 200,000 restricted stock units of our authorized but unissued common stock to key employees. The value of the shares for the grants made during that period, based on the closing price of our common stock on the date of the grants, was approximately $0.4 million.

Stock-based compensation expense relating to restricted stock grants of approximately $0.1 million is included in the accompanying consolidated statement of operations for each of the quarters ended June 27, 2011 and June 28, 2010. For the six-month periods ended June 27, 2011 and June 28, 2010, stock-based compensation expense relating to restricted stock grants is $0.3 million and $0.4 million, respectively.

There were no forfeitures of restricted stock during the three-month period ended June 27, 2011. In the three-month period ended June 28, 2010, 20,200 shares of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.02 million. During the six-month periods ended June 27, 2011 and June 28, 2010, 42,000 and 21,400 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.1 million and $0.03 million, respectively, in the six-month periods ended June 27, 2011 and June 28, 2010. The accompanying consolidated statement of operations for the six-month periods ended June 27, 2011 and June 28, 2010 reflects the reversal of approximately $0.02 and $0.01 million, respectively, of previously amortized costs related to these forfeited shares.

In the three-month periods ended June 27, 2011 and June 28, 2010, we issued 110,620 and 152,440 shares, respectively, of our restricted common stock to members of the Board of Directors pursuant to the 2005 Plan. These shares had an aggregate value of approximately $0.1 million and vested upon issuance.

Note 3 — Earnings Per Share

	For the Three Months Ended		For the Six Months Ended
	(in thousands, except share data)		(in thousands, except share data)
	June 27, 2011	June 28, 2010	June 27, 2011	June 28, 2010
Net (loss) income	$(634)	$3,793	$(2,774)	$739
Shares:
Weighted average number of shares outstanding	51,359,889	51,108,465	51,307,084	50,045,292
Dilutive non-vested stock awards	—	215,600	—	215,600

Diluted weighted average number of shares outstanding	51,359,889	51,324,065	51,307,084	50,260,892

Basic earnings per share	$(0.01)	$0.07	$(0.05)	$0.01
Diluted earnings per share	$(0.01)	$0.07	$(0.05)	$0.01

Basic earnings per share is calculated by dividing the net income available to common shareholders by the weighted-average common shares outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

outstanding during each period. Potentially dilutive securities include unvested stock and common stock related to stock options. Diluted EPS considers the impact of potentially dilutive securities except in periods when there is a loss because the inclusion of these securities would have had an anti-dilutive effect. As of June 27, 2011 and June 28, 2010, there were, respectively, 188,800 and 215,600 unvested restricted shares of common stock outstanding and there were no stock options that were in-the-money. The unvested restricted shares of common stock meet the requirement for dilutive securities and were included in the computation of diluted EPS for the periods of net income but excluded for the periods of net loss. The out-of-the-money stock options to purchase 447,228 and 558,114 shares of common stock that were outstanding at June 27, 2011 and June 28, 2010, respectively, do not meet the requirements for participating securities and were not included in the computation of basic and diluted earnings per share. As of June 27, 2011 and June 28, 2010, there were 255,000 and 270,000, respectively, unvested restricted stock units. The unvested restricted stock units do not meet the requirements for participating securities and were not included in the computation of basic and diluted earnings per share.

In the three and six-month periods ended June 28, 2010, the effect on basic and diluted earnings per share attributable to the approximately $5.1 million gain from the sale of the thirteen restaurants to a franchisee in the District of Columbia was net income of $0.10 per basic and diluted common share in each of the periods. Excluding this gain from our net income, we would have realized a net loss per basic common weighted average share outstanding of $0.03 and $0.09 in the three and six-month periods ended June 28, 2010, respectively.

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

In the three and six-month periods ended June 27, 2011, we recorded an asset impairment charge of approximately $0.1 million related to one underperforming restaurant. We recorded an asset impairment charge of approximately $0.2 million related to two underperforming restaurants during the three and six-month periods ended June 28, 2010.

Note 5 — Lease Termination Costs

In the three and six-month periods ended June 27, 2011, we incurred lease termination costs of approximately $0.01 million and $0.03 million, respectively, related to the closing of two restaurant locations. In the three and six-month periods ended June 28, 2010, we recorded lease termination charges of approximately $0.01 million related to a subleased location.

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

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note 8 — New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact to the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a significant impact to the Company’s consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a significant impact on our consolidated financial statements upon adoption.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended June 27, 2011 and June 28, 2010 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2010 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.

OVERVIEW

System wide restaurants:

	For the Three Months Ended
	June 27, 2011			June 28, 2010
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	82	59	141	99	44	143
Company-owned sold to franchisee	—	—	—	13	13	—
New restaurants opened	—	—	—	—	1	1
Restaurants permanently closed	1	—	1	—	—	—
Restaurants at end of period	81	59	140	86	58	144

	For the Six Months Ended
	June 27, 2011			June 28, 2010
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	83	59	142	99	46	145
Company-owned sold to franchisee	—	—	—	13	13	—
New restaurants opened	—	—	—	—	1	1
Restaurants permanently closed	2	—	2		2	2
Restaurants at end of period	81	59	140	86	58	144

As of June 27, 2011, there were 81 Company-owned and 59 franchised premium convenience restaurants operating in 18 states, the District of Columbia, and the United Arab Emirates (“UAE”). During the six months ended June 27, 2011, we closed two Company-owned restaurants, one in Illinois and another one in New York. Subsequent to the second quarter of fiscal 2011, we closed one Company-owned restaurant in Michigan.

Our restaurants offer innovative, savory, made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi® flatbread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers. Our menu features high-quality sandwiches, freshly-tossed salads, breakfast wraps, Cosi® Squagels®, hot melts, flatbread pizzas, S’mores and other desserts, and a variety of coffees along with other soft drink beverages, bottled beverages including premium still and sparkling water, teas, alcoholic beverages, and other specialty coffees and beverages. Our restaurants offer lunch and afternoon coffee in a counter-service format, with most offering breakfast and/or dinner and dessert menus as well.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during the second quarter of fiscal 2011.

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

COMPARABLE RESTAURANT SALES

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during that period. As of June 27, 2011 and June 28, 2010, there were 81 and 85 restaurants in our comparable restaurant base, respectively.

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

RESULTS OF OPERATIONS

Our operating results for the three and six-month periods ended June 27, 2011 and June 28, 2010, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2011	June 28, 2010	June 27, 2011	June 28, 2010

Revenues:
Restaurant net sales	97.1%	96.5%	97.1%	97.3%
Franchise fees and royalties	2.9	3.5	2.9	2.7
Total revenue	100.0	100.0	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	22.8	23.0	22.9	23.2
Restaurant labor and related benefits (1)	34.5	37.2	36.2	38.3
Occupancy and other restaurant operating expenses (1)	30.5	30.4	31.9	31.9
	87.8	90.6	91.0	93.4
General and administrative expenses	12.6	12.3	12.7	12.1
Depreciation and amortization	3.8	4.0	4.1	4.5
Provision for losses on asset impairments and disposals	0.6	0.7	0.3	0.4
Lease termination expense and closed store costs	0.1	—	0.2	—
Gain on sale of assets	—	(17.3)	(0.1)	(9.1)
Total costs and expenses	102.4	87.2	105.5	98.7
Operating (loss) income	(2.4)	12.8	(5.5)	1.3
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income	—	—	—	—
Net (loss) income	(2.4)%	12.8%	(5.5)%	1.3%

(1)          These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues

Restaurant Net Sales

	Restaurant net sales
	(in thousands)	as a % of total revenues
Three months ended June 27, 2011	$26,113	97.1%
Three months ended June 28, 2010	$28,589	96.5%

	(in thousands)	as a % of total revenues
Six months ended June 27, 2011	$49,118	97.1%
Six months ended June 28, 2010	$55,663	97.3%

Restaurant net sales: Restaurant net sales decreased 8.7%, or approximately $2.5 million, in the three months ended June 27, 2011, as compared to the same period of fiscal 2010, due to an approximately $1.7 million decrease in net restaurant sales from the thirteen Company-owned restaurants sold to a franchisee during the second quarter of fiscal 2010, as well as an approximately $0.9 million decrease in net restaurant sales related to Company-owned restaurants closed during and after the second quarter of fiscal 2010, partially offset by approximately $0.1 million, or 0.5%, increase in net sales in our comparable restaurant base. The 0.5% increase in comparable restaurant net sales in the three months ended June 27, 2011 was comprised of 2.9% increase in average check price, partially offset by a 2.4% decrease in traffic.

In the six months ended June 27, 2011, restaurant net sales decreased 11.8%, or approximately $6.5 million, as compared to the six months ended June 28, 2010, due to a decrease of approximately $4.2 million in net restaurant sales from the thirteen Company-owned restaurants sold to a franchisee in the second quarter of fiscal 2010, a decrease of approximately $3.1 million in net sales related to Company-owned restaurants closed during and after the first quarter of 2010, partially offset by approximately $0.8 million, or 1.7%, increase in net sales in our comparable restaurant base. The 1.7% increase in comparable restaurant net sales in the six months ended June 27, 2011 was comprised of 2.3% increase in average check price, partially offset by 0.6% decrease in traffic.

Franchise Fees and Royalties

	Franchise fees and royalties
	(in thousands)	as a % of total revenues
Three months ended June 27, 2011	$784	2.9%
Three months ended June 28, 2010	$1,034	3.5%

	(in thousands)	as a % of total revenues
Six months ended June 27, 2011	$1,488	2.9%
Six months ended June 28, 2010	$1,558	2.7%

Franchise fees and royalties: In the three and six months ended June 27, 2011, franchise fees and royalties decreased by 24.2% and 4.5%, respectively, or approximately $0.3 million and $0.1 million, to approximately $0.8 million and $1.5 million, respectively, as compared to the three and six months ended June 28, 2010. The decrease is due primarily to the $0.3 million in franchise fees recognized during the second quarter of fiscal 2010 resulting from a cancelled area development agreement, partially offset by an increase in franchise royalties of 10.7% and 20.8%, respectively, or approximately $0.1 million and $0.3 million, in the three and six months ended June 27, 2011, as compared to the same periods in fiscal 2010. The increase in franchise royalties during the three and six months ended June 27, 2011 is primarily due to an increase of approximately $0.1 million and $0.2 million, respectively, in royalties from the thirteen Company-owned restaurants in the District of Columbia sold to a franchisee during the second quarter of fiscal 2010.

Costs and Expenses

	Cost of food and beverage
	(in thousands)	as a % of restaurant net sales
Three months ended June 27, 2011	$5,956	22.8%
Three months ended June 28, 2010	$6,567	23.0%

	(in thousands)	as a % of restaurant net sales
Six months ended June 27, 2011	$11,252	22.9%
Six months ended June 28, 2010	$12,895	23.2%

Cost of food and beverage: The decrease in cost of food and beverage, as a percentage of restaurant net sales, during the three and six-month periods ended June 27, 2011, as compared to the three and six-month periods ended June 28, 2010, is due primarily to the favorable impact of the price increase taken at the end of the second quarter of fiscal 2010, as well as the increase in catering sales which carry a more favorable cost of goods as a percentage of net sales relative to the entire menu mix, partially offset by inflation on some food items and the impact on total menu mix of an increase in sales of breakfast items which carry a higher cost of goods as a percentage of net sales when compared to items sold during our lunch and dinner day parts.

	Restaurant labor and related benefits
	(in thousands)	as a % of restaurant net sales
Three months ended June 27, 2011	$9,016	34.5%
Three months ended June 28, 2010	$10,631	37.2%

	(in thousands)	as a % of restaurant net sales
Six months ended June 27, 2011	$17,757	36.2%
Six months ended June 28, 2010	$21,295	38.3%

Restaurant labor and related benefits: The decrease in restaurant labor and related benefits as a percentage of restaurant net sales in the three months ended June 27, 2011, as compared to the same period of fiscal 2010, is due primarily to savings realized from better deployment of labor hours during peak and non-peak hours of operation, the favorable impact on labor of the price increase taken at the end of the second quarter of fiscal 2010, and savings on certain healthcare related benefits.

The decrease in restaurant labor and related benefits as a percentage of restaurant net sales in the six months ended June 27, 2011, as compared to the same period of fiscal 2010, is due primarily to the favorable impact on labor of the price increase taken at the end of the second quarter of fiscal 2010, savings realized from better deployment of labor hours during peak and non-peak hours of operation, and savings on certain healthcare related benefits.

	Occupancy and other restaurant operating expenses
	(in thousands)	as a % of restaurant net sales
Three months ended June 27, 2011	$7,973	30.5%
Three months ended June 28, 2010	$8,704	30.4%

	(in thousands)	as a % of restaurant net sales
Six months ended June 27, 2011	$15,676	31.9%
Six months ended June 28, 2010	$17,748	31.9%

Occupancy and other restaurant operating expenses: The increase in occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, in the three months ended June 27, 2011, as compared to the same periods of fiscal 2010, is due primarily to the reversals of tax and restaurant occupancy-related expense accruals during fiscal 2010 as a result of the sale of the thirteen Company-owned restaurants to a franchisee in the District of Columbia, partially offset by the lower costs for repairs and maintenance of the restaurants.

Occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, were comparable for the six-month periods ended June 27, 2011 and June 28, 2010.

	General and administrative expenses
	(in thousands)	as a % of total revenues
Three months ended June 27, 2011	$3,391	12.6%
Three months ended June 28, 2010	$3,630	12.3%

	(in thousands)	as a % of total revenues
Six months ended June 27, 2011	$6,448	12.7%
Six months ended June 28, 2010	$6,952	12.1%

General and administrative expenses: The decrease in general and administrative expenses in the three and six months ended June 27, 2011, as compared to the same periods of fiscal 2010, of approximately $0.2 million and $0.5 million, respectively, is due primarily to lower third-party professional fees, lower occupancy costs at our Corporate Headquarters resulting from a reduction of space in late 2010, labor savings resulting from administrative workforce reductions that occurred during fiscal 2010, and lower business travel-related expenses.

	Depreciation and amortization
	(in thousands)	as a % of total revenues
Three months ended June 27, 2011	$1,025	3.8%
Three months ended June 28, 2010	$1,196	4.0%

	(in thousands)	as a % of total revenues
Six months ended June 27, 2011	$2,090	4.1%
Six months ended June 28, 2010	$2,576	4.5%

Depreciation and amortization:  The decrease in depreciation and amortization expense in the three and six-month periods ended June 27, 2011, as compared to the same periods of fiscal 2010, is due primarily to the retirement of assets with approximately $3.0 million in book value as a result of the sale of the thirteen Company-owned restaurants in the District of Columbia to a franchisee during the second quarter of fiscal 2010, the impact of asset impairments recorded during and subsequent to the second quarter of fiscal 2010, and the continued depreciation and amortization of our comparable restaurant base.

	Provision for losses on asset impairments and disposals
	(in thousands)	as a % of total revenues
Three months ended June 27, 2011	$155	0.6%
Three months ended June 28, 2010	$212	0.7%

	(in thousands)	as a % of total revenues
Six months ended June 27, 2011	$155	0.3%
Six months ended June 28, 2010	$212	0.4%

Provision for losses on asset impairments and disposals:  In the three and six-month periods ended June 27, 2011, we recorded a provision for losses on asset impairments and disposals of approximately $0.2 million related to the closing of one Company-owned restaurant during the second quarter of fiscal 2011 and the impairment of the assets at one underperforming location. In the three and six-month periods ended June 28, 2010, we recorded an asset impairment charge of approximately $0.2 million related to two underperforming restaurants.

	Lease termination expense and closed store costs
	(in thousands)	as a % of total revenues
Three months ended June 27, 2011	$27	0.1%
Three months ended June 28, 2010	$11	0.0%

	(in thousands)	as a % of total revenues
Six months ended June 27, 2011	$65	0.2%
Six months ended June 28, 2010	$12	0.0%

Lease termination and closed store costs: The lease termination and closed store costs in the three and six months ended June 27, 2011 are related to additional costs associated with our exercise of an option in the lease to surrender part of the office space at our Corporate Headquarters during the fourth quarter of 2010 and one restaurant where we negotiated an early exit agreement with the landlord. The lease termination and closed store costs in the three and six months ended June 28, 2010 were not material.

	Gain on sale of assets
	(in thousands)	as a % of total revenues
Three months ended June 27, 2011	$—	—
Three months ended June 28, 2010	$5,120	17.3%

	(in thousands)	as a % of total revenues
Six months ended June 27, 2011	$41	0.1%
Six months ended June 28, 2010	$5,207	9.1%

Gain on sale of assets: The gain on sale of assets recognized in the six months ended June, 27 2011 is related to the sale of a liquor license. The gain on the sale of assets recognized in the three months ended June 28, 2010 of approximately $5.1 million was due to the sale of the thirteen Company-owned restaurants in the District of Columbia to a franchisee. An additional gain of $0.1 million was recognized in the six months ended June 28, 2010 related to the sale of a liquor license.

	Other income
	(in thousands)	as a % of total revenues
Three months ended June 27, 2011	$13	0.0%
Three months ended June 28, 2010	$2	0.0%

	(in thousands)	as a % of total revenues
Six months ended June 27, 2011	$23	0.0%
Six months ended June 28, 2010	$3	0.0%

Other income: We recognized other income of approximately $0.01 million and $0.02 million in the three and six months ended June 27, 2011 related to the discounting of the long-term portion of a note receivable. Other income recognized during the first and second quarter of fiscal 2010 was not material.

	Net (loss) income
	(in thousands)	as a % of total revenues
Three months ended June 27, 2011	$(634)	(2.4)%
Three months ended June 28, 2010	$3,793	12.8%

	(in thousands)	as a % of total revenues
Six months ended June 27, 2011	$(2,774)	(5.5)%
Six months ended June 28, 2010	$739	1.3%

Net income (loss): The net loss in the three and six months ended June 27, 2011 of approximately $0.6 million and $2.8 million, respectively, decreased compared to the net loss during the three and six months ended June 28, 2010, net of the gain on the sale of assets from the thirteen Company-owned restaurants in the District of Columbia to a franchisee during fiscal 2010, primarily due to improved restaurant operating margins resulting from the increase in net sales in our comparable restaurant base, the decrease of approximately $0.2 million and $0.5 million, respectively, in general and administrative expenses, the decrease of approximately $0.2 million and $0.5 million, respectively, in depreciation expense, the lower costs for repairs and maintenance of the restaurants, and the higher franchise royalties from the sale of the thirteen Company-owned restaurants in the District of Columbia to a franchisee.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $8.3 million on June 27, 2011, compared to $10.3 million on December 27, 2010. We had negative working capital of approximately $0.4 million on June 27, 2011, compared to positive working capital of $1.1 million on December 27, 2010. The decrease in working capital as of June 27, 2011 is primarily due to the funding of the operating loss for the six-month period ended June 27, 2011. Our principal requirements for cash in the remainder of 2011 will be for working capital needs and routine maintenance of our existing restaurants.

Net cash used in operating activities in the six-month period ended June 27, 2011 was approximately $1.3 million, compared to $2.9 million of net cash used in operating activities in the six-month period ended June 28, 2010. The decrease in net cash used in operating activities in the first six months of fiscal 2011 was primarily the result of funding a lower year-over-year operating loss, net of depreciation expense and the gain from the sale of the thirteen Company-owned restaurants in the District of Columbia to a franchisee during fiscal 2010, as well as the timing of payments on certain insurance and tax obligations in fiscal 2010.

The cash used in investing activities in the six-month period ended June 27, 2011 was approximately $0.7 million compared with net cash provided by investing activities of approximately $6.3 million during the first six months of fiscal 2010. The year-over-year increase in cash used in investing activities, net of the proceeds from the sale of the thirteen Company-owned restaurants in the District of Columbia to a franchisee during fiscal 2010, is primarily due to the higher capital expenditures during the first six months of fiscal 2011 for improvements at several Company-owned restaurants.

No cash was used in or provided by financing activities in the six months ended June 27, 2011. The cash provided by financing activities in the six-month period ended June 28, 2010 of approximately $4.9 million was from proceeds associated with the shareholder rights offering and the private placement of shares to our executive officers and outside directors completed in January 2010.

We do not have any current plans to open additional Company-owned restaurants during fiscal 2011. However, we will continue to seek out and evaluate opportunities to develop new Company-owned locations in existing markets. We do expect to incur capital costs associated with improvements and maintenance of existing Company-owned restaurants during the remainder of fiscal 2011. As we currently have no credit facility or available line of credit, we expect to fund any required restaurant remodeling and capital maintenance costs on existing Company-owned locations or required capital for new restaurant development, if any, from cash and cash equivalents on hand, expected cash flows generated by existing Company-owned restaurants, and expected franchise fees and royalties.

We believe that our current cash and cash equivalents and the expected cash flows from Company-owned restaurant operations and expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and remodeling and maintenance of existing restaurants for the next twelve months and for new Company-owned restaurant development, if any. Our conclusion is based on our expected performance for fiscal 2011 and includes a sensitivity analysis that projects varying levels of decline in consumer demand. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance and the potential impact the current economic environment may have on consumer spending. In analyzing our capital cash outlays during the first six months of fiscals 2011 and 2010, 79.0% and 72.3%, respectively, of our capital expenditures were spent on improvements and repairs and maintenance associated with existing Company-owned restaurants.

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

We have entered into agreements that create contractual obligations.  These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of June 27, 2011:

	Payments Due by Period (in thousands)
			Due	Due	Due
	Total	Due	Fiscal 2012	Fiscal 2014	After
Description	Obligations	Fiscal 2011	to Fiscal 2013	to Fiscal 2015	Fiscal 2015

Long-term debt (1)	$25	$25	$—	$—	$—
Operating leases (2)	47,814	6,818	22,375	13,887	4,734
Other long-term liabilities (3)	575	466	109	—	—

Total contractual cash obligations	$48,414	$7,309	$22,484	$13,887	$4,734

(1)   Amounts shown include aggregate scheduled interest payments of $0.002 million. The pricipal amount of the debt, net of interest obligations, is included in the other long-term liabilities, in the attached consolidated balance sheets. This obligation is related to a trademark infringement settlement.

(2)   Amounts shown are net of an aggregate $0.5 million of sub-lease rental income due under non-cancelable subleases and include aggregate accrued contractual lease increases of approximately $3.0 million, which are included in other long-term liabilities in the attached consolidated balance sheets.

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

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the respective lease from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in other liabilities in the accompanying consolidated balance sheets and totaled $3.0 million and $4.0 million as of June 27, 2011 and June 28, 2010, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other long-term liabilities in the accompanying consolidated balance sheets as of June 27, 2011 and June 28, 2010 were landlord allowances of approximately $0.8 million and $1.0 million, respectively.

As of June 27, 2011, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Intangibles, Security Deposits and Other Assets” in the accompanying consolidated balance sheets.

During fiscal 2008, we entered into a settlement agreement involving a claim from a former employee. The settlement agreement required us to pay $0.3 million in an initial payment during the first quarter of fiscal 2009 and another $1.0 million in the aggregate in non-interest bearing monthly installments thereafter through 2012. The amount of this settlement is included in other liabilities in the accompanying consolidated balance sheets and its balance as of June 27, 2011 is approximately $0.3 million.

During fiscal 2009, we entered into a settlement agreement involving a customer claim alleging damages under the Americans with Disabilities Act with regard to access at our restaurants. The settlement requires us to pay $0.08 million in the aggregate in non-interest bearing quarterly installments commencing in fiscal 2010 through fiscal 2012. The amount of this settlement is included in other liabilities in the accompanying first quarter of 2011 balance sheet and its balance as of June 27, 2011 is approximately $0.04 million.

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

Self-Insurance

We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. During fiscals 2010 and 2009, we did not exceed this pre-determined maximum. For our 2011 plan year, this pre-determined dollar amount is $2.1 million. The balance in the self-insurance reserve account at June 27, 2011 and December 27, 2010 was approximately $0.2 million.

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

•              our ability to obtain additional capital and financing on acceptable terms;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During the second quarter of fiscal 2011, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect during the second quarter of fiscal 2011 would not have resulted in a fluctuation of interest income. In the second quarter of fiscals 2011 and 2010, interest income was not material.

Foreign Currency Risk

As of the second quarter of fiscal 2011, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

101

The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of June 27, 2011 and December 27, 2010, (ii) Consolidated Statements of Operations for the three and six-months ended June 27, 2011 and June 28, 2010, (iii) Consolidated Statements of Cash Flows for the six-months ended June 27, 2011 and June 28, 2010; and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: August 11, 2011	By: /s/ JAMES HYATT
James Hyatt
President,
Chief Executive Officer, and
Director

Date: August 11, 2011	By: /s/ WILLIAM KOZIEL
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

101

The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of June 27, 2011 and December 27, 2010, (ii) Consolidated Statements of Operations for the three and six-months ended June 27, 2011 and June 28, 2010, (iii) Consolidated Statements of Cash Flows for the six-months ended June 27, 2011 and June 28, 2010; and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.