Form 10-Q
period 2011-09-26
COSI INC
filed 2011-11-10
CIK 1171014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2011

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

Number of shares of Common Stock, $.01 par value, outstanding as of November 8, 2011: 51,849,511

COSI, INC.

Index to Form 10-Q

For the nine-month period ended September 26, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Cosi, Inc.

Consolidated Balance Sheets

As of September 26, 2011 and December 27, 2010

(dollars in thousands)

	September 26, 2011	December 27, 2010
Assets
Current assets:
Cash and cash equivalents	$8,106	$10,307
Accounts receivable, net	688	697
Notes receivable, current portion	571	506
Inventories	726	744
Prepaid expenses and other current assets	599	1,639
Total current assets	10,690	13,893

Furniture and fixtures, equipment and leasehold improvements, net	12,998	15,009
Notes receivable, net of current portion	865	1,195
Other assets	1,131	1,254
Total assets	$25,684	$31,351

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,343	$2,992
Accrued expenses	8,397	9,237
Deferred franchise revenue	61	61
Current portion of other long-term liabilities	377	545
Total current liabilities	12,178	12,835

Deferred franchise revenue	2,150	2,238
Other long-term liabilities, net of current portion	3,616	4,592
Total liabilities	17,944	19,665

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value; 100,000,000 shares authorized, 51,849,511 and 51,682,891 shares issued, respectively	518	517
Additional paid-in capital	283,706	283,388
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(275,286)	(271,021)
Total stockholders’ equity	7,740	11,686
Total liabilities and stockholders’ equity	$25,684	$31,351

The accompanying notes are an intergral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Operations

For the Three and Nine Month Periods Ended September 26, 2011 and September 27, 2010

(dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$24,468	$26,341	$73,586	$82,004
Franchise fees and royalties	868	782	2,356	2,340
Total revenues	25,336	27,123	75,942	84,344

Costs and expenses:
Cost of food and beverage	5,761	5,835	17,013	18,730
Restaurant labor and related benefits	8,957	9,684	26,714	30,979
Occupancy and other restaurant operating expenses	7,777	8,257	23,453	26,005
	22,495	23,776	67,180	75,714
General and administrative expenses	3,311	3,156	9,759	10,108
Depreciation and amortization	1,090	1,096	3,180	3,672
Provision for losses on asset impairments and disposals	44	88	199	300
Lease termination expense and closed store costs	5	172	70	184
Gain on sale of assets	(108)	(59)	(149)	(5,266)
Total costs and expenses	26,837	28,229	80,239	84,712

Operating loss	(1,501)	(1,106)	(4,297)	(368)

Interest income	—	1	—	1
Interest expense	—	(1)	(1)	(3)
Other income	10	10	33	13

Net loss	$(1,491)	$(1,096)	$(4,265)	$(357)

Per Share Data:
Loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.08)	$(0.01)

Weighted average shares outstanding:	51,421,168	51,228,298	51,345,112	50,439,627

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 26, 2011

(unaudited)

(dollars in thousands, except share data)

	Common Stock			Treasury Stock
			Additional
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, December 27, 2010	51,682,891	$517	$283,388	239,543	$(1,198)	$(271,021)	$11,686

Issuance of restricted stock, net of forfeitures	56,000	—	—				—
Stock-based compensation	110,620	1	318				319
Net loss						(4,265)	(4,265)

Balance, September 26, 2011	51,849,511	$518	$283,706	239,543	$(1,198)	$(275,286)	$7,740

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Cash Flows

For the Nine-Month Periods Ended September 26, 2011 and September 27, 2010

(dollars in thousands)

	September 26, 2011	September 27, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,265)	$(357)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,180	3,672
Gain on sale of restaurants	—	(5,120)
Gain on sale of assets	(149)	(146)
Non-cash portion of asset impairments and disposals	199	300
Provision for bad debts	76	13
Stock-based compensation expense	319	488
Changes in operating assets and liabilities:
Accounts receivable	(67)	(222)
Notes receivable	265	(256)
Inventories	17	185
Prepaid expenses and other current assets	1,040	1,392
Other assets	28	303
Accounts payable and accrued expenses	(524)	(2,489)
Deferred franchise revenue	(88)	(308)
Lease termination accrual	(111)	127
Other liabilities	(997)	(882)
Net cash used in operating activities	(1,077)	(3,300)

Cash flows from investing activities:
Proceeds from sale of restaurants	—	6,400
Capital expenditures	(1,368)	(806)
Proceeds from sale of assets	244	184
Return of security deposits	—	48
Net cash (used in) provided by investing activities	(1,124)	5,826

Cash flows from financing activities:
Proceeds from issuance of common stock	—	5,168
Common stock issuance costs	—	(273)
Net cash provided by financing activities	—	4,895

Net (decrease) increase in cash and cash equivalents	(2,201)	7,421
Cash and cash equivalents, beginning of period	10,307	4,079
Cash and cash equivalents, end of period	$8,106	$11,500

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$55	$201

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

The results for the three and nine-month periods ended September 26, 2011 and September 27, 2010 are not indicative of the results for the full fiscal year.

Certain amounts in the September 27, 2010 consolidated statement of cash flows have been reclassified to conform to the September 26, 2011 presentation.

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

Note 2 — Stock-Based Compensation Expense

A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended		For the Nine Months Ended
	(in thousands)		(in thousands)
	September 26, 2011	September 27, 2010	September 26, 2011	September 27, 2010

Stock option compensation expense	$—	$—	$—	$1
Restricted stock compensation expense, net of forfeitures	68	125	319	487
Total non-cash, stock-based compensation expense, net of forfeitures	$68	$125	$319	$488

As of September 26, 2011, all compensation expense related to stock options granted under the Company’s various incentive plans have been recognized in full. In addition, as of September 26, 2011, there was approximately $0.2 million of total unrecognized compensation expense related to restricted stock shares granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”). The expense related to these grants is being recognized on a straight-line basis from the date of each grant through fiscal 2015.

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

In the nine-month period ended September 26, 2011, pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 98,000 restricted stock shares and 100,000 restricted stock units to key employees. The vesting of these shares and stock units will occur as follows: (i) 20% of the stock shares and stock units vested on the grant date, and (ii) an additional 20% of the stock shares and stock units will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares and the stock units for the grants made in the nine-month period ended September 26, 2011, based on the closing price of our common stock on the date of the grants, was approximately $0.3 million. In the nine-month period ended September 27, 2010, we granted and issued 238,250 restricted stock shares and 200,000 restricted stock units of our authorized but unissued common stock to key employees. The value of the shares and the stock units for the grants made during that period, based on the closing price of our common stock on the date of the grants, was approximately $0.4 million. No restricted shares or stock units were issued during the three months ended September 26, 2011 and September 27, 2010.

In the three-month period ended September 26, 2011, 200,000 shares of previously issued restricted stock units were forfeited. The value of the forfeited stock units, based on the closing price of our common stock on the date of the grants, was approximately $0.2 million. During the third quarter of fiscal 2010, the value of the forfeited restricted shares of common stock was immaterial. During the nine-month periods ended September 26, 2011 and September 27, 2010, 42,000 and 21,950 shares, respectively, of previously issued restricted stock shares were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.02 million and $0.03 million in the nine-month periods ended September 26, 2011 and September 27, 2010, respectively. The accompanying consolidated statements of operations for the nine-month periods ended September 26, 2011 and September 27, 2010 reflects the reversal of approximately $0.06 million and $0.01 million, in each nine-month period, of previously amortized costs related to forfeited shares and units of common stock.

On September 23, 2011, James Hyatt resigned as the Company’s Chief Executive Officer, President, and Director. As a result of his resignation, Mr. Hyatt forfeited 200,000 shares of previously issued restricted stock units, as noted in the preceding paragraph. The value of these stock units, based on the closing price of our common stock on the date of each of the grants, was approximately $0.2 million. Of the previously amortized stock compensation costs reversed during the third quarter of fiscal 2011, the entire amount of approximately $0.03 million was related to Mr. Hyatt’s forfeitures

In the nine-month periods ended September 26, 2011 and September 27, 2010, we issued 110,620 and 152,440 shares, respectively, of our restricted stock shares to members of the Board of Directors pursuant to the 2005 Plan. These shares had an aggregate value of approximately $0.1 million at the time of issuance in both years and vested upon issuance.

Stock-based compensation expense relating to restricted stock grants of approximately $0.1 million is included in the accompanying consolidated statement of operations for each of the quarters ended September 26, 2011 and September 27, 2010. For the nine-month periods ended September 26, 2011 and September 27, 2010, stock-based compensation expense relating to restricted stock grants is $0.3 million and $0.4 million, respectively.

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note 3 — Earnings Per Share

	For the Three Months Ended		For the Nine Months Ended
	(net loss in thousands)		(net loss in thousands)
	September 26, 2011	September 27, 2010	September 26, 2011	September 27, 2010
Net loss	$(1,491)	$(1,096)	$(4,265)	$(357)
Shares:
Weighted average number of shares outstanding	51,421,168	51,228,298	51,345,112	50,439,627

Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.08)	$(0.01)

Basic and diluted loss per common share is calculated by dividing the net loss by the weighted-average common shares outstanding during each period. As of September 26, 2011 and September 27, 2010, there were, respectively, 188,800 and 215,050 unvested restricted shares of common stock outstanding and 447,228 and 548,312 out-of-the-money stock options to purchase shares of common stock. There were no in-the-money stock options as of September 26, 2011 and September 27, 2010. The unvested restricted shares of common stock meet the requirements for participating securities but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. The outstanding out-of-the-money stock options to purchase shares of common stock at September 26, 2011 and September 27, 2010 do not meet the requirements for participating securities and were not included in the computation of basic and diluted earnings per share.

In the nine months ended September 27, 2010, the effect on basic and diluted earnings per share attributable to the approximately $5.1 million gain from the sale of the thirteen restaurants to a franchisee in the District of Columbia was net income of $0.10 per basic and diluted common share. Excluding this gain from our net loss, we would have realized a net loss per basic common weighted average share outstanding of ($0.11) in the nine months ended September 27, 2010.

Note 4 — Asset Impairments

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 360 (ASC Topic 360), Property, Plant & Equipment, we evaluate possible impairments at the individual restaurant level periodically and record an impairment loss whenever we determine impairment factors are present. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period.

Restaurants are not considered for impairment during the period before they enter the comparable restaurant base, unless specific circumstances warrant otherwise.

We did not record any asset impairments in the three months ended September 26, 2011. The impairment charge in the nine months ended September 26, 2011 relates to one underperforming restaurant. In the three months ended September 27, 2010, we recorded an asset impairment charge of approximately $0.1 million related to maintenance capital expenditures for previously impaired restaurants. In the nine months ended September 27, 2010, we recorded an asset impairment charge of approximately $0.3 million related to two underperforming restaurants.

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note 5 — Lease Termination Costs

In the nine-month periods ended September 26, 2011 and September 27, 2010, we incurred lease termination costs of approximately $0.02 million, in each of the periods, related to the closing of two restaurants.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On August 23, 2011, Cosi, Inc. (the “Company”) received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share required for continued inclusion on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). The notification letter states that the Company will be afforded 180 calendar days, or until February 21, 2012, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. The Company intends to actively monitor the bid price for its common stock between now and February 21, 2012, and will consider all available options to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement.

Additionally, on August 24, 2011, the Company received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the market value of the Company’s listed securities (“MVLS”) had closed below the minimum $50,000,000 required for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A). The notification letter states that the Company will be afforded 180 calendar days, or until February 21, 2012, to regain compliance with the minimum MVLS requirement. In order to regain compliance, the Company must maintain a minimum MVLS of at least $50,000,000 for a minimum of ten consecutive business days. The Company intends to actively monitor its MVLS between now and February 21, 2012, and will consider all available options to resolve the deficiency and regain compliance with the Nasdaq minimum MVLS requirement.

Other Events

On September 23, 2011, James Hyatt resigned as the Company’s Chief Executive Officer, President and Director. The Board of Directors appointed Mark Demilio, the Company’s current Chairman of the Board, as Interim Chief Executive Officer of the Company until a successor for Mr. Hyatt is identified. The Board of Directors has created a search committee to select and appoint a permanent Chief Executive Officer and President.

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

Note 8 — New Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact to the Company’s consolidated financial position or results of operations.

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

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a significant impact to the Company’s consolidated financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The adoption of ASU 2011-08 did not have a significant impact to the Company’s consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a significant impact on our consolidated financial statements upon adoption.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended September 26, 2011 and September 27, 2010 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2010 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.

OVERVIEW

System-wide restaurants:

	For the Three Months Ended
	September 26, 2011			September 27, 2010
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	81	59	140	86	58	144
New restaurants opened	—	—	—	—	1	1
Restaurants permanently closed	1	1	2	1	—	1
Restaurants at end of period	80	58	138	85	59	144

	For the Nine Months Ended
	September 26, 2011			September 27, 2010
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	83	59	142	99	46	145
Company-owned sold to franchisee			—	13	13	—
New restaurants opened			—	—	2	2
Restaurants permanently closed	3	1	4	1	2	3
Restaurants at end of period	80	58	138	85	59	144

As of September 26, 2011, there were 80 Company-owned and 58 franchised premium convenience restaurants operating in 17 states, the District of Columbia, and the United Arab Emirates (“UAE”). During the three months ended September 26, 2011, we closed one Company-owned restaurant in Meadowbrook, Michigan at the end of its operating lease and one franchised restaurant in Florida closed. During the nine months ended September 26, 2011, we closed three Company-owned restaurants, one in Illinois, New York and Michigan. Subsequent to the end of the third quarter of 2011, one franchised restaurant in Normal, IL closed.

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

Recent Developments

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On August 23, 2011, Cosi, Inc. (the “Company”) received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share required for continued inclusion on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). The notification letter states that the Company will be afforded 180 calendar days, or until February 21, 2012, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. The Company intends to actively monitor the bid price for its common stock between now and February 21, 2012, and will consider all available options to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement.

Additionally, on August 24, 2011, the Company received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the market value of the Company’s listed securities (“MVLS”) had closed below the minimum $50,000,000 required for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A). The notification letter states that the Company will be afforded 180 calendar days, or until February 21, 2012, to regain compliance with the minimum MVLS requirement. In order to regain compliance, the Company must maintain a minimum MVLS of at least $50,000,000 for a minimum of ten consecutive business days. The Company intends to actively monitor its MVLS between now and February 21, 2012, and will consider all available options to resolve the deficiency and regain compliance with the Nasdaq minimum MVLS requirement.

Other Events

On September 23, 2011, James Hyatt resigned as the Company’s Chief Executive Officer, President and Director. The Board of Directors appointed Mark Demilio, the Company’s current Chairman of the Board, as Interim Chief Executive Officer of the Company until a successor for Mr. Hyatt is identified. The Board of Directors has created a search committee to select and appoint a permanent Chief Executive Officer and President.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during the third quarter of fiscal 2011.

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

COMPARABLE RESTAURANT SALES

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during that period. As of September 26, 2011 and September 27, 2010, there were 80 and 84 restaurants in our comparable restaurant base, respectively.

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

RESULTS OF OPERATIONS

Our operating results for the three and nine-month periods ended September 26, 2011 and September 27, 2010, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2011	September 27, 2010	September 26, 2011	September 27, 2010

Revenues:
Restaurant net sales	96.6%	97.1%	96.9%	97.2%
Franchise fees and royalties	3.4	2.9	3.1	2.8
Total revenues	100.0	100.0	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	23.5	22.2	23.1	22.8
Restaurant labor and related benefits (1)	36.6	36.8	36.3	37.8
Occupancy and other restaurant operating expenses (1)	31.8	31.3	31.9	31.7
	91.9	90.3	91.3	92.3
General and administrative expenses	13.1	11.6	12.9	12.0
Depreciation and amortization	4.3	4.0	4.2	4.4
Provision for losses on asset impairments and disposals	0.2	0.3	0.3	0.4
Lease termination expense and closed store costs	—	0.6	—	0.2
Gain on sale of assets	(0.4)	(0.2)	(0.2)	(6.2)
Total costs and expenses	105.9	104.0	105.7	100.4
Operating loss	(5.9)	(4.0)	(5.7)	(0.4)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income	—	—	0.1	—
Net loss	(5.9)%	(4.0)%	(5.6)%	(0.4)%

(1)          These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues

Restaurant Net Sales

	Restaurant net sales
	(in thousands)	as a % of total revenues
Three months ended September 26, 2011	$24,468	96.6%
Three months ended September 27, 2010	$26,341	97.1%

	(in thousands)	as a % of total revenues
Nine months ended September 26, 2011	$73,586	96.9%
Nine months ended September 27, 2010	$82,004	97.2%

Restaurant net sales.  Restaurant net sales decreased 7.1%, or approximately $1.9 million, in the three months ended September 26, 2011, as compared to the same period of fiscal 2010, due to an approximately $1.1 million decrease in net restaurant sales related to Company-owned restaurants closed during and after the third quarter of fiscal 2010, as well as an approximately $0.8 million, or 3.0%, decrease in net sales in our comparable restaurant base. The decrease in comparable restaurant net sales in the three months ended September 26, 2011 resulted entirely from a decrease in traffic.

In the nine months ended September 26, 2011, restaurant net sales decreased 10.3%, or approximately $8.4 million, as compared to the nine months ended September 27, 2010, due to a decrease of approximately $4.2 million in net restaurant sales from the thirteen Company-owned restaurants sold to a franchisee in the second quarter of fiscal 2010 and a decrease of approximately $4.2 million in net sales related to Company-owned restaurants closed during and subsequent to the first quarter of 2010.

Franchise Fees and Royalties

	Franchise fees and royalties
	(in thousands)	as a % of total revenues
Three months ended September 26, 2011	$868	3.4%
Three months ended September 27, 2010	$782	2.9%

	(in thousands)	as a % of total revenues
Nine months ended September 26, 2011	$2,356	3.1%
Nine months ended September 27, 2010	$2,340	2.8%

Franchise fees and royalties. In the three months ended September 26, 2011, franchise fees and royalties increased by approximately $0.1 million, or 11.1%, to approximately $0.9 million, as compared to the three months ended September 27, 2010. The increase is due primarily to the approximately $0.1 million in franchise fees recognized as a result of cancelled area development agreement during the third quarter of fiscal 2011. Franchise fees and royalties in the nine months of fiscals 2011 and 2010 were comparable. The increase of approximately $0.3 million in franchise royalties in the nine months of fiscal 2011 was entirely offset by the approximately $0.3 million higher franchise fees recognized as a result of cancelled area development agreements during the nine months of fiscal 2010.

Costs and Expenses

	Cost of food and beverage
	(in thousands)	as a % of restaurant net sales
Three months ended September 26, 2011	$5,761	23.5%
Three months ended September 27, 2010	$5,835	22.2%

	(in thousands)	as a % of restaurant net sales
Nine months ended September 26, 2011	$17,013	23.1%
Nine months ended September 27, 2010	$18,730	22.8%

Cost of food and beverage. The increase in cost of food and beverage, as a percentage of restaurant net sales, in the three and nine months ended September 26, 2011, as compared to the same periods of fiscal 2010, is due primarily to higher costs on certain commodities, the impact of higher fuel costs on distribution, the impact on total menu mix of an increase in sales of breakfast daypart items which carry a higher cost of goods as a percentage of net sales, as well as the impact of certain one-time vendor rebates received during the third quarter of fiscal 2010. The increase in cost of food and beverage during the nine months ended September 26, 2011 was partially offset by the favorable impact of the price increase taken at the end of the second quarter of fiscal 2010.

	Restaurant labor and related benefits
	(in thousands)	as a % of restaurant net sales
Three months ended September 26, 2011	$8,957	36.6%
Three months ended September 27, 2010	$9,684	36.8%

	(in thousands)	as a % of restaurant net sales
Nine months ended September 26, 2011	$26,714	36.3%
Nine months ended September 27, 2010	$30,979	37.8%

Restaurant labor and related benefits. The decrease in restaurant labor and related benefits, as a percentage of restaurant net sales, in the three months ended September 26, 2011, as compared to the same period of fiscal 2010, is due primarily to savings realized from better deployment of labor hours during peak and non-peak hours of operation, as well as savings on certain healthcare-related benefits, partially offset by the deleveraging effect of the decrease in comparable restaurant sales and higher payroll taxes.

The decrease in restaurant labor and related benefits, as a percentage of restaurant net sales in the nine months ended September 26, 2011, as compared to the same period of fiscal 2010, is due primarily to savings realized from better deployment of labor hours during peak and non-peak hours of operation, the favorable impact on labor of the price increase taken at the end of the second quarter of fiscal 2010, and savings on certain healthcare related benefits.

	Occupancy and other restaurant operating expenses
	(in thousands)	as a % of restaurant net sales
Three months ended September 26, 2011	$7,777	31.8%
Three months ended September 27, 2010	$8,257	31.3%

	(in thousands)	as a % of restaurant net sales
Nine months ended September 26, 2011	$23,453	31.9%
Nine months ended September 27, 2010	$26,005	31.7%

Occupancy and other restaurant operating expenses. The increase in occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, in the three months ended September 26, 2011, as compared to the same period of fiscal 2010, is due primarily to the deleveraging effect on the fixed portion of occupancy expenses of the decrease in comparable restaurant net sales, as well as higher costs for paper and packaging.

The increase in occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, in the nine months ended September 26, 2011, as compared to the same period of fiscal 2010, is due primarily to the higher fixed occupancy expenses and higher cost for paper and packaging, partially offset by the lower costs for repairs and maintenance of existing Company-owned restaurants.

	General and administrative expenses
	(in thousands)	as a % of total revenues
Three months ended September 26, 2011	$3,311	13.1%
Three months ended September 27, 2010	$3,156	11.6%

	(in thousands)	as a % of total revenues
Nine months ended September 26, 2011	$9,759	12.9%
Nine months ended September 27, 2010	$10,108	12.0%

General and administrative expenses.  The increase in general and administrative expenses of approximately $0.2 million in the three months ended September 26, 2011, as compared to the same period in fiscal 2010, is due primarily to the higher costs associated with advertising media expenses related to our marketing initiatives, as well as higher third-party fees related to legal matters. The decrease in general and administrative expenses of approximately $0.3 million in the nine months ended September 26, 2011, as compared to the same period in fiscal 2010, is due primarily to the lower occupancy costs at our Corporate Headquarters resulting from a reduction of space in late 2010, lower third-party professional fees, labor savings resulting from administrative workforce reductions that occurred during fiscal 2010, and lower business travel-related expenses, partially offset by the higher costs associated with advertising media expenses related to our marketing initiatives.

	Depreciation and amortization
	(in thousands)	as a % of total revenues
Three months ended September 26, 2011	$1,090	4.3%
Three months ended September 27, 2010	$1,096	4.0%

	(in thousands)	as a % of total revenues
Nine months ended September 26, 2011	$3,180	4.2%
Nine months ended September 27, 2010	$3,672	4.4%

Depreciation and amortization. The decrease in depreciation and amortization expense in the three and nine months ended September 26, 2011, as compared to the same periods of fiscal 2010, is due primarily to the retirement of assets with approximately $3.0 million in net book value as a result of the sale of the thirteen Company-owned restaurants in the District of Columbia to a franchisee during the second quarter of fiscal 2010, the impact of asset impairments recorded during and subsequent to the third quarter of fiscal 2010, and the continued depreciation of our comparable restaurant base.

	Provision for losses on asset impairments and disposals
	(in thousands)	as a % of total revenues
Three months ended September 26, 2011	$44	0.2%
Three months ended September 27, 2010	$88	0.3%

	(in thousands)	as a % of total revenues
Nine months ended September 26, 2011	$199	0.3%
Nine months ended September 27, 2010	$300	0.4%

Provision for losses on asset impairments and disposals. In the three months ended September 26, 2011, we disposed of assets of approximately $0.04 million related to the closing of one Company-owned restaurant in Michigan at the end of its operating lease. During the same period of fiscal 2010, we recorded an asset impairment charge of approximately $0.1 million related to maintenance capital expenditures on previously impaired restaurants. In the nine months of fiscals 2011 and 2010, we recorded asset impairment charges related to two underperforming restaurants in each of the periods.

	Lease termination expense and closed store costs
	(in thousands)	as a % of total revenues
Three months ended September 26, 2011	$5	0.0%
Three months ended September 27, 2010	$172	0.6%

	(in thousands)	as a % of total revenues
Nine months ended September 26, 2011	$70	0.0%
Nine months ended September 27, 2010	$184	0.2%

Lease termination expense and closed store costs. The lease termination and closed store costs in the three and nine months ended September 26, 2011 are related to the closing of Company-owned restaurants, as well as additional costs associated with our exercise of an option in the lease to surrender part of the office space at our Corporate Headquarters during the fourth quarter of 2010. The lease termination and closed store charges in the three and nine-month periods ended September 27, 2010 are related to two restaurants where we reached early termination agreements with the landlords to exit the leases.

	Gain on sale of assets
	(in thousands)	as a % of total revenues
Three months ended September 26, 2011	$108	0.4%
Three months ended September 27, 2010	$59	0.2%

	(in thousands)	as a % of total revenues
Nine months ended September 26, 2011	$149	0.2%
Nine months ended September 27, 2010	$5,266	6.2%

Gain on sale of assets. The gain on sale of assets in the three and nine months ended September 26, 2011 is related to the sale of liquor licenses. The gain on the sale of assets in the nine months ended September 27, 2010 of approximately $5.3 million is related to the sale of the thirteen Company-owned restaurants in the District of Columbia to a franchisee as well as the sale of two liquor licenses.

	Net loss
	(in thousands)	as a % of total revenues
Three months ended September 26, 2011	$1,491	5.9%
Three months ended September 27, 2010	$1,096	4.0%

	(in thousands)	as a % of total revenues
Nine months ended September 26, 2011	$4,265	5.6%
Nine months ended September 27, 2010	$357	0.4%

Net loss. The net loss for the three months ended September 26, 2011 increased to approximately $1.5 million, compared to a net loss of approximately $1.1 million in the same period in fiscal 2010, due primarily to unfavorable restaurant operating margins resulting from a decrease in net restaurant sales, continued inflationary pressures on most food items, as well as higher costs associated with advertising media expenses related to our marketing initiatives, partially offset by the savings on restaurant labor costs resulting from better deployment of labor hours.

The net loss for the nine months ended September 26, 2011 decreased by approximately $1.2 million, net of the gain on the sale of assets from the thirteen Company-owned restaurants in the District of Columbia to a franchisee during fiscal 2010, primarily due to savings on restaurant labor costs resulting from better deployment of labor hours and savings on certain healthcare related benefits, the reduction in general and administrative expenses and the decrease in depreciation expense, partially offset by the higher food costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $8.1 million on September 26, 2011, compared to $10.3 million on December 27, 2010. We had negative working capital of approximately $1.5 million on September 26, 2011, compared to positive working capital of $1.1 million on December 27, 2010. The decrease in working capital as of September 26, 2011 is primarily due to the funding of the operating loss in the nine months ended September 26, 2011 and to the higher capital expenditures for remodeling and maintenance of existing restaurants. Our principal requirements for cash in the remainder of 2011 will be for working capital needs, improvements to several restaurants in the Chicago market, as well as routine maintenance of our existing restaurants.

Net cash used in operating activities in the nine months ended September 26, 2011 was approximately $1.1 million, compared to $3.3 million in the nine months ended September 27, 2010. The decrease in net cash used in operating activities in the first nine months of fiscal 2011 was primarily the result of funding a lower year-over-year operating loss, net of depreciation expense and the gain from the sale of the thirteen Company-owned restaurants in the District of Columbia to a franchisee during fiscal 2010, as well as the timing of payments on certain insurance and tax obligations in fiscal 2010.

The cash used in investing activities in the nine months ended September 26, 2011 was approximately $1.1 million compared to net cash provided by investing activities of approximately $5.8 million during the first nine months of fiscal 2010. The year-over-year increase in cash used in investing activities, net of the proceeds from the sale of the thirteen Company-owned restaurants in the District of Columbia to a franchisee during fiscal 2010, is primarily due to the higher capital expenditures during the first nine months of fiscal 2011 for improvements at several Company-owned restaurants.

No cash was used in or provided by financing activities in the nine months ended September 26, 2011. The cash provided by financing activities in the nine months ended September 27, 2010 of approximately $4.9 million is from proceeds associated with the shareholder rights offering and the private placement of shares to our executive officers and outside directors completed in January 2010.

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

We believe that our current cash and cash equivalents and the expected cash flows from Company-owned restaurant operations and expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and remodeling and maintenance of existing restaurants for the next twelve months and for new Company-owned restaurant development, if any. Our conclusion is based on our expected performance for fiscal 2011 and includes a sensitivity analysis that projects varying levels of decline in consumer demand. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance and the potential impact the current economic environment may have on consumer spending. In analyzing our capital cash outlays during the first nine months of fiscals 2011 and 2010, 84.4% and 62.7%, respectively, of our capital expenditures were spent on improvements and repairs and maintenance associated with existing Company-owned restaurants.

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

We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of September 26, 2011:

	Payments Due by Period
	(in thousands)
			Due	Due	Due
	Total	Due	Fiscal 2012	Fiscal 2014	After
Description	Obligations	Fiscal 2011	to Fiscal 2013	to Fiscal 2015	Fiscal 2015

Long-term debt (1)	$25	$25	$—	$—	$—
Operating leases (2)	44,949	3,366	22,527	14,161	4,895
Other long-term liabilities (3)	313	204	109	—	—

Total contractual cash obligations	$45,287	$3,595	$22,636	$14,161	$4,895

(1)          Amounts shown include aggregate scheduled interest payments of $0.002 million. The pricipal amount of the debt, net of interest obligations, is included in the other long-term liabilities, in the attached consolidated balance sheets. This obligation is related to a trademark infringement settlement.

(2)          Amounts shown are net of an aggregate $0.4 million of sub-lease rental income due under non-cancelable subleases and include aggregate accrued contractual lease increases of approximately $2.8 million, which are included in other long-term liabilities in the attached consolidated balance sheets.

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

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the respective lease from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in other liabilities in the accompanying consolidated balance sheets and totaled $2.8 million and $3.6 million as of September 26, 2011 and September 27, 2010, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other long-term liabilities in the accompanying consolidated balance sheets as of September 26, 2011 and September 27, 2010 were landlord allowances of approximately $0.7 million and $0.9 million, respectively.

As of September 26, 2011, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Intangibles, Security Deposits and Other Assets” in the accompanying consolidated balance sheets.

During fiscal 2008, we entered into a settlement agreement involving a claim from a former employee. The settlement agreement requires us to pay $0.3 million in an initial payment during the first quarter of fiscal 2009 and another $1.0 million in the aggregate in non-interest bearing monthly installments thereafter through 2012. The amount of this settlement is included in other liabilities in the accompanying consolidated balance sheets and its balance as of

September 26, 2011 is approximately $0.2 million.

During fiscal 2009, we entered into a settlement agreement involving a customer claim alleging damages under the American with Disabilities Act with regard to access at our restaurants. The settlement requires us to pay $0.08 million in the aggregate in non-interest bearing quarterly installments commencing in fiscal 2010 through fiscal 2012. The amount of this settlement is included in other liabilities in the accompanying consolidated balance sheets and its balance as of September 26, 2011 is approximately $0.03 million

Purchasing

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

Self-Insurance

We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. During fiscals 2010 and 2009, we did not exceed this pre-determined maximum. For our 2011 plan year, this pre-determined dollar amount is $2.1 million. The balance in the self-insurance reserve account as of September 26, 2011 and

December 27, 2010 was approximately $0.2 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During the third quarter of fiscal 2011, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect during the third quarter of fiscal 2011 would not have resulted in a fluctuation of interest income. In the third quarter of fiscals 2011 and 2010, interest income was not material.

Foreign Currency Risk

As of September 26, 2011, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

101

The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of September 26, 2011 and December 27, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 26, 2011 and September 27, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 26, 2011 and September 27, 2010, and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: November 10, 2011	By: /s/ MARK DEMILIO
Mark Demilio
Chairman,
Interim Chief Executive Officer

Date: November 10, 2011	By: /s/ WILLIAM KOZIEL
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

101

The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of September 26, 2011 and December 27, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 26, 2011 and September 27, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 26, 2011 and September 27, 2010, and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.