Form 10-K
period 2012-01-02
COSI INC
filed 2012-03-29
CIK 1171014

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended January 2, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission File No. 000-50052

Cosi, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1393745 (I.R.S. Employer Identification No.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files.) Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $47,731,441 as of June 30, 2011 based upon the closing price of the registrant's common stock on The Nasdaq Global Market reported for June 30, 2011. Shares of voting stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

         52,967,365 shares of the registrant's common stock were outstanding on March 26, 2012.

         DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form 10-K incorporates certain information from the Registrant's definitive proxy statement for its Annual Meeting of Stockholders expected to be held on May 29, 2012. The definitive proxy statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days from the end of the Registrant's fiscal year ended January 2, 2012.

PART I

Item 1.    BUSINESS

General

        Cosi, Inc., a Delaware corporation incorporated on May 15, 1998, owns, operates and franchises premium convenience restaurants which sell high-quality hot and cold sandwiches, freshly-tossed salads, breakfast wraps, Cosi® Squagels®, hot melts, flatbread pizzas, S'mores and other desserts, and a variety of coffees and specialty coffees along with other soft drink beverages, bottled beverages including premium still and sparkling water, teas and beer and wine in some locations. Our restaurants are located in a wide range of markets and trade areas, including business districts and residential communities in both urban and suburban locations. We believe that we have created significant brand equity in our markets and that we have demonstrated the appeal of our concept to a wide variety of customers.

        As of January 2, 2012, there were 136 Company-owned and franchised restaurants operating in 17 states, the District of Columbia, and the United Arab Emirates (UAE).

        Our internet website is www.getcosi.com. We make available free-of-charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission ("SEC"). In addition, our internet website includes, among other things, our corporate governance principles, charters of various committees of the Board of Directors, and our code of business conduct and ethics applicable to all employees, officers and directors. Copies of these documents may be obtained free of charge from our internet website. Any stockholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Cosi, Inc., c/o Investor Relations, 1751 Lake Cook Road, Suite 600, Deerfield, Illinois 60015.

Business Strategy

        Our goal is to become the preferred fast-casual dining concept nationally. We strive to serve delicious food that is always surprising, with unparalleled customer service, in a unique, welcoming and sophisticated ambiance. The Cosi® restaurant concept, whose name was inspired by Mozart's famous opera, Così Fan Tutte, originated in Paris as a Parisian café. We strive to create a romance between our famous, freshly-made bread, our barista-crafted coffees and specialty drinks, and our loyal guests.

        We believe that our customers are primarily adults aged 18 to 40, upscale suburbanites and metro elites of all ages. Our market studies show that there are approximately 40 million heads of households in this demographic mix. Our strategy is to make Cosi® the restaurant of choice for those who believe that...LIFE SHOULD BE DELICIOUS®.

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

        Providing customers with an exceptional service and dining experience.    Our restaurants are designed to provide a memorable dining experience in a warm, welcoming environment offering free internet access through a managed Wi-Fi network. We believe our partners are proud to be part of an organization that stands for quality, innovation and distinctive flair. We are passionate about serving quality food in an atmosphere that is comfortable and inviting. We seek to train our partners to provide the highest level of friendly customer service. We believe that we provide an "affordable luxury" that our customers can enjoy every day.

        Building on success.    Our strategy for 2011 was to utilize our limited marketing platform to continue to build awareness of the Così brand, try to drive new guests into the restaurants and increase the visit frequency of our existing guests. In 2011, we continued many of the media partnerships started in 2010 aimed at our core on-the-go urban customer. This included television, internet, transit and out-of-home advertising. Further, we expanded our use of email, social media and website campaigns that utilized customer behavior and demographic information to attempt to target Così guests in relevant ways with the intent to increase restaurant visit frequency. We launched new catering initiatives, including a loyalty card especially for catering guests, and introduced an enhanced catering menu focused on new product opportunities as we looked to grow catering sales in the breakfast, snack and dinner dayparts. We created new seasonal menu items for our restaurants to reinforce our food forward position in the fast-casual segment, focusing on unique tastes and bold flavors that we believe appeal to our guests' preferences and sensibilities. We will continue to attempt to surprise and delight our customers in ways that reinforce that Così is for all of those who believe that LIFE SHOULD BE DELCIOUS®.

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

        Operating our restaurants efficiently.    We have operating disciplines that are designed to optimize the cost structure of our restaurants and to be applied consistently across all our restaurants, Company-owned and franchise, and we continuously seek to refine and improve upon those disciplines both domestically and internationally.

Growth Strategy

        We plan to grow in both existing and new markets through the following:

        Build a system of franchised restaurants and develop Company-owned restaurants.    We believe that Company-owned restaurants (restaurants that we own as opposed to franchised restaurants) are an important part of our restaurant growth; however, our franchising and area developer model will be the primary driver of our growth strategy. We expect to continue to pursue Company-owned development in order to achieve critical mass in our core markets while focusing on expanding our franchise system nationally. We launched our franchising program in fiscal 2004 and seek to expand our franchise system through an influx of new domestic and international franchisees. As part of our strategy to expand our franchise base and attract quality franchisees, we may consider the potential sale of a restaurant or a group of restaurants to fuel the overall growth of the system. We prefer that our franchisees have experience in multi-unit restaurant operations and development. We believe that our concept positioning, national and international growth opportunity, and potential for strong unit-level economics will enable us to attract experienced and well-capitalized area developers. We are currently eligible to offer franchises in 47 states and the District of Columbia.

        Pursue foodservice strategic alliances.    We will explore strategic alliances with our Cosi Pronto® (our grab-and-go concept) and full service concepts in educational institutions, airports, train stations and other venues that meet our operating and financial criteria. We believe that this is an attractive opportunity to further Cosi's growth through alternative venues. We currently operate Cosi® restaurants at St. Joseph's University in Philadelphia, PA and Georgetown University in Washington, DC under a franchisee agreement with Aramark. We also operate a limited menu concept at LaGuardia, Logan, Dulles, and Reagan airports through franchisee agreements.

Cosi® Product Offerings

        We offer proprietary food and beverage products for four major dayparts—breakfast, lunch, snacking and dinner. Our food menu includes Cosi® Squagels®, sandwiches, salads, soups, appetizers, melts, flatbread pizzas, breakfast wraps, S'mores and other desserts. We feature our authentic hearth-baked signature Cosi® bread in two varieties, our original Rustica and our Etruscan Whole Grain. Our beverage menu features a variety of house coffees and other espresso-based beverages, seasonal fruit smoothies and specialty drinks, soft drinks, flavored teas and bottled beverages, which include premium still and sparkling waters. For our health-conscious guests, we have "lighter side" menu options featuring lower-calorie versions of popular menu items and other unique salads and sandwiches that are lower in calorie content than other items in the same menu categories. We offer beer and wine at many of our locations and an additional limited selection of alcoholic beverages in some locations. For our young guests, we offer our Parent Magazine award-winning Kids Menu which includes an activity page and crayons.

        Most of our restaurants offer catering service for breakfast, lunch, and afternoon snacking. Our catering offerings include breakfast baskets, lunch buffets, dessert platters, parfait bars, hot soups, steel-cut oatmeal, and most of our menu offerings. We operate a catering call center in New York City which coordinates the ordering and fulfillment process for 16 catering hub locations in seven of the markets in which Cosi operates. We offer set up and delivery by Cosi® personnel to all of our catering customers.

        We periodically introduce new menu platforms and products in order to keep our product offerings relevant to consumers in each daypart. Our expanded breakfast menu now includes Cosi® Squagels®, hearth-baked quiches, oatmeal, fresh fruit parfaits and a variety of craveable signature breakfast wraps and sandwiches. We enhanced our guests' dining options by introducing "Cosi® Duo Taste Two" to the menu which allows them to create their own meal by combining two items of proportion from our offerings of unique sandwiches, fresh salads and soups. New recipes are developed by our culinary team with the support of the food and beverage team.

People

        On January 2, 2012, we had 80 Company-owned restaurants and 1,953 employees, of whom 69 served in administrative or executive capacities, 197 served as restaurant management employees and 1,687 were hourly restaurant employees. None of our employees are covered by a collective bargaining agreement, and we have never experienced an organized work stoppage or strike. We believe that our compensation packages are competitive and our relations with our employees are good.

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

        We currently have in place an Operations Excellence Framework that provides two business assessment tools, Operations Excellence Basics ("OEB") and Operations Excellence Review ("OER") that our field management teams use for evaluating our guest services, facility maintenance, unit-level financial performance, partner assessments and product quality and assurance. These assessment tools provide the framework and process for identification of areas of opportunity as well as the development of actionable plans to improve operations. Our District Managers currently have the ability to track each action plan to completion, measure the improvement in key restaurant metrics, and hold our operators accountable for adhering to our most critical operations and administrative standards.

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

Purchasing

        We have agreements with some of the nation's largest food, paper, and beverage manufacturers in the industry. This enables us to provide our restaurants with high quality proprietary food products and non-food items at competitive prices. We source and negotiate prices directly with these suppliers and distribute these products to our restaurants primarily through a national network that consists of some of the nation's largest independent distributors. We do not utilize a commissary system. Our inventory control system allows each restaurant to place orders electronically with our master distributor and then transmits the invoices electronically to our accounts payable system. Our scalable system eliminates duplicate work, and we believe it gives our management tight control of costs while ensuring quality and consistency across all restaurants.

        We have an agreement with Distribution Market Advantage, Inc. ("Distribution Marketing Advantage") that provides us access to a national network of independent distributors. Under this agreement the independent distributors supply us with approximately 79% of our food and paper products, primarily under fair-value pricing agreements that we negotiate directly with the suppliers. This agreement was renegotiated and has been extended through December 2013.

        We have a long-term beverage marketing agreement with the Coca-Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased. Effective January 1, 2011, the beverage marketing agreement with the Coca-Cola Company was amended to provide for additional products as well as higher marketing allowance on purchases.

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

Intellectual Property

        We have the following U.S. Trademark registrations: "COSÌ", "(SUN & MOON DESIGN)", "GET COSÌ", "COSÌ (& SUN & MOON DESIGN)", "LIFE SHOULD BE DELICIOUS", "(SUN & MOON SMILEY FACE DESIGN)", "COSÌ (& HEARTH DESIGN)", "(HEARTH DESIGN)", "COSÌ BREAK BAR", "COSÌ CARD", "COSÌ CORNERS", "COSÌ-DILLAS", "COSÌ DOWNTOWN", "COSÌ PRONTO", "HEARTH-BAKED DINNERS", "RELAX. CATERING BY COSÌ (& DESIGN)", "SIMPLY GOOD TASTE", "SQUAGELS", and "XANDO".

        We have U.S. Trademark applications pending for the following trademarks: "TASTE TWO", and "SQUAGEL".

        "COSÌ SANDWICH BAR", "ARCTIC", "SLIM LATTE", "COSÌ LIGHTER SIDE", "COSÌ DUO TASTE TWO", and "(RECYCLING DESIGN)" are unregistered trademarks.

        We have registered the trademark "COSÌ" in 20 foreign jurisdictions with respect to restaurant services. Also, we have registered the following trademarks with respect to restaurant services: "COSI (& HEARTH DESIGN)" in two foreign jurisdictions; "(HEARTH DESIGN)" in five foreign jurisdictions; and "SIMPLY GOOD TASTE" in one foreign jurisdiction.

        We have trademark applications pending for registration of the following trademarks with respect to restaurant services: "COSÌ" in the European Community and two other foreign jurisdictions; "COSÌ (& HEARTH DESIGN)" in one foreign jurisdiction; "(SUN & MOON DESIGN)" in three foreign jurisdiction; "SIMPLY GOOD TASTE" in one foreign jurisdiction; "LIFE SHOULD BE DELICIOUS" in two foreign jurisdictions; and "(HEARTH DESIGN)" in one foreign jurisdiction; "COSI (AND SUN & MOON DESIGN)" in one foreign jurisdiction, "COSI TAK" in one foreign jurisdiction; and " " in one foreign jurisdiction.

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

        Our restaurants that sell alcoholic beverages are required to obtain a license from a state authority and, in certain locations, county and/or municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect that restaurant and may impact our ability to obtain such a license elsewhere. We currently serve alcohol in 39 of our restaurants.

        We are subject to "dram shop" statutes in the states in which our restaurants sell alcoholic beverages. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other similarly-situated entities in the restaurant industry. Although we are covered by insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on us.

        Our operations are also subject to federal and state laws governing such matters as wages, working conditions, work eligibility requirements, overtime, insurance matters, workers' compensation, child labor laws, and anti-discrimination laws. Some states have set minimum wage requirements higher than the federal level. Some of our hourly personnel at our restaurants are paid at rates based on the applicable minimum wage, and increases in the minimum wage will directly affect our labor costs. We are also subject to the Americans with Disabilities Act of 1990, which, among other things, prohibits discrimination on the basis of disability in public accommodations and employment. We are required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities.

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

        A comprehensive U.S. health care reform law was enacted in 2010. We are evaluating the impact the new law will have on our employees. Although we cannot predict with certainty the financial and operational impacts the new law will have on us, our expenses might significantly increase over the long term as a result of the law, particularly in 2014 under the current version of the law, and any such increases might be large enough to materially impact our results of operations.

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

        We have an international license agreement with a licensee for the development of Cosi® restaurants in six countries in the Persian Gulf. This licensee currently operates four franchise locations in the United Arab Emirates. As these franchise locations and future foreign locations open, the Company's international operations will be subjected to various factors of uncertainty. The Company's business outside of the United States is subject to a number of additional factors, including international economic and political conditions, local economic conditions, differing cultures and consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international license agreements and the collection of royalties from international licensees, the availability and cost of land and construction costs, and the availability of experienced management, appropriate licensees, and joint venture partners.

Although we believe that we have developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

We may not be able to successfully incorporate a franchising and area developer model into our strategy.

        We have and will continue to incorporate a franchising and area developer model into our business strategy in certain selected markets. We may not be successful in attracting franchisees and developers to the Cosi® concept or identifying franchisees and developers that have the business abilities or access to financial resources necessary to open our restaurants or to successfully develop or operate our restaurants in a manner consistent with our standards. Incorporating a franchising and area developer model into our strategy also requires us to devote significant management and financial resources to support the franchise of our restaurants. Our future performance will depend on our franchisees' ability to execute our concept and capitalize upon our brand recognition and marketing. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open restaurants on schedule, or who will conduct operations in a manner consistent with our concept and standards. Our franchisees may not be able to operate restaurants in a profitable manner. If we are not successful in incorporating a franchising or area developer model into our strategy, we may experience delays in our growth or may not be able to expand and grow our business.

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

        We may decide to enter into additional alliances with third parties to develop foodservice strategic alliances in select markets or through select channels. Identifying strategic partners, negotiating agreements and building such alliances may divert management's attention away from our existing businesses and growth plans. If we are not successful in forming additional foodservice strategic alliances, we may experience delays in our growth and may not be able to expand and grow our business. If we do form additional strategic alliances, we cannot assure you that the restaurants opened pursuant to these strategic alliances will be profitable.

Any inability to manage our growth effectively could materially adversely affect our operating results.

        Failure to manage our growth effectively could harm our business. We intend to grow substantially in the future both through a franchising strategy and opening new Company-owned restaurants. Our existing restaurant management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls. We must attract and retain talented operating personnel to maintain the quality and service levels at our existing and future restaurants. We may not be able to effectively manage these or other aspects of our expansion. We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely impacted.

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

        In fiscal 2011, we incurred net losses of $6.5 million, and, since we were formed, we have incurred net losses of approximately $277.6 million through the end of fiscal 2011 primarily due to funding operating losses which have included significant impairment charges, costs associated with closing restaurants, early lease termination fees, and new restaurant opening expenses. We cannot predict whether we will be able to achieve or sustain revenue growth, profitability or positive cash flow in the future. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the financial statements included in this Annual Report on Form 10-K for information on the history of our losses.

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

        If the economic conditions fail to substantially improve, many sectors of the economy may continue to be adversely impacted. As a retailer that depends upon consumer discretionary spending, we could face a challenging fiscal 2012 because our customers may make fewer discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices. Cosi®, as an "affordable luxury," may be disproportionally affected by a significant decrease in customer traffic or lower average check prices as a result of customers switching to lower-priced products on our menu. The current economic environment could potentially have a material adverse effect on our liquidity and capital resources, including our ability to raise additional capital if needed or to maintain satisfactory credit terms with our suppliers.

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

        Franchisees are independent operators and are not our employees. Although we have developed criteria to evaluate and screen prospective franchisees, we are limited in the amount of control we can exercise over our franchisees, and the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Franchisees may not have the business acumen or financial resources necessary to successfully operate restaurants in a manner consistent with our standards and requirements and may not hire and train qualified managers and other restaurant personnel. Poor restaurant operations may affect each restaurant's sales. Our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could significantly decline if our franchisees do not operate successfully.

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

        We currently operate 80 Company-owned restaurants in Northeastern, Midwest, and Mid-Atlantic states, of which 30 are located in the New York City, Chicago and Philadelphia central business districts. As a result, we are particularly susceptible to adverse trends and economic conditions in these areas. In addition, given our geographical concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business and operations, as could other regional occurrences impacting the local economies in these markets.

You should not rely on past average unit volumes as an indication of our future results of operations because they may fluctuate significantly.

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

        Our common stock is currently listed on The Nasdaq Global Market and we currently meet all continued listing standards for The Nasdaq Global Market. During 2011, we received two separate notices from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that we were not in compliance with the minimum bid price and stockholders equity requirements for continued listing. We have since regained compliance with the Nasdaq Listing Standards. However, it is possible that we may again fail to meet the continued listing standards for The Nasdaq Global Maket and our common stock could be delisted.

If we fail to comply with governmental regulations or if these regulations change, our business could suffer.

        We are subject to extensive federal, state, local, and, where applicable, foreign government regulations, including regulations relating to alcoholic beverage control, the preparation and sale of food, public health and safety, sanitation, building, zoning and fire codes. Our operations are also subject to federal and state laws governing such matters as wages, working conditions, work eligibility requirements, overtime, insurance matters, workers' compensation, disability laws such as the Americans with Disabilities Act, child labor laws and anti-discrimination laws. Although we believe that compliance with these laws has not had a material effect on our operations to date, we may experience material difficulties or failures with respect to compliance in the future. Our failure to comply with these laws could result in required renovations to our facilities, litigation, fines, penalties, judgments or other sanctions, any of which could adversely affect our business, operations or our reputation.

        In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry, including nutrition, labeling and advertising practices. Casual dining chains have been a particular focus. For example, New York City has adopted regulations requiring that chain restaurants include caloric or other nutritional information on their menu boards and on printed menus, which must be plainly visible to consumers at the point of ordering. We may in the future become subject to other initiatives in the area of nutritional disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, or otherwise adversely affect us. See "Business—Government Regulation" in this Annual Report on Form 10-K for a discussion of the regulations with which we must comply.

Our operations depend upon governmental licenses and we may face liability under "dram shop" statutes.

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

        As of the end of fiscal 2011, we had $12.4 million in net fixed assets that we have defined as illiquid assets, which include leasehold improvements, equipment and furniture and fixtures. These assets cannot be converted into cash quickly and easily. We may be compelled, based on a significant underperformance of a specific location or market, to dispose of some illiquid assets on unfavorable terms, which could have a material adverse effect on our business.

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

        Regardless of whether any future claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert our management's attention away from our operations and hurt our performance. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our services or those of our franchisees, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may have a material adverse affect on our business, financial condition and results of operations. Moreover, complaints, litigation or adverse publicity experienced by one or more of our franchisees could also hurt our business as a whole.

If we are unable to protect our customers' credit card data, we could be exposed to data loss, litigation and liability, and our reputation could be significantly harmed.

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

        Our success depends, in part, upon the popularity of our food and beverage products, our ability to develop new menu items that appeal to consumers and what we believe is an emerging trend in consumer preferences toward fast casual restaurants. We depend on consumers who prefer made-to-order food in a sophisticated environment and are willing to pay a premium price for our products. We also depend on trends toward consumers eating away from home more often. Shifts in consumer preferences away from our restaurants or cuisine, our inability to develop new menu items that appeal to consumers or changes in our menu that eliminate items popular with some consumers could harm our business and future profitability.

Natural disasters, war, acts of terrorism or other armed conflict, or the threat of such actions, on the United States or international economies may cause a decline in discretionary consumer spending, which would negatively affect our business.

        Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic and political conditions and the availability of discretionary income. Discretionary consumer spending may decline in the event of a natural disaster, war, acts of terrorism or other armed conflict. Accordingly, we may experience a decline in sales during periods of uncertainty like the one that followed the September 11, 2001 terrorist attacks on the United States. In addition, economic uncertainty due to military action overseas, such as the recent wars in Iraq and Afghanistan, and other military, diplomatic or financial responses, may lead to further declines in sales. Any decline in consumer spending or economic conditions could reduce customer traffic or impose practical limits on pricing, either of which could have a material adverse effect on our sales, results of operations, business and financial condition. In the event of a natural disaster or acts of terrorism in the United States, or the threat of either, we may be required to suspend operations in some or all of our restaurants, which could have a material adverse impact on our business, financial condition, and results of operation.

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

        Our restaurants receive frequent deliveries of products. Most of these deliveries are made by distributors who are part of a national network of independent distributors with whom we have a distribution agreement. These independent distributors supply us with approximately 79% of our food and paper products under an agreement which expires in December 2013. Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, such as the volatility in certain commodity markets we experienced in recent years. Certain commodities such as wheat, coffee and dairy and dairy-related products have experienced significant fluctuations in the recent past. These types of increases could have an adverse effect on us during fiscal 2012 and in future fiscal years. Although many of our products are made to our specifications, we believe that alternative distribution sources are available for the majority of our ingredients and products.

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

        Outbreaks of avian flu (bird flu) or other food-borne illnesses, such as "mad cow disease," E.coli, salmonella, or hepatitis A could adversely affect the price and availability of beef, poultry or other food products. As a result, we could experience a significant increase in cost of food.

        In addition, like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of poultry, beef, or produce, the key ingredients in many of our menu items, or by negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning, E.coli, salmonella, "mad cow disease" or "bird flu", publication of government or industry findings about food products we serve or other health concerns or operating issues stemming from the food served in our restaurants. Our operational controls and training may not be fully effective in preventing all food-borne illnesses. Some food-borne illness incidents could be caused by food suppliers and transporters and would be outside of our control. If our food suppliers and transporters do not comply with governmental health regulations, they may not be able to deliver food products or we may be subject to food product recalls. Any negative publicity, health concerns or specific outbreaks of food-borne illnesses attributed to one or more of our restaurants, or the perception of an outbreak, could result in a decrease in customer traffic to our restaurants and could have a material adverse effect on our sales, results of operations, business, financial condition and stock price.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2011 fiscal year and that remain unresolved.

Item 2.    PROPERTIES

        Our principal executive offices are located at 1751 Lake Cook Road, Suite 600, Deerfield, Illinois 60015. The lease for our executive offices expires in September 2016. We believe the offices are adequate to accommodate our needs.

        All of our restaurants are located on leased properties. Each lease typically has a 10-year base rent period, with various renewal options. In addition to the base rent, some leases provide for contingent rental payments, insurance, common area, and other operating costs. At most locations, we reimburse the landlord for a proportionate share of the landlord's annual real estate taxes.

        The following table lists existing Company-owned restaurants, by region, as of January 2, 2012:

Street Address	City, State	Date Opened
MIDATLANTIC
234 South 15th Street	Philadelphia, PA	September-96
325 Chestnut Street	Philadelphia, PA	April-97
1128 Walnut Street	Philadelphia, PA	December-97
140 South 36th Street	Philadelphia, PA	August-98
761 Lancaster Avenue	Bryn Mawr, PA	September-98
2050 Wilson Boulevard	Arlington, VA	April-99
1700 Market Street	Philadelphia, PA	September-99
700 King Street	Alexandria, VA	May-00
4250 Fairfax Drive	Arlington, VA	June-00
201 South 18th Street	Philadelphia, PA	October-00
7251 Woodmont Avenue	Bethesda, MD	December-00
11909 Democracy Drive	Reston, VA	May-01
4074 The Strand West	Columbus, OH	October-01
6390 Sawmill Road	Columbus, OH	September-02
2212 East Main Street	Bexley, OH	September-02
1478 Bethel Road	Columbus, OH	November-02
295 Main Street	Exton, PA	November-02
7166 N. High Street	Worthington, OH	December-02
177 Kentlands Blvd	Gaithersburg, MD	January-03
1310 Polaris Parkway	Columbus, OH	February-03
1801 N. Lynn Street	Arlington, VA	November-05
4025 Welsh Road	Willow Grove, PA	December-05
50 Yorktown Plaza	Elkins Park, PA	April-06
833 Chestnut	Philadelphia, PA	June-06
9177 Reisterstown Road	Owing Mills, MD	June-06
424 West Swedesford Road	Berwyn, PA	June-06
100 South Charles	Baltimore, MD	July-06
513 West Broad Street	Falls Church, VA	October-06
3503 Fairfax Drive, Suite 200	Arlington, VA	November-06
201 N. Washington #290	Rockville, MD	March-07
2955 Market St.	Philadelphia, PA	July-07
2011 Crystal Drive, ste 100	Arlington, VA	May-08
MIDWEST
116 S. Michigan Avenue	Chicago, IL	September-00
55 E. Grand Street	Chicago, IL	October-00
230 W. Washington Street	Chicago, IL	November-00
203 North LaSalle Street	Chicago, IL	May-01
101 North Old Woodward Avenue	Birmingham, MI	August-01
25 E. Hinsdale	Hinsdale, IL	December-01
8775 N. Port Washington Road	Fox Point, WI	December-01
230 West Monroe Street	Chicago, IL	May-02
301 East Grand River Avenue	East Lansing, MI	May-02

Street Address	City, State	Date Opened
28674 Telegraph Road	Southfield, MI	November-02
37652 Twelve Mile Road	Farmington Hills, MI	December-02
15131 LaGrange Road	Orland Park, IL	December-02
233 North Michigan Avenue	Chicago, IL	December-02
33 N Dearborn	Chicago, IL	June-05
1740 Sherman Avenue	Evanston, IL	September-05
18 West 066 22nd Street	Oak Brook Terrace, IL	August-06
2200 North Clark	Chicago, IL	August-06
8310 Greenway Boulevard, #106	Middleton, WI	September-06
250 State Street	Madison, WI	September-06
910 North Milwaukee Avenue, Suite A	Lincolnshire, IL	November-06
Crystal Court Ste 150, 710 Marquette Ave	Minneapolis, MN	March-09
2100 Patriot Blvd	Glenview, IL	September-09
NORTHEAST
257 Park Avenue South	New York, NY	February-97
38 East 45th Street	New York, NY	February-97
11 West 42nd Street	New York, NY	June-97
60 East 56th Street	New York, NY	September-97
3 World Financial Center	New York, NY	January-98
55 Broad Street	New York, NY	March-98
1633 Broadway	New York, NY	July-98
61 West 48th Street	New York, NY	August-98
685 Third Avenue	New York, NY	June-99
970 Farmington Avenue	W. Hartford, CT	August-99
461 Park Avenue South	New York, NY	January-00
50 Purchase Street	Rye, NY	March-00
841 Broadway	New York, NY	September-00
15 S. Moger Avenue	Mt. Kisco, NY	December-00
77 Quaker Ridge Road	New Rochelle, NY	November-01
1298 Boston Post Road	Larchmont, NY	December-01
471 Mount Pleasant Road	Livingston, NJ	September-02
385 West Main Street	Avon, CT	December-02
29 Washington Street	Morristown, NJ	December-02
498 7th Avenue	New York, NY	December-02
700 6th Avenue	New York, NY	February-03
129 West Putnam Avenue	Greenwich, CT	February-06
441 South Oyster Bay Road	Plainview, NY	June-06
1209 High Ridge Road	Stamford, CT	July-06
53 E. 8th St.	New York, NY	April-07
230 Tresser Blvd. Ste 005	Stamford, CT	November-07

Item 3.    LEGAL PROCEEDINGS

        From time to time, we are a defendant in litigation arising in the ordinary course of our business.

        As of the date of this report, there are no legal proceedings pending which, at this time, are expected to have a material adverse effect if decided against the Company.

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, STOCK AND RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        On November 22, 2002, our common stock began trading on The Nasdaq Global Market System ("Nasdaq") under the symbol "COSI." The closing price of our common stock on Nasdaq was $1.25 on March 26, 2012.

        On August 23, 2011 we received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). The notification letter stated that we would be afforded 180 calendar days, or until February 21, 2012, to regain compliance with the minimum bid price requirement. In order to regain compliance, the shares of our common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days.

        Additionally, on August 24, 2011 we received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the market value of our listed securities ("MVLS") had closed below the minimum $50,000,000 required for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A). The notification letter stated that we would be afforded 180 calendar days, or until February 21, 2012, to regain compliance with the minimum MVLS requirement. In order to regain compliance, we must maintain a minimum MVLS of at least $50,000,000 for a minimum of ten consecutive business days.

        On February 21, 2012 we received notice from the Listing Qualifications Department of The Nasdaq Stock Market that we have regained compliance with The Nasdaq Listing Standards by curing the minimum bid price and Market Value of Listed Securities deficiencies. As of February 17, 2012, the bid price of our common stock had closed above the $1.00 minimum requirement for the last 10 consecutive business days. Additionally, based on total shares outstanding of 51,849,511 shares, our common stock has exceeded the minimum $50 million Market Value of Listed Securities requirement as required by Listing Rule 5450(b)(2)(A).

Stock Price Information

        Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during fiscal 2011 and 2010 as reported by Nasdaq.

	Fiscal 2011		Fiscal 2010
Fiscal Quarter	High	Low	High	Low
First Quarter	$1.54	$1.19	$0.94	$0.57
Second Quarter	$1.32	$0.92	$1.34	$0.75
Third Quarter	$1.01	$0.57	$0.90	$0.66
Fourth Quarter	$0.78	$0.63	$1.33	$0.83

Stockholders

        The number of our registered common stockholders of record as of March 11, 2012 was 82. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

        We have never paid cash dividends on our common stock, and we do not currently intend to pay any dividends.

Securities Authorized for Issuance under Equity Compensation Plans

        The information relating to securities authorized for issuance under our equity compensation plans is disclosed in Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

        Set forth below is a graph comparing the cumulative total stockholder return on Così's common stock with The Nasdaq Composite Index and the Standard & Poor's Small Cap 600 Index for the period covering our initial public offering on November 22, 2002, through the end of our 2011 fiscal year on January 2, 2012. The Company's common stock trades on The Nasdaq Global Market under the symbol "COSI." The graph assumes an investment of $100.00 made at the opening of trading on November 22, 2002, in (i) Così's common stock, (ii) the stocks comprising The Nasdaq Composite Index, and (iii) stocks comprising the Standard & Poor's Small Cap 600 Index.

Item 6.    SELECTED FINANCIAL DATA

        The following table sets forth our summary of selected consolidated financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the related notes included elsewhere in this report. The selected statement of operations data for fiscal years 2011, 2010, and 2009, and selected balance sheet data for fiscal years 2011 and 2010 are derived from our audited consolidated financial statements that are included in this report. The selected statement of operations data for fiscal years 2008 and 2007 and selected balance sheet data for fiscal years 2009, 2008, and 2007 are derived from our audited consolidated financial statements not included in this report. The following historical results of consolidated operations are not necessarily indicative of results to be expected for any subsequent period.

	Fiscal Year
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Restaurant net sales	$98,920	$106,636	$116,375	$132,501	$132,414
Franchise fees and royalties	3,215	3,063	2,198	3,078	2,142

Total revenus	102,135	109,699	118,573	135,579	134,556
Costs and expenses:
Cost of food and beverage	22,902	24,366	26,429	30,235	30,972
Restaurant labor and related benefits	36,068	40,161	43,151	46,024	45,995
Occupancy and other restaurant operating expenses	31,330	33,977	36,617	39,821	38,369

	90,300	98,504	106,197	116,080	115,336
General and administrative expenses	13,824	13,692	14,635	19,317	22,973
Depreciation and amortization	4,230	4,773	7,050	8,409	8,823
Restaurant pre-opening expenses	—	—	13	100	710
Provision for losses on asset impairments and disposals	431	732	1,530	7,099	3,845
Closed store costs	61	152	48	69	262
Lease termination expense, net	22	203	322	551	347
Gain on sale of assets	(149)	(5,205)	(102)	—	(23)

Total costs and expenses	108,719	112,851	129,693	151,625	152,273

Operating loss	(6,584)	(3,152)	(11,120)	(16,046)	(17,717)

Other income (expense):
Interest income	—	1	3	102	524
Interest expense	(1)	(4)	(4)	(7)	(42)
Other income	46	14	17	41	705

Total other income	45	11	16	136	1,187

Loss from continuing operations	(6,539)	(3,141)	(11,104)	(15,910)	(16,530)
Discontinued operations:
Operating loss from discontinued operations	—	—	—	(224)	(903)
Asset impairments of discontinued operations	—	—	—	(88)	(3,350)

Loss from discontinued operations	—	—	—	(312)	(4,253)

Net loss	$(6,539)	$(3,141)	$(11,104)	$(16,222)	$(20,783)

	Fiscal Year
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Per share data:
Loss per share, basic and diluted
Continuing operations	$(0.13)	$(0.06)	$(0.27)	$(0.40)	$(0.42)
Discontinued operatons	$—	$—	$—	$—	$(0.11)

Net loss	$(0.13)	$(0.06)	$(0.27)	$(0.40)	$(0.53)

Weighted average shares used in computing net loss per share—basic and diluted	51,368	50,638	40,423	40,079	39,335

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,222	$10,307	$4,079	$5,589	$6,309
Total assets	$24,705	$31,351	$31,570	$42,781	$56,412
Total stockholders' equity	$5,518	$11,686	$9,325	$19,026	$33,846
Selected Consolidated Statement of Cash Flow Data:
Net cash (used in) provided by operating activities	$(1,318)	$(3,963)	$(1,190)	$2,044	$(2,370)
Net cash (used in) provided by investing activities	$(1,767)	$5,317	$(682)	$(2,817)	$5,727
Net cash provided by financing activities	$—	$4,874	$362	$53	$2,013
Selected Operating Data:
Company-owned restaurants open at the end of the fiscal year	80	83	99	101	107

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations for the fiscal years ended January 2, 2012, December 27, 2010, and December 28, 2009 should be read in conjunction with "Selected Consolidated Financial Data" and our audited consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Cautionary Note Regarding Forward-Looking Statements" below and elsewhere in this Annual Report.

Business Overview

System-wide Restaurants:

	Fiscal Year
	2011			2010			2009
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total
Restaurants at beginning of period	83	59	142	99	46	145	101	50	151
Company-owned sold to franchisee	—	—	—	13	13	—	—	—	—
New restaurants opened	—	—	0	—	2	2	2	6	8
Restaurants permanently closed	3	3	6	3	2	5	4	10	14

Restaurants at end of period	80	56	136	83	59	142	99	46	145

        As of January 2, 2012, there were 80 Company-owned and 56 franchised premium convenience restaurants operating in 17 states, the District of Columbia, and the United Arab Emirates (UAE). During fiscal 2011, we closed three Company-owned restaurants, one of each in Oak Park, IL, New York, NY, and Meadowbrook, MI. During the same fiscal year, three franchised restaurants closed, one of each in Florida, Illinois, and Massachusetts.

        Our restaurants offer innovative, savory, made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi® bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers. Our menu features high-quality sandwiches, freshly-tossed salads, breakfast wraps, Cosi® Squagels®, hot melts, flatbread pizzas, S'mores and other desserts, and a variety of coffees along with other soft drink beverages, bottled beverages including premium still and sparkling water, teas, alcoholic beverages, and other specialty coffees and beverages. Our restaurants offer lunch and afternoon coffee in a counter-service format, with most offering breakfast and/or dinner and dessert menus as well.

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

Critical Accounting Policies

        Our discussion and analysis of our consolidated financial condition and results of operations is based upon the consolidated financial statements and notes to the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

        We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during fiscal 2011.

        Long Lived Assets:    ASC 360-10-35 Property, Plant, & Equipment requires management judgments regarding the future operating and disposition plans for marginally-performing assets, and estimates of expected realizable values for assets to be sold. The application of this standard has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level periodically and record an impairment loss whenever we determine impairment factors are present. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. Restaurants are not considered for impairment during the "ramp-up" period before they enter the comparable restaurant base, unless specific circumstances warrant otherwise.

        Lease Termination Charges:    ASC 420-10-30 Exit or Disposal Cost Obligations requires companies to recognize a liability for the costs associated with an exit or disposal activity when the liability is incurred, rather than at the time of a commitment to an exit or disposal plan. For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management's judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord.

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

        Stock-Based Compensation Expense:    In accordance with ASC 718-10-25 Compensation—Stock Compensation we recognize stock-based compensation expense according to the fair value recognition provision, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation expense be recognized in the financial statements.

        We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant. The weighted average fair values of the stock options granted through 2005, the last time we issued stock options, were determined using the Black-Scholes option-pricing model.

        Income Taxes:    We have recorded a full valuation allowance to reduce our deferred tax assets that relate primarily to net operating loss carry-forwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carry-forwards based on the Company's operating results. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets.

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

Comparable Restaurant Sales

        In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during that period. At fiscal years ended January 2, 2012, December 27, 2010, and December 28, 2009, there were 80, 83, and 97, restaurants in our comparable restaurant base, respectively.

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

        General and Administrative Expenses.    General and administrative expenses include all corporate and administrative functions that support our restaurants and provide an infrastructure to operate our business. Components of these expenses include executive management costs; supervisory and staff salaries; non-field stock-based compensation expense; non-field bonuses and related taxes and employee benefits; travel; information systems; training; support center rent and related occupancy costs; and professional and consulting fees. The salaries, bonuses and employee benefits costs included in general and administrative expenses are generally more fixed in nature and do not vary directly with the number of restaurants we operate. Stock-based compensation expense includes the charges related to recognizing the fair value of stock options and restricted stock as compensation for awards to certain key employees and non-employee directors, except the costs related to stock-based compensation for restaurant employees which are included in restaurant labor and related benefits.

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

Results of Operations

        The following table sets forth our operating results as a percentage of total revenues, except where otherwise noted, for the periods indicated:

	Fiscal Year
	2011	2010	2009
Revenues:
Restaurant net sales	96.9%	97.2%	98.1%
Franchise fees and royalties	3.1	2.8	1.9

Total revenue	100.0	100.0	100.0

Cost and expenses:
Cost of food and beverage(1)	23.2	22.8	22.7
Restaurant labor and related benefits(1)	36.5	37.7	37.1
Occupancy and other restaurant operating expenses(1)	31.7	31.9	31.5

	91.4	92.4	91.3
General and administrative expenses	13.5	12.5	12.3
Depreciation and amortization	4.1	4.4	5.9
Provision for losses on asset impairments and disposals	0.4	0.7	1.3
Closed store costs	0.1	0.1	—
Lease termination expense	—	0.2	0.3
Gain on sale of assets	(0.1)	(4.7)	(0.1)

Total costs and expenses	106.4	102.9	109.4

Operating loss	(6.4)	(2.9)	(9.4)

Net loss	(6.4)	(2.9)	(9.4)

(1)
Expressed as a pecentage of restaurant net sales versus all other items expressed as a percentage of total revenue

Fiscal Year 2011 (53 weeks) compared to Fiscal Year 2010 (52 weeks)

Restaurant Net Sales

	Restaurant Net Sales
	(in thousands)	as a % of total revenues
Fiscal 2011	$98,920	96.9%
Fiscal 2010	$106,636	97.2%

        Restaurant net sales decreased by approximately $7.7 million, or 7.2%, in fiscal 2011 as compared to fiscal 2010 due to an approximately $4.2 million decrease in net sales from the thirteen Company-owned restaurants sold to a franchisee in the second quarter of fiscal 2010 and approximately $5.1 million decrease in net sales related to Company-owned restaurants closed during and subsequent to the first quarter of fiscal 2010, partially offset by the approximately $1.6 million, or 1.7%, increase in net sales in our comparable restaurant base. The increase in comparable net restaurant sales was comprised of 1.2% increase in average check and 0.5% increase in traffic. Excluding the fifty-third week's net restaurant sales of approximately $1.4 million, our comparable net restaurant sales increased by approximately $0.2 million, or 0.3%, during the first 52 weeks of fiscal 2011, as compared to fiscal 2010.

Franchise Fees and Royalties

	Franchise Fees and Royalties
	(in thousands)	as a % of total revenues
Fiscal 2011	$3,215	3.1%
Fiscal 2010	$3,063	2.8%

        Franchise Fees and Royalties:    Franchise fees and royalties increased by approximately $0.2 million, or 5.0%, during fiscal 2011, as compared to fiscal 2010, due to approximately $0.4 million increase in franchise royalties, partially offset by approximately $0.2 million in higher franchise fees recognized during fiscal 2010 resulting from canceled area development agreements. Excluding the additional week in fiscal 2011, franchise fees increased by approximately $0.1 million, or 3.6%, during the 52 weeks of fiscal 2011, as compared to fiscal 2010.

Costs and Expenses

	Cost of Food and Beverage
	(in thousands)	as a % of total revenues
Fiscal 2011	$22,902	23.2%
Fiscal 2010	$24,366	22.8%

        Cost of Food and Beverage:    The increase in cost of food and beverage, as a percentage of restaurant net sales, is due primarily to higher costs related to certain beverages and other commodities, the impact of higher fuel costs on distribution, and the shift in total menu mix resulting from an increase in sales of breakfast items which carry a higher cost of goods as a percentage of net sales, partially offset by the favorable impact of the price increases taken during fiscal years 2011 and 2010.

	Restaurant Labor and Related Benefits
	(in thousands)	as a % of total revenues
Fiscal 2011	$36,068	36.5%
Fiscal 2010	$40,161	37.7%

        Restaurant Labor and Related Benefits:    The decrease in restaurant labor and related benefits, as a percentage of restaurant net sales, is due primarily to savings realized from better deployment of labor hours during peak and non-peak hours of operation, savings realized on certain healthcare-related benefits, the leveraging effect of the increase in comparable restaurant net sales, and the favorable impact on labor of the price increases taken during fiscal years 2011 and 2010, partially offset by higher payroll taxes.

	Occupancy and Other Restaurant Operating Expenses
	(in thousands)	as a % of total revenues
Fiscal 2011	$31,330	31.7%
Fiscal 2010	$33,977	31.9%

        Occupancy and Other Restaurant Operating Expenses:    The decrease in occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, is due primarily to the leveraging effect of higher comparable restaurant net sales on the fixed portion of occupancy costs and the lower costs for repairs and maintenance of existing Company-owned restaurants, partially offset by higher costs for paper and packaging.

	General and Administrative Expenses
	(in thousands)	as a % of total revenues
Fiscal 2011	$13,824	13.5%
Fiscal 2010	$13,692	12.5%

        General and Administrative Expenses:    The increase in general and administrative expenses of approximately $0.1 million is due primarily to the higher legal fees and certain settlement-related costs, professional and board fees related to the chief executive officer search and certain other shareholder activities, as well as the higher advertising media expenses related to our marketing initiatives, partially offset by the lower costs for production materials, and the lower occupancy costs at our corporate headquarters resulting from a reduction of space in late 2010.

	Depreciation and Amortization
	(in thousands)	as a % of total revenues
Fiscal 2011	$4,230	4.1%
Fiscal 2010	$4,773	4.4%

        Depreciation and Amortization:    The decrease in depreciation and amortization expense is due primarily to the continued depreciation of our comparable restaurant base, the impact of impairments recorded during and subsequent to fiscal 2010, and the retirement of assets with approximately $3.0 million in book value as a result of the sale of the thirteen Company-owned restaurants in Washington, D.C. to a franchisee during the second quarter of fiscal 2010.

	Provision for Losses on Asset Impairments and Disposals
	(in thousands)	as a % of total revenues
Fiscal 2011	$431	0.4%
Fiscal 2010	$732	0.7%

        Provision for Losses on Asset Impairments and Disposals:    During fiscal years 2011 and 2010, we recorded a charge for impairments and disposals of assets of approximately $0.4 million and $0.7 million, respectively, related to underperforming restaurants. In addition, during fiscal 2010 we recorded impairments of approximately $0.1 million related to maintenance capital expenditures on previously impaired restaurants.

	Closed Store Costs
	(in thousands)	as a % of total revenues
Fiscal 2011	$61	0.1%
Fiscal 2010	$152	0.1%

        Closed Store Costs:    The closed store costs in each of the fiscal years 2011 and 2010 relate to two underperforming stores where we negotiated early exit agreements with the landlords and one underperforming location that closed at the expiration of the operating lease.

	Lease Termination Expense, net
	(in thousands)	as a % of total revenues
Fiscal 2011	$22	—
Fiscal 2010	$203	0.2%

        Lease Termination Expense, net:    The lease termination expenses during fiscal 2011 relate to adjustments to previously recorded expenses. The lease termination expenses during fiscal 2010 relate to one restaurant in the Midwest where we reached an early termination agreement with the landlord and one restaurant in the Seattle market where we assigned the lease in fiscal 2008 and reached an agreement with the landlord and the subtenant to terminate it in fiscal 2010.

	Gain on Sale of Assets
	(in thousands)	as a % of total revenues
Fiscal 2011	$149	0.1%
Fiscal 2010	$5,205	4.7%

        Gain on Sale of Assets:    During fiscal 2011, we recorded a gain related to the sale of two liquor licenses. During fiscal 2010, we recognized gain on the sale of assets of approximately $5.1 million due to the sale of the thirteen Company-owned restaurants in Washington, D.C. to a franchisee, as well as approximately $0.1 million gain on the sale of two liquor licenses.

	Interest Income		Interest Expense
	(in thousands)	as a % of total revenues	(in thousands)	as a % of total revenues
Fiscal 2011	—	—	$1	—
Fiscal 2010	$1	—	$4	—

        Interest Income and Expense:    During fiscal years 2011 and 2010, interest income and interest expense were insignificant.

	Other Income
	(in thousands)	as a % of total revenues
Fiscal 2011	$46	—
Fiscal 2010	$14	—

        Other Income:    During fiscal 2011 we recognized other income related to the receivable from the sale of the thirteen Company-owned restaurants in Washington, DC sold to a franchisee in fiscal 2010.

	Net Loss
	(in thousands)	as a % of total revenues
Fiscal 2011	$(6,539)	(6.4)%
Fiscal 2010	$(3,141)	(2.9)%

        Net Loss:    Excluding the approximately $5.1 million gain from the sale of the thirteen Company-owned restaurants in Washington, D.C. to a franchisee in fiscal 2010, our net loss decreased by approximately $1.7 million due primarily to a reduction in restaurant labor and related benefits expense and lower depreciation and amortization expense, partially offset by higher food and beverage costs.

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

        Gain on Sale of Assets.    During fiscal 2010, we recognized gain on the sale of assets of approximately $5.2 million due to the sale of the thirteen Company-owned restaurants in Washington, D.C. to a franchisee (see Note 13 to our fiscal 2010 consolidated financial statements) as well as the sale of two liquor licenses. During fiscal 2009, we recorded a gain related to the sale of four liquor licenses.

	Interest Income		Interest Expense
	(in thousands)	as a % of total revenues	(in thousands)	as a % of total revenues
Fiscal 2010	$1	—	$4	—
Fiscal 2009	$3	—	$4	—

        Interest Income and Expense.    During fiscals 2010 and 2009, both interest income and interest expense were insignificant.

	Other Income
	(in thousands)	as a % of total revenues
Fiscal 2010	$14	—
Fiscal 2009	$17	—

        Other Income.    During fiscals 2010 and 2009, other income was insignificant.

	Net Loss
	(in thousands)	as a % of total revenues
Fiscal 2010	$(3,141)	(2.9)%
Fiscal 2009	$(11,104)	(9.4)%

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

Liquidity and Capital Resources

        Cash and cash equivalents were approximately $7.2 million on January 2, 2012, compared with $10.3 million on December 27, 2010. We had negative working capital of approximately $3.2 million on January 2, 2012, compared with positive working capital of $1.1 million on December 27, 2010. The decrease in working capital as of January 2, 2012 is primarily due to the funding of the operating loss during fiscal 2011. Our principal requirements for cash in 2012 will be for working capital needs and routine maintenance of our existing restaurants.

        Net cash used in operating activities during fiscal 2011 was approximately $1.3 million compared with $4.0 million during fiscal 2010. The decrease in cash used in operating activities during fiscal 2011 was primarily the result of funding a lower year-over-year operating loss, adjusted for the gain on sale of restaurants and the non-cash components of net loss, as well as the receipt of payments on certain promissory notes and the timing of payments on certain obligations.

        Cash used in investing activities during fiscal 2011 was approximately $1.8 million compared with cash provided by investing activities in fiscal 2010 of approximately $5.3 million. The year-over-year increase in cash used in investing activities, adjusted for the proceeds from the sale of the thirteen Company-owned restaurants in the District of Columbia to a franchisee during fiscal 2010, is primarily due to higher capital expenditures for improvements at eleven Company-owned restaurants.

        No cash was used in or provided by financing activities during fiscal 2011. The cash provided by financing activities during fiscal 2010 of approximately $4.9 million was from proceeds associated with the shareholder rights offering and the private placement of shares to our executive officers and outside directors completed in January 2010.

        Although development of Company-owned restaurants is part of our long-term growth plan, we currently do not have any locations under development. However, we will continue to seek out and evaluate opportunities to develop new Company-owned locations in existing markets. We do expect to incur capital costs associated with the maintenance of existing Company-owned restaurants during fiscal 2012. As we currently have no credit facility or available line of credit, we expect to fund any required restaurant capital maintenance costs on existing Company-owned restaurants or required capital for new restaurant development, if any, from cash and cash equivalents on hand, expected cash flows generated by existing Company-owned restaurants, and expected franchise fees and royalties.

        We believe that our current cash and cash equivalents and the expected cash flows from Company-owned restaurant operations and expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and the maintenance of existing restaurants for the next twelve months. Our conclusion is based on our expected performance for fiscal 2012 and includes a sensitivity analysis that projects varying levels of decline in consumer demand. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance and the potential impact the current economic environment may have on consumer spending. In analyzing our capital cash outlays during fiscal years 2011 and 2010, 84.3% and 68.0%, respectively, of our capital expenditures were spent on improvements and repairs and maintenance associated with existing Company-owned locations. The balance of the capital cash outlays was spent on information technology related projects.

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

Selected Quarterly Financial Data

        Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All quarters in fiscal 2011 and 2010 include results for 13 weeks, with the exception of the fourth quarter of fiscal 2011 which includes 14 weeks. The unaudited selected quarterly results for fiscal 2011 and 2010 are shown below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except share data)
Fiscal 2011
Total revenues	$23,709	$26,897	$25,336	$26,193
Total costs and expenses	$25,859	$27,543	$26,837	$28,480

Net loss	$(2,140)	$(634)	$(1,491)	$(2,274)

Basic and diluted loss per share:	$(0.04)	$(0.01)	$(0.03)	$(0.04)

Fiscal 2010
Total revenues	$27,599	$29,622	$27,123	$25,355
Total costs and expenses	$30,652	$25,831	$28,229	$28,139

Net (loss) income	$(3,054)	$3,793	$(1,096)	$(2,784)

Basic and diluted (loss) income per share:	$(0.06)	$0.07	$(0.02)	$(0.05)

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

  •
  changes in demographic trends and consumer tastes and preferences, including changes resulting from concerns over nutritional or safety aspects of beef, poultry, produce or other foods or the effects of food-borne illnesses, such as E.coli, "mad cow disease" and avian influenza or "bird flu;"

  •
  competition in our markets, both in our existing business and locating suitable restaurant sites;

  •
  our operation and execution in new and existing markets;

  •
  expansion into new markets, including foreign countries;

  •
  our ability to attract and retain qualified franchisees and our frachisees' ability to open restaurants on a timely basis;

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

  •
  adverse economic conditions.

        The words "believe," "may," "will," "should," "anticipate," "estimate," "expect," "intend," "objective," "seek," "plan," "strive," "project" or similar words, or the negatives of these words, identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

Item 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our market risk exposures are related to our cash and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During fiscal 2011, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect during fiscal 2011 would not have resulted in a fluctuation of interest income. In fiscals 2010 and 2009, the interest income we earned was immaterial and we did not have any significant debt.

Foreign Currency Risk

        As of the end of fiscal 2011, all of our transactions are conducted, and our accounts are denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements are included in this item:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cosi, Inc.
Deerfield, Illinois

        We have audited the accompanying consolidated balance sheets of Cosi, Inc. as of January 2, 2012 and December 27, 2010 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cosi, Inc. at January 2, 2012 and December 27, 2010, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois
March 29, 2012

Cosi, Inc.

Consolidated Balance Sheets

As of January 2, 2012 and December 27, 2010

(dollars in thousands)

	January, 2 2012	December 27, 2010
Assets
Current assets:
Cash and cash equivalents	$7,222	$10,307
Accounts receivable, net	598	697
Notes receivable, current portion	448	506
Inventories	717	744
Prepaid expenses and other current assets	1,480	1,639

Total current assets	10,465	13,893
Furniture and fixtures, equipment and leasehold improvements, net	12,359	15,009
Notes receivable, net of current portion	762	1,195
Other assets	1,119	1,254

Total assets	$24,705	$31,351

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,717	$2,992
Accrued expenses	9,733	9,237
Deferred franchise revenue	61	61
Current portion of other long-term liabilities	195	545

Total current liabilities	13,706	12,835
Deferred franchise revenue	2,098	2,238
Other long-term liabilities, net of current portion	3,383	4,592

Total liabilities	19,187	19,665

Commitments and contingencies
Stockholders' equity:
Common stock—$.01 par value; 100,000,000 shares authorized, 52,967,365 and 51,682,891 shares issued, respectively	530	517
Additional paid-in capital	283,746	283,388
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(277,560)	(271,021)

Total stockholders' equity	5,518	11,686

Total liabilities and stockholders' equity	$24,705	$31,351

The accompanying notes are an intergral part of these consolidated financial statements.

Cosi, Inc

Consolidated Statements of Operations and Comprehensive Loss

For the Fiscal Years Ended January 2, 2012, December 27, 2010 and December 28, 2009

(dollars in thousands, except per share data)

	January, 2 2012	December 27, 2010	December 28, 2009
Revenues:
Restaurant net sales	$98,920	$106,636	$116,375
Franchise fees and royalties	3,215	3,063	2,198

Total revenues	102,135	109,699	118,573

Costs and expenses:
Cost of food and beverage	22,902	24,366	26,429
Restaurant labor and related benefits	36,068	40,161	43,151
Occupancy and other restaurant operating expenses	31,330	33,977	36,617

	90,300	98,504	106,197
General and administrative expenses	13,824	13,692	14,635
Depreciation and amortization	4,230	4,773	7,050
Restaurant pre-opening expenses	—	—	13
Provision for losses on asset impairments and disposals	431	732	1,530
Closed store costs	61	152	48
Lease termination expense, net	22	203	322
Gain on sale of assets	(149)	(5,205)	(102)

Total costs and expenses	108,719	112,851	129,693

Operating loss	(6,584)	(3,152)	(11,120)

Other income (expense):
Interest income	—	1	3
Interest expense	(1)	(4)	(4)
Other income	46	14	17

Total other income	45	11	16

Net loss and comprehensive loss	$(6,539)	$(3,141)	$(11,104)

Per Share Data:
Loss per share, basic and diluted	$(0.13)	$(0.06)	$(0.27)

Weighted average common shares outstanding	51,368,499	50,638,031	40,423,184

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Stockholders' Equity

For the Fiscal Years Ended January 2, 2012, December 27, 2010 and December 28, 2009

(dollars in thousands, except share data)

	Common Stock			Treasury Stock
	Number of Shares	Amount	Additional Paid In Capital	Shares of Treasury Stock	Amount Treasury Stock	Accumulated Deficit	Total
Balance, December 29, 2008	40,663,164	$407	$276,593	239,543	$(1,198)	$(256,776)	$19,026
Issuance of restricted stock, net of forfeitures	199,310	2	(2)				—
Stock-based compensation			1,003				1,003
Stock claim settlement			400				400
Net loss						(11,104)	(11,104)

Balance, December 28, 2009	40,862,474	$409	$277,994	239,543	$(1,198)	$(267,880)	$9,325
Issuance of common stock, net of issuance costs(1)	10,451,677	105	4,790				4,895
Issuance of restricted stock, net of forfeitures	368,740	3	(3)				—
Stock-based compensation			607				607
Net loss						(3,141)	(3,141)

Balance, December 27, 2010	51,682,891	$517	$283,388	239,543	$(1,198)	$(271,021)	$11,686
Issuance of restricted stock, net of forfeitures	1,284,474	13	(13)				—
Stock-based compensation			371				371
Net loss						$(6,539)	(6,539)

Balance, January 2, 2012	52,967,365	$530	$283,746	239,543	$(1,198)	$(277,560)	$5,518

(1)
Represents the proceeds net of issuance costs of approximately $273,000 from the shareholder rights offering and related private placement to directors and officers of the Company, completed in January 2010

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Cash Flows

For the Fiscal Years Ended January 2, 2012, December 27, 2010 and December 28, 2009

(in thousands)

	January 2, 2012	December 27, 2010	December 28, 2009
Cash flows from operating activities:
Net loss	$(6,539)	$(3,141)	$(11,104)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	4,230	4,773	7,050
Gain on sale of restaurants	—	(5,059)	—
Gain on sale of assets	(149)	(146)	(102)
Non-cash portion of asset impairments and disposals	431	732	1,530
Provision for bad debts	117	78	120
Stock-based compensation expense	371	607	1,003
Changes in operating assets and liabilities:
Accounts receivable	(19)	(237)	258
Notes receivable	492	(190)	(162)
Inventories	27	223	31
Prepaid expenses and other current assets	159	497	1,516
Other assets	40	130	144
Accounts payable and accrued expenses	1,180	(533)	(557)
Deferred franchise revenue	(140)	(308)	(88)
Lease termination reserve	(288)	(251)	(83)
Other liabilities	(1,230)	(1,138)	(746)

Net cash used in operating activities	(1,318)	(3,963)	(1,190)

Cash flows from investing activities:
Proceeds from sale of restaurants	—	6,400	—
Capital expenditures	(2,011)	(1,432)	(901)
Proceeds from sale of assets	244	186	219
Return of security deposits, net	—	163	—

Net cash (used in) provided by investing activities	(1,767)	5,317	(682)

Cash flows from financing activities:
Proceed from stock claim settlement	—	—	400
Proceeds from issuance of common stock	—	5,168	—
Common stock issuance costs	—	(273)	—
Principal payments on long-term debt	—	(21)	(38)

Net cash provided by financing activities	—	4,874	362

Net (decrease) increase in cash and cash equivalents	(3,085)	6,228	(1,510)
Cash and cash equivalents, beginning of year	10,307	4,079	5,589

Cash and cash equivalents, end of year	$7,222	$10,307	$4,079

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1	$4	$4

Corporate franchise and income taxes	$205	$234	$202

Supplemental disclosure of non-cash investing activities:

        In connection with the sale of the thirteen Company-owned restaurants in Washington, D.C. to a franchisee in fiscal 2010 an amended $1.0 million promissory note was issued (see Note 12 to our consolidated financial statements)

The accompanying notes are an integral part of these consolidated financial statements.

COSI, INC.

Notes to Consolidated Financial Statements

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

1. Organization and Summary of Significant Accounting Policies

Organization

        Cosi, Inc., a Delaware corporation, owns, operates, and franchises premium convenience dining restaurants which sell high-quality sandwiches, salads and coffees along with a variety of other soft drink beverages, teas, baked goods and alcoholic beverages. As of January 2, 2011 there were 80 Company-owned and 56 franchise restaurants operating in 17 states, the District of Columbia, and the United Arab Emirates (UAE).

Fiscal Year

        Our fiscal year ends on the Monday closest to December 31. Fiscal years ended January 2, 2012, December 27, 2010, and December 28, 2009 are referred to as fiscal 2011, 2010, and 2009, respectively. Fiscal year 2011 included 53 weeks while fiscal years 2010 and 2009 each included 52 weeks.

Basis of Presentation

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

        We consider all short-term investments with a maturity of three months or less from the date of purchase to be cash equivalents.

Concentration of Credit Risks

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. We place our cash deposits in Federal Deposit Insurance Corporation ("FDIC") insured financial institutions, US government and government sponsored agency securities, commercial paper and money market funds. Balances of cash deposits may, at times, exceed FDIC insured limits. We have never experienced losses related to these balances. All of our non-interest bearing cash balances were fully insured at January 2, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning with 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits

        Our accounts receivable consist principally of trade or "house" accounts representing corporate customers and amounts due from franchisees. We have established credit procedures and analyses to control the granting of credit to customers.

Accounts Receivable

        Trade accounts receivable are stated at net realizable value. The Company maintains a reserve for potential uncollectible accounts based on historical trends and known current factors impacting the Company's customers.

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

1. Organization and Summary of Significant Accounting Policies (Continued)

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

        In accordance with the provisions of the impairment or disposal subsections of ASC 360-10, Property, Plant & Equipment, long-lived assets held and used with a carrying amount of $1.1 million were written down to their fair value of $0.7 million, resulting in asset impairment and disposal charges of $0.4 million which were included in earnings for fiscal 2011. We considered all relevant valuation techniques that could be obtained without undue cost and effort, and concluded that the discounted cash flow approach continued to provide the most relevant and reliable means by which to determine fair value of the long-lived assets held and used.

Long-lived assets held and used	Total value at end of period	Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(in thousands)
January 2, 2012	$647	$—	$—	$647	$(431)

	$647	$—	$—	$647	$(431)

December 27, 2010	$552	$—	$—	$552	$(732)

	$552	$—	$—	$552	$(732)

December 28, 2009	$956	$—	$—	$956	$(1,530)

	$956	$—	$—	$956	$(1,530)

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

1. Organization and Summary of Significant Accounting Policies (Continued)

        The asset impairment charge during fiscal 2011 relates to six underperforming restaurants, three of which were impaired as a result of the short remaining lives of their operating leases. Two of the restaurants impaired during fiscal 2011 were also impaired in prior years. The asset impairment charge during fiscal 2010 relates to four underperforming restaurants, three of which were previously impaired, and to maintenance capital expenditures on previously impaired restaurants. Three of the impaired locations are in the Midwest and one is in the Northeast market. The impairment charge during fiscal 2009 relates to seven underperforming locations, three of which opened during fiscal 2006 and two that are located in the Detroit, Michigan market which was significantly impacted by the economic downturn.

Accounting for Lease Obligations

        We recognize rent expense on a straight-line basis over the lease term commencing on the date we take possession. We record landlord allowances as deferred rent in other long-term liabilities on the consolidated balance sheets and amortize them on a straight-line basis over the term of the related lease.

Lease Termination Charges

        Future store closings, if any, resulting from our decision to close underperforming locations prior to their scheduled lease expiration dates may result in additional lease termination charges. For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management's judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord. The Company recognizes costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan.

        The lease termination charges that we recorded in fiscal 2011 were insignificant and relate to adjustments on previously recorded lease termination charges. We incurred lease termination charges of approximately $0.2 million during fiscal 2010 related to one restaurant in the Midwest where we reached an early termination agreement with the landlord and one restaurant in the Seattle market where we assigned the lease in fiscal 2008 and reached an agreement with the landlord and subtenant to terminate it in fiscal 2010. We recorded lease termination charges of approximately $0.3 million during fiscal 2009 related primarily to an underperforming location in the Midwest where we reached an early exit agreement with the landlord and closed the location during the first quarter of fiscal 2009. We also incurred lease termination charges associated with our exercise of a provision in the lease for our support center allowing for a reduction in the leased office space.

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

1. Organization and Summary of Significant Accounting Policies (Continued)

        A summary of lease termination reserve activity is as follows:

	(in thousands)
Balance as of December 29, 2008	868
Charged to costs and expenses	322
Deductions and adjustments	(405	)(a)

Balance as of December 28, 2009	785
Charged to costs and expenses	203
Deductions and adjustments	(455	)(a)

Balance as of December 27, 2010	533
Charged to costs and expenses	22
Deductions and adjustments	(310	)(a)

Balance as of January 2, 2012	245

(a)
Deductions and adjustments include payments to landlords for lease obligations.

Other Liabilities

        Other liabilities consist of deferred rent, landlord allowances and accrued lease termination costs (see Note 11 to our consolidated financial statements).

Income Taxes

        We have recorded a full valuation allowance to reduce our deferred tax assets that relate primarily to net operating loss carryforwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carryforwards based on the Company's operating results. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets.

        As of January 2, 2012, we had net operating loss ("NOL") carryforwards of approximately $208.8 million for U.S. federal income tax purposes. Under the Internal Revenue Code, an "ownership change" with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income, possibly reducing the amount of cash available to the corporation to satisfy its obligations. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period. We do not believe that the rights offering and the related private placement of common stock that we completed in fiscal 2010 have triggered an ownership change. In addition a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

1. Organization and Summary of Significant Accounting Policies (Continued)

        We adopted ASC 740-10, Income Taxes, which prescribes a comprehensive financial statement model of how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. The standard requires that only income tax benefits that meet the "more likely than not" recognition threshold be recognized or continue to be recognized on the effective date. Initial recognition amounts would have been reported as a cumulative effect of a change in accounting principle.

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

Gain on Sale of Assets

        We recognized income from the sale of liquor licenses of approximately $0.1 million in each of fiscal years 2011, 2010 and 2009.

Gain on Sale of Restaurants

        We did not recognize any gain or loss on sale of restaurants in 2011. As a result of the sale of the thirteen Company-owned restaurants in Washington, D.C. to a franchisee during fiscal 2010, we recognized a gain on sale of restaurants of approximately $5.1 million, including approximately $0.3 million in unamortized landlord allowances and reversal of straight line rent expense. If the disbursement, either in full or in part, is made to us from the $0.6 million held in escrow, we will recognize an additional gain from the sales of these assets at that time. The balance in escrow will be paid to Cosi if the franchisee achieves a certain sales target at any time during the repayment period of the promissory note through 2016. Disbursement from the escrow, either in full or in part, is based on a formula that compares then-current

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

1. Organization and Summary of Significant Accounting Policies (Continued)

trailing twelve-month sales to a sales baseline and applies the resulting percentage to the escrow amount. The disbursement calculation can be applied up to three times at Cosi's sole discretion over the three year period. We did not recognize any gain on sale of restaurants during fiscal 2009.

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

Advertising Costs

        Domestic franchise-operated Cosi® restaurants contribute 1% of their sales to a national marketing fund and are also required to spend 1% of their sales on advertising in their local markets. Our international franchise-operated restaurants contribute 0.5% of their sales to an international marketing fund. The Company also contributes 1% of sales from Company-owned restaurants to the national marketing fund. The Company's contributions to the national marketing fund, as well as its own local market media costs, are recorded as part of occupancy and other restaurant operating expenses in the Company's consolidated statements of operations. Advertising costs are expensed as incurred and approximated $2.1 million, $2.4 million, and $2.0 million in fiscal years 2011, 2010, and 2009, respectively.

Net Loss Per Share

        Basic and diluted loss per common share is calculated by dividing the net loss by the weighted-average common shares outstanding during each period. As of January 2, 2012, December 27, 2010, and December 28, 2009 there were, respectively, 1,288,400, 205,050, and 87,200 unvested restricted shares of common stock outstanding and 164,282, 542,977, and 662,534 out-of-the-money stock options to purchase shares of common stock. There were no in-the-money stock options as of the end of fiscal years 2011, 2010, and 2009. The unvested restricted shares and the out-of-the-money stock options meet the requirements for participating securities but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. There were no unvested restricted stock units as of January 2, 2012, and 215,000 and 110,000 as of December 27, 2010 and December 28, 2009, respectively. The unvested stock units do not meet the requirements for participating securities and were not included in the computation of basic and diluted earnings per share.

Stock-Based Compensation

        In accordance with ASC 718-10-25, Compensation—Stock Compensation, we recognize stock-based compensation expense according to the fair value recognition provision which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation expense be recognized in the financial statements. In accordance with the standard, our stock-based compensation expense is recognized on a straight-line basis over the requisite

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

1. Organization and Summary of Significant Accounting Policies (Continued)

service period of the award, which is the vesting term. As a result, we recognized stock compensation expense of approximately $0.4 million, $0.6 million, and $1.0 million during fiscal years 2011, 2010, and 2009, respectively. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of the grant.

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

Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, "Presentation of Comprehensive Income." ASU 2011-05 eliminates the option to report other comprehensive income and its components in the consolidated statement of shareholder's equity and comprehensive income and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on our consolidated financial position or results of operations.

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

2. Accounts Receivable

        Accounts receivable consist of the following:

	January 2, 2012	December 27, 2010
	(in thousands)
Due from franchisees	$476	$329
Accounts receivable, trade	234	226
Other	142	287

Total receivables	852	842
Less: allowance for doubtful accounts	(254)	(145)

Accounts receivable, net	$598	$697

        A summary of the reserve for doubtful accounts follows:

(in thousands)
Balance as of December 29, 2008	26
Charged to costs and expenses	120
Deductions	(30	)(a)

Balance as of December 28, 2009	116
Charged to costs and expenses	78
Deductions	(49	)(a)

Balance as of December 27, 2010	145
Charged to costs and expenses	117
Deductions	(8	)(a)

Balance as of January 2, 2012	254

(a)
Recovery (write-off) of uncollectible accounts.

3. Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist of the following:

	January 2, 2012	December 27, 2010
	(in thousands)
Prepaid insurance	$1,326	$1,326
Other	154	313

Prepaid expenses and other current assets	$1,480	$1,639

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

4. Furniture and Fixtures, Equipment and Leasehold Improvements

        Furniture and fixtures, equipment and leasehold improvements consist of the following:

	January 2, 2012	December 27, 2010
	(in thousands)
Leasehold improvements	$33,250	$32,292
Restaurant equipment	16,125	15,924
Computer and telephone equipment	11,527	11,514
Furniture and fixtures	10,926	10,758
Vehicles	30	30

Total furniture and fixtures, equipment and leasehold improvements	71,858	70,518
Less accumulated depreciation and amortization	(59,499)	(55,509)

Furniture and fixtures, equipment and leasehold improvements, net	$12,359	$15,009

        Depreciation and amortization expense for fiscal years 2011, 2010, and 2009 was approximately $4.2 million, $4.8 million, and $7.1 million, respectively.

5. Other Assets

        Other assets consist of the following:

	January 2, 2012	December 27, 2010
	(in thousands)
Security deposits	709	711
Trademarks	195	195
Liquor licenses	99	193
Other	116	155

Total other assets	$1,119	$1,254

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

6. Accrued Expenses

        Accrued expenses consist of the following:

	January 2, 2012	December 27, 2010
	(in thousands)
Payroll and related benefits and taxes	$2,177	$1,713
Unredeemed gift cards/certificates	1,680	1,497
Insurance	1,389	1,278
Utilities	995	974
Taxes other than income taxes	816	762
Rent	569	597
Professional and legal	537	617
Deferred credits	420	471
Advertising	260	324
Other	890	1,004

Total accrued expenses	$9,733	$9,237

7. Income Taxes

        Significant components of our deferred tax assets, net of any deferred tax liabilities, are as follows:

	January 2, 2011	December 27, 2010
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$82,682	$73,678
Depreciation expense and impairment of long-lived assets	15,140	17,117
Contractual lease increases	1,311	1,699
Deferred franchise revenue	1,306	1,253
Stock-based compensation	1,137	1,041
Lease termination accrual	97	203
Accrued expenses	47	189
Allowance for doubtful accounts	101	40

Total deferred tax assets	101,821	95,220
Valuation allowance	(101,821)	(95,220)

Net deferred taxes	$—	$—

        As of January 2, 2012, we have federal net operating tax loss carryforwards (NOLs) of approximately $208.8 million which, if not used, will expire from 2016 through 2031. We have recorded a valuation

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

7. Income Taxes (Continued)

allowance to offset the benefit associated with the deferred tax assets described above due to the uncertainty of realizing the related benefits.

        Below is a reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before income taxes:

	January 2, 2012	December 27, 2010	December 28, 2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	4.6	3.0	3.0

	39.6	38.0	38.0
Less valuation allowance	(39.6)	(38.0)	(38.0)

Effective Tax Rate	0.0%	0.0%	0.0%

        Under the Internal Revenue Code, an "ownership change" with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period. We do not believe that the rights offering and the related private placement of common stock that we completed in fiscal 2010 have triggered an ownership change. In addition, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

8. Stockholders' Equity

Common Stock Purchase Rights

        On November 18, 2002, the Board of Directors resolved to adopt a Shareholders' Rights Plan ("Rights Plan"). At that time, the Board declared a dividend distribution of one right ("Right") for each share of common stock to shareholders of record on November 25, 2002. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of our preferred stock designated as Series D Preferred Stock at a price of $100 per one one-hundredth of a share. The Board of Directors also resolved to amend its certificate of incorporation, to designate 1,000,000 shares of Series D Preferred Stock for such issuance.

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

        If we are acquired in a merger or other business combination, or if more than 50% of our consolidated assets or earning power is sold after a person or group has become an acquiring person, proper provision

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

8. Stockholders' Equity (Continued)

will be made so that each holder of a share purchase right—other than share purchase rights beneficially owned by the acquiring person, which will thereafter be void—will have the right to receive, upon exercise of the share purchase right at the then current exercise price, the number of shares of common stock of the acquiring company which at the time of the transaction have a market value of two times the exercise price. If any person or group becomes an acquiring person, proper provision shall be made so that each holder of a share purchase right—other than share purchase rights beneficially owned by the acquiring person, which will thereafter be void—will have the right to receive upon exercise of the share purchase right at the then current exercise price, the number of shares of Series D preferred stock with a market value at the time of the transaction equal to two times the exercise price.

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

        Before the date the Rights are exercisable, the Rights may not be detached or transferred separately from the common stock. The Rights will expire in 2012, or, if the Rights become exercisable before 2012, at the close of business on the 90th day following such date the Rights become exercisable, provided that the Company's Board of Directors does not extend or otherwise modify the Rights. At any time on or prior to 10 business days following the time an acquiring person acquires beneficial ownership of 15% or more of the Company's outstanding voting common stock, the Company's Board of Directors may redeem the Rights in whole, but not in part, at a price of $.01 per Right. Immediately upon any Rights redemption, the exercised Rights terminate, and the holders will only be entitled to receive the redemption price.

        As of January 2, 2012, none of these stock purchase rights have been exercised.

Rights Offering and Private Placement of Common Stock

        On January 6, 2010, we completed a shareholders' rights offering to our shareholders of record as of November 9, 2009. We issued a total of 10,000,000 shares of our $0.01 par value common stock at a subscription price of $0.50 per share. In conjunction with the rights offering, our executive officers and outside directors purchased an aggregate 451,677 shares of our $0.01 par value common stock, at a subscription price of $0.50 per share, through a private placement. We received, in the aggregate, net proceeds of approximately $4.9 million from the rights offering and the private placement of common stock.

        We do not believe that the rights offering and the related private placement of common stock have triggered an ownership change which would generally occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period.

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

9. Stock-Based Employee Compensation

        We have had several long-term incentive compensation plans, including the Amended and Restated Cosi, Inc. Long-Term Incentive Plan, that provided for the granting of incentive and nonqualified stock options to employees. On May 2, 2005, the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the "Omnibus Plan") went into effect, superseding all prior long-term incentive plans. The Omnibus Plan provides for the issuance of restricted stock, restricted stock units, incentive and nonqualified stock options, and any other stock awards that may be payable in shares, cash, other securities, and any other form of property as may be determined by the Compensation Committee of our Board of Directors. The purpose of this plan is to attract and retain qualified individuals and to align their interest with those of stockholders by providing certain employees of Cosi, Inc. and its affiliates with the opportunity to receive stock-based and other long-term incentive grants. The terms and conditions of stock-based awards under the plans are determined by the Compensation Committee of the Board of Directors. The grants are issued at fair market value and generally vest over a period of four or five years. We currently account for stock option grants in accordance with ASC 718-10-25 Compensation—Stock Compensation.

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

        As of January 2, 2012, approximately 3.5 million shares of common stock, in the aggregate, were reserved for issuance under the Omnibus Plan and for outstanding grants under the prior long-term incentive plans.

        A summary of stock-based compensation follows:

	Fiscal Year
	2011	2010	2009
	(in thousands)
Stock option compensation expense	$—	$1	$41
Restricted stock compensation expense, net of forfeitures	371	606	962

Total non-cash, stock-based compensation expense, net of forfeitures	$371	$607	$1,003

        As of January 2, 2012, all compensation expenses related to stock options granted under the Company's various incentive plans have been recognized in full. In addition, as of January 2, 2012, there was approximately $0.9 million of total unrecognized compensation expense related to restricted stock shares granted under the Omnibus Plan. The expense related to restricted stock grants will be recognized on a straight-line basis from the date of each grant through fiscal 2016 and is recorded in general and administrative expenses in our consolidated statements of operations.

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

9. Stock-Based Employee Compensation (Continued)

        A summary of option activity for fiscal years 2011, 2010, and 2009 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 29, 2008	1,304,070	$7.60	1.7	$—
Granted	—	—
Exercised	—	—
Cancelled/Expired	(641,536)	$2.18		—

Outstanding as of December 28, 2009	662,534	$9.96	1.3	$—
Granted	—	—
Exercised	—	—
Cancelled/Expired	(119,557)	$11.20		—

Outstanding as of December 27, 2010	542,977	$9.70	1.6	$—
Granted	—	—
Exercised	—	—
Cancelled/Expired	(378,695)	$11.74		—

Outstanding as of January 2, 2012	164,282	$5.00	2.5	$—
Exercisable as of January 2, 2012	164,282	$5.00	2.5	$—

        No stock options were exercised during fiscal years 2011 and 2010 and no options vested during fiscal 2011. The aggregate fair value of options vested during fiscal 2010 was $0.03 million. As of last day of fiscal 2011, the stock options had no intrinsic value as they were all out-of-the-money.

	Options	Weighted average exercise price
Total exercisable at the end of the year:
As of January 2, 2012	164,282	$5.00

As of December 27, 2010	542,977	$9.70

As of December 28, 2009	656,973	$9.99

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

9. Stock-Based Employee Compensation (Continued)

        The following table summarizes information about stock options outstanding at January 2, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.63 - $4.62	17,869	1.9	$3.66	17,869	$3.66
$4.63 - $4.72	64,978	2.5	4.70	64,978	4.70
$4.73 - $5.18	16,161	2.5	4.90	16,161	4.90
$5.19 - $5.59	28,410	2.7	5.21	28,410	5.21
$5.60 - $6.94	36,864	2.6	6.05	36,864	6.05

	164,282	2.5	$5.00	164,282	$5.00

        During fiscal 2011, pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 1,198,000 restricted stock shares and 100,000 stock units to key employees. During fiscal 2010, we granted and issued 238,250 restricted stock shares and 200,000 restricted stock units to key employees. The vesting of the shares and stock units granted during fiscal years 2011 and 2010 occurs as follows, except where provided differently in the following paragraphs: (i) 20% of the stock shares and stock units vested on the grant date, and (ii) an additional 20% of the stock shares and stock units will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares and the stock units for the grants made during fiscal years 2011 and 2010, based on the closing price of our common stock on the date of the grants, was approximately $0.9 million and $0.4 million, respectively. During fiscal years 2011 and 2010, previously issued shares and units of restricted common stock of 242,400 and 21,950, respectively, were forfeited. The value of the forfeited shares and units of restricted common stock, based on the closing price of our common stock on the dates of the grants, was approximately $0.06 million and $0.04 million in fiscal years 2011 and 2010, respectively.

        Pursuant to the terms of the employment agreement entered into by the Company and Carin L. Stutz, dated December 12, 2011, in which Ms. Stutz agreed to serve as the Company's Chief Executive Officer and President, and in accordance with the Omnibus Plan, we granted to Carin L. Stutz on January 1, 2012 as long-term incentive compensation, restricted stock grant of 1,000,000 shares of restricted stock subject to the following vesting schedule:

  •
  20% upon the occurrence of both of the following conditions: (1) Ms. Stutz shall have been continuously employed by the Company for at least one year, and (2) the closing price of the Company's common stock shall have exceeded $1.25 (as adjusted for stock splits or similar events) for a period of 30 consecutive trading days;

  •
  20% upon the occurrence of both of the following conditions: (1) Ms. Stutz shall have been continuously employed by the Company for at least two years, and (2) the closing price of the Company's common stock shall have exceeded $2.00 (as adjusted for stock splits or similar events) for a period of 30 consecutive trading days;

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

9. Stock-Based Employee Compensation (Continued)

  •
  20% upon the occurrence of both of the following conditions: (1) Ms. Stutz shall have been continuously employed by the Company for at least three years, and (2) the closing price of the Company's common stock shall have exceeded $2.75 (as adjusted for stock splits or similar events) for a period of 30 consecutive trading days;

  •
  20% upon the occurrence of both of the following conditions: (1) Ms. Stutz shall have been continuously employed by the Company for at least four years, and (2) the closing price of the Company's common stock shall have exceeded $3.50 (as adjusted for stock splits or similar events) for a period of 30 consecutive trading days; and

  •
  20% upon the occurrence of both of the following conditions: (1) Ms. Stutz shall have been continuously employed by the Company for at least five years, and (2) the closing price of the Company's common stock shall have exceeded $4.50 (as adjusted for stock splits or similar events) for a period of 30 consecutive trading days.

        So long as the time vesting condition has been satisfied, the performance vesting condition may be satisfied at any time provided Ms. Stutz remains continuously employed by the Company through and including the vesting date. During the term of her employment, Ms. Stutz is required to retain at least 50% of all shares granted as part of the annual bonus and the long-term incentive award.

        Pursuant to the terms of the employment agreement entered into by the Company and Stephen F. Edwards, dated December 12, 2011, in which Mr. Edwards agreed to serve as the Company's new Executive Chairman of the Board, we granted to Stephen F. Edwards on January 1, 2012, as long-term incentive compensation, restricted stock grant of 100,000 shares of restricted stock that will vest at a rate of 25,000 shares every three months.

        The following tables summarize the Company's restricted stock activity:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested at December 29, 2008	164,050	$5.31

Granted	205,310	0.65
Vested	276,160	2.35
Forfeited / Canceled	(6,000)	7.26

Non-vested at December 28, 2009	87,200	$5.35

Granted	390,690	0.87
Vested	250,890	2.04
Forfeited / Canceled	(21,950)	1.57

Non-vested at December 27, 2010	205,050	$1.27

Granted	1,326,874	0.80
Vested	201,124	1.24
Forfeited / Canceled	(42,400)	1.89

Non-vested at Janaury 2, 2012	1,288,400	$0.77

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

9. Stock-Based Employee Compensation (Continued)

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at December 29, 2008	265,000	3.24

Granted	—	—
Vested	155,000	—
Forfeited	—	—

Non-vested at December 28, 2009	110,000	3.24

Granted	200,000	0.91
Vested	95,000	2.26
Forfeited	—	—

Non-vested at December 27, 2010	215,000	$1.51

Granted	100,000	1.45
Vested	115,000	2.12
Forfeited	(200,000)	1.13

Non-vested at January 2, 2012	—	$—

        Included in the restricted stock activity table above are 128,874, 152,440, and 195,310 shares issued during fiscal years 2011, 2010, and 2009, respectively, to members of the Board of Directors pursuant to the Cosi Non-Employee Director Stock Incentive Plan and the Omnibus Plan. These shares had an aggregate value of approximately $0.1 million at the time of issuance in all three fiscal years and vested upon issuance.

10. Defined Contribution Plan

        We have a 401(k) Plan (the "Plan") for all qualified employees. The Plan provides for a matching employer contribution of 50% up to the first 4% of the employees' deferred savings. The employer contributions made during the employee's first year of employment vest upon the completion of one year of employment. Employer contributions made subsequent to the first year of employment vest immediately. The deferred amount cannot exceed 20% of an individual participant's compensation in any calendar year. Our contributions to the Plan were approximately $0.1 million and $0.04 million for fiscal years 2011 and 2009. During fiscal years 2009 and 2010, as part of various cost containment initiatives, we suspended the employer matching contribution to the Plan. We reinstated the employer matching contribution subsequent to fiscal 2010.

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

11. Commitments and Contingencies

Commitments

        As of January 2, 2012, we are committed under lease agreements expiring through 2021 for occupancy of our retail restaurants and for office space at the following minimum annual rentals:

Fiscal Year	Amount
(in thousands)
2012	$12,994
2013	10,945
2014	8,987
2015	7,370
2016	4,441
Thereafter	2,058

$46,795

        Amounts shown are net of approximately $0.8 million of sublease rental income under non-cancelable subleases. Rental expense for fiscal years 2011, 2010, and 2009 totaled $13.1 million, $14.2 million, and $15.0 million, respectively. Certain lease agreements have renewal options ranging from 3 years to 5 years. In addition, certain leases obligate us to pay additional rent if restaurant sales reach certain minimum levels (percentage rent). Amounts incurred under these additional rent provisions and agreements were approximately $0.2 million in each of the fiscal years 2011, 2010, and 2009.

        Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the respective leases from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in other liabilities in the accompanying consolidated balance sheets and totaled $2.6 million, $3.6 million, and $4.4 million as of the end of fiscal years 2011, 2010, and 2009, respectively.

        Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other long-term liabilities in the accompanying consolidated balance sheets for fiscal years 2011, 2010, and 2009 were landlord allowances of $0.7 million, $0.9 million, and $1.2 million, respectively.

        As of January 2, 2012, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of "Other Assets" in the accompanying consolidated balance sheets.

        The lease termination charges during fiscal 2011 were immaterial. We recorded lease termination charges of approximately $0.2 million during fiscal 2010 related to one restaurant in the Midwest where we reached an early termination agreement with the landlord and one restaurant in the Seattle market where we assigned the lease in fiscal 2008 and reached an agreement with the landlord and subtenant to terminate it in fiscal 2010. We recorded lease termination charges of approximately $0.3 million during fiscal 2009 related primarily to an underperforming location in the Midwest where we reached an early exit

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

11. Commitments and Contingencies (Continued)

agreement with the landlord and closed the location during the first quarter of fiscal 2009. We also incurred lease termination charges associated with our exercise of a provision in the lease for our support center allowing for a reduction in the leased office space.

        As of January 2, 2012, future minimum lease payments related to restaurants that have been closed or locations with subleased spaces are approximately $2.9 million, before expected sublease payments, with remaining lease terms ranging from one to seven years. For each of these locations, a lease termination reserve has been established based upon management's estimate of the cost to exit the lease or the time it would take to enter into a new sublease. The accompanying consolidated balance sheets include a liability of $0.2 million in accrued lease termination costs with a current portion of $0.01 as of January 2, 2012 and $0.5 million with a current portion of $0.3 million as of December 27, 2010.

        During fiscal 2008, we entered into a settlement agreement involving a claim from a former employee. The settlement agreement requires us to pay $0.3 million in an initial payment during the first quarter of fiscal 2009 and another $1.0 million in the aggregate in non-interest bearing monthly installments thereafter through March 2012. The remaining balance of this settlement is approximately $0.08 million and $0.4 million as of the last day of fiscal years 2011 and 2010, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

        During fiscal 2009, we entered into a settlement agreement involving a customer claim alleging damages under the American with Disabilities Act with regard to access at our restaurants. The settlement requires us to pay $0.08 million in the aggregate in non-interest bearing quarterly installments commencing in fiscal 2010 through November 2012. The amount of this settlement is included in accrued liabilities in the accompanying consolidated balance sheets.

Purchase Commitments

        We have agreements with some of the nation's largest food, paper, and beverage manufacturers in the industry. This enables us to provide our restaurants with high quality proprietary food products and non-food items at competitive prices. We source and negotiate prices directly with these suppliers and distribute these products to our restaurants primarily through a national network that consists of some of the nation's largest independent distributors. These primary suppliers and independent distributors have parallel facilities and systems to minimize the risk of any disruption of our supply chain. We do not utilize a commissary system. Our inventory control system allows each restaurant to place orders electronically with our master distributor and then transmits the invoices electronically to our accounts payable system.

        We have an agreement with Distribution Market Advantage, Inc. ("Distribution Marketing Advantage") that provides us access to a national network of independent distributors. Under this agreement the independent distributors supply us with approximately 79% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers. This agreement was renegotiated and has been extended through December 2013.

        We have a long-term beverage marketing agreement with the Coca-Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased. Effective January 1, 2011, the beverage marketing agreement with the Coca-Cola Company was amended to provide for additional products as well as higher marketing allowances based on purchases.

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended January 2, 2012, December 28, 2009 and December 29, 2008

11. Commitments and Contingencies (Continued)

        In October 2010, we entered into an agreement to purchase all contracted coffee products through a single supplier, Royal Cup Coffee, Inc. This agreement expires in October 2015.

Self-Insurance

        We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years' claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. During fiscal years 2011, 2010, and 2009, we did not exceed this pre-determined maximum. For our 2012 plan year, this pre-determined dollar amount is $1.8 million. Health insurance expense for fiscal years 2011, 2010, and 2009 was $1.3 million, $1.4 million, and $1.8 million, respectively. The balance in the self-insurance reserve account was approximately $0.2 million at January 2, 2012 and December 27, 2010.

Litigation

        From time to time, we are a defendant in litigation arising in the ordinary course of our business. As of the date of this report, there are no legal proceedings that would require accrual or disclosure under ASC 450.

12. Amended Cosi Note Payment Schedule

        On April 27, 2010, we completed the sale of thirteen restaurants and related assets in the Washington, D.C. market to Capitol C Restaurants LLC ("Capitol C") for $8.35 million. Under the terms of the Asset Purchase and Sale Agreement, $6.4 million of the purchase price was paid in cash at closing and $1.35 million was due to Cosi under a subordinated secured promissory note in 120 weekly installments, commencing January 2011, based on a percentage of net sales, with a final balloon payment for the balance of the note due on May 2013. The balance of $0.6 million is being held in escrow and is to be paid to Cosi if Capitol C achieves a certain sales target at any time during the three-year period following the closing date of the transaction. Disbursement from the escrow, either in full or in part, is based on a formula that compares then-current trailing twelve-month sales to a sales baseline and applies the resulting percentage to the escrow amount. The disbursement calculation can be applied up to three times at Cosi's sole discretion over the three year period.

        On December 7, 2011, we entered into an agreement with Capitol C whereby we amended the payment terms of the promissory note and extended the timeframe of the recapture period for the $0.6 million held in escrow in connection with Capital C's refinance. Per the amended note, the outstanding balance of $1,000,000 as of the end of fiscal 2011 will be paid by Capitol C in equal quarterly installments of $62,500, including principal and interest, starting on March 31, 2012 through June 30, 2016. Interest at an annual rate of Prime Rate plus 2% shall accrue on the outstanding balance of the note commencing from and after May 6, 2013 and until paid in full. The recapture period for the $0.6 million held in escrow was extended to the date that the promissory note is paid in full.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the fiscal year covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        We are responsible for the preparation and integrity of the consolidated financial statements appearing in this our Annual Report on Form 10-K. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management's estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the financial statements.

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

        The Audit Committee of the Board of Directors, on behalf of the stockholders, oversees management's financial reporting responsibilities. The Audit Committee, which is composed solely of independent outside directors, meets periodically with the independent auditors, management and our Director of Internal Audit to review matters relating to financial reporting, internal accounting controls and auditing. The independent registered public accountants, the Director of Internal Audit and our Chief Compliance Officer advise the Audit Committee of any significant matters resulting from their audits or reviews and have free access to the Audit Committee without management being present. The Chief Compliance Officer, the independent registered public accountants and the Director of Internal Audit have free and full access to senior management and the Audit Committee at any time.

        We assessed the effectiveness of the Company's system of internal control over financial reporting as of January 2, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated

Framework. We have concluded that, as of January 2, 2012, the Company's system of internal control over financial reporting was effective.

        We are not required to, nor did we, engage an independent registered public accounting firm to perform an audit of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 2, 2012, to which this report relates, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item will be set forth in our definitive proxy statement for our Annual Meeting of Stockholders expected to be held on May 29, 2012 (the "Proxy Statement") and is incorporated herein by reference.

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

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements: The following consolidated financial statements are included in Item 8 herein:

Report of BDO USA, LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 2, 2012 and December 27, 2010
Consolidated Statements of Operations and Comprehensive Loss for the Fiscal Years Ended January 2, 2012, December 27, 2010, and December 28, 2009
Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended January 2, 2012, December 27, 2010, and December 28, 2009
Consolidated Statements of Cash Flows for the Fiscal Years Ended January 2, 2012, December 27, 2010, and December 28, 2009
Notes to Consolidated Financial Statements for the Fiscal Years Ended January 2, 2012, December 27, 2010, and December 28, 2009
(b)
Exhibits: The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index, which is incorporated into this item by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSI, INC.
By:	/s/ WILIAM KOZIEL William Koziel Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date:	March 29, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN F. EDWARDS Stephen F. Edwards	Executive Chairman of the Board	March 29, 2012
/s/ CARIN L. STUTZ Carin L. Stutz	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2012
/s/ WILLIAM E. KOZIEL William E. Koziel	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2012
/s/ MARK DEMILIO Mark Demilio	Director	March 29, 2012
/s/ CREED L. FORD III Creed L. Ford III	Director	March 29, 2012
/s/ ROBERT MERRITT Robert Merritt	Director	March 29, 2012
/s/ MICHAEL O'DONNELL Michael O'Donnell	Director	March 29, 2012
/s/ KARL S. OKAMOTO Karl S. Okamoto	Director	March 29, 2012

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
2.1	Merger Agreement by and among Xando, Incorporated, Xando Merger Corp. and Cosi Sandwich Bar, Inc. dated as of October 4, 1999 (Filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1, file #333-86390).
3.1	Amended and Restated Certificate of Incorporation of Cosi, Inc. (Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the period ended December 30, 2002).
3.2	Amended and Restated By-Laws of Cosi, Inc. (Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2007).
4.1	Form of Certificate of Common Stock (Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, file #333-86390).
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
4.6
Amendment dated as of January 6, 2010, to Rights Agreement dated as of November 21, 2002, between Cosi, Inc. and American Stock Transfer Company, as rights agent (Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 6, 2010).
10.1	Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (Filed as Exhibit C to the Company's Proxy Statement on Schedule 14A filed on March 31, 2005, file #000-50052.
10.2	Cosi Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, file #333-86390).
10.3	Cosi Non-Employee Director Stock Incentive Plan (Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, file #333-86390).
10.4	Cosi Sandwich Bar, Inc. Incentive Stock Option Plan (Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, file #333-86390).
10.5.1	Terms of Employment between Cosi, Inc. and William E. Koziel, effective as of August 17, 2005 as described in the Company's Current Report on Form 8-K (Filed on August 23, 2005).
10.5.2	Employment agreement, dated as of September 15, 2007 by and between the Company and James F. Hyatt (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 18, 2007).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.5.3	General Separation and Release Agreement by and between the Company and Christopher Ames, dated August 26, 2008 (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2008).
10.5.4
General Separation and Release Agreement by and between the Company and Christopher Carroll, dated August 26, 2008 (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2008).
10.5.5
Form of Indemnification Agreement, dated as of December 19, 2008 by and between the Directors and Officers of the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 18, 2008).
10.5.6
Change in Control Severance Agreement, dated as of December 18, 2008 by and between William Koziel and the Company (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 18, 2008).
10.5.7
Change in Control Severance Agreement, dated as of December 18, 2008 by and between Vicki Baue and the Company (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 18, 2008).
10.5.8
Change in Control Severance Agreement, dated as of December 18, 2008 by and between Paul Bower and the Company (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 18, 2008).
10.5.9
Change in Control Severance Agreement, dated as of December 18, 2008 by and between Becky Iliff and the Company (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 18, 2008).
10.5.10
First Amendment to Employment Agreement, dated as of December 18, 2008 by and between the Company and James Hyatt (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, dated December 18, 2008).
10.5.11
Form of Purchase Agreement, dated as of September 28, 2009, for Jim Hyatt, Bill Koziel, Vicki Baue, Paul Bower, Becky Iliff, Maggie Martensen, Bob Merritt, Creed Ford, Mark Demilio, Karl Okamoto and Mike O'Donnell (Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Commission File No. 333-162233)).
10.5.12
General Separation and Release Agreement by and between the Company and James F. Hyatt, dated August 31, 2011 (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 1, 2011).
10.5.13	Employment Agreement, dated as of September 23, 2011 by and between the Company and Mark Demilio, (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A, dated September 23, 2011).
10.5.14	Compensatory Agreement, dated as of September 22, 2011 by and between Cosi, Inc. and William E. Koziel, (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 23, 2011).
10.5.15	Employment Agreement, dated as of December 12, 2011 by and between the Company and Carin L. Stutz, (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 14, 2011).
10.5.16	Agreement, dated as of December 12, 2011 by and between the Company and Stephen F. Edwards, (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 14, 2011).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.6.1	Foodservice Distribution Agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of November 1, 2005.(1)
10.6.2
Amendment to Foodservice Distribution agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of May 28, 2010, (Filed as Exhibit 10.6.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2010).
10.7.1	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10.7.2	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10.8	Form of Senior Secured Note and Warrant Purchase Agreement (Filed as Exhibit 10.7 to the Company's Registration on Form S-1, file #333-86390).
10.9	Securities Purchase Agreement dated as of April 27, 2004 (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated April 28, 2004).
10.10	Form of Restricted Stock Award Agreement (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 6, 2005).
10.11
Asset Purchase and Sale Agreement, dated April 27, 2010, by and among Cosi, Inc., Cosi Sandwich Bar, Inc., Capitol C Holdings LLC and Capitol C Restaurants LLC. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated April 30, 2010)
16
Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of August 13, 2004, acknowledging its agreement with the statements made in Current Report on Form 8-K (Filed as Exhibit 16 to the Company's Current Report on Form 8-K, dated August 13, 2004).
21	Subsidiaries of Cosi, Inc. (Filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1, file #333-86390)
31.1	Filed herewith Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Filed herewith Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
101	The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of January 2, 2012 and December 27, 2010, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended January 2, 2012, December 27, 2010, and December 28, 2009, (iii) Consolidated Statements of Shareholders' Equity for the years ended January 2, 2012, December 27, 2010, and December 28, 2009, (iv) Consolidated Statements of Cash Flows for the years ended January 2, 2012, December 27, 2010, and December 28, 2009, and (v) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be "furnished" and not "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(1)
Portions of Exhibit 10.6.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.