Form 10-Q
period 2012-04-02
COSI INC
filed 2012-05-17
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2012

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

Number of shares of Common Stock, $.01 par value, outstanding at May 14, 2012: 52,967,165

COSI, INC.

Index to Form 10-Q

For the three-month period ended April 2, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Cosi, Inc.

Consolidated Balance Sheets

As of April 2, 2012 and January 2, 2012

(dollars in thousands, except share and per share data)

	April 2,	January 2,
	2012	2012
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,813	$7,222
Accounts receivable, net	631	598
Notes receivable, current portion	443	448
Inventories	732	717
Prepaid expenses and other current assets	1,351	1,480
Total current assets	7,970	10,465

Furniture and fixtures, equipment and leasehold improvements, net	11,612	12,359
Notes receivable, net of current portion	677	762
Other assets	1,109	1,119
Total assets	$21,368	$24,705

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,711	$3,717
Accrued expenses	7,541	9,733
Deferred franchise revenue	61	61
Current portion of other long-term liabilities	187	195
Total current liabilities	11,500	13,706

Deferred franchise revenue	2,173	2,098
Other long-term liabilities, net of current portion	3,199	3,383
Total liabilities	16,872	19,187

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value; 100,000,000 shares authorized, 52,967,165 and 52,967,365 shares issued, respectively	530	530
Additional paid-in capital	283,852	283,746
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(278,688)	(277,560)
Total stockholders’ equity	4,496	5,518
Total liabilities and stockholders’ equity	$21,368	$24,705

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Three Month Periods Ended April 2, 2012 and March 28, 2011

(dollars in thousands, except share and per share data)

	Three Months Ended
	April 2,	March 28,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$23,921	$23,005
Franchise fees and royalties	752	704
Total revenues	24,673	23,709

Costs and expenses:
Cost of food and beverage	5,566	5,296
Restaurant labor and related benefits	8,815	8,742
Occupancy and other restaurant operating expenses	7,686	7,703
	22,067	21,741
General and administrative expenses	2,779	3,056
Depreciation and amortization	994	1,065
Closed store costs	—	21
Lease termination expense	(28)	17
Gain on sale of assets	—	(41)
Total costs and expenses	25,812	25,859
Operating loss	(1,139)	(2,150)

Other income	11	10

Net loss and comprehensive loss	$(1,128)	$(2,140)

Per Share Data:
Loss per share, basic and diluted	$(0.02)	$(0.04)

Weighted average shares outstanding:	51,456,844	51,254,279

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended April 2, 2012

(unaudited)

(dollars in thousands, except share data)

	Common Stock			Treasury Stock
			Additional
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, January 2, 2012	52,967,365	$530	$283,746	239,543	$(1,198)	$(277,560)	$5,518

Forfeiture of restricted stock	(200)	—	—				—
Stock-based compensation	—		106				106
Net loss						(1,128)	(1,128)
Balance, April 2, 2012	52,967,165	$530	$283,852	239,543	$(1,198)	$(278,688)	$4,496

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Cash Flows

For the Three Month Periods Ended April 2, 2012 and March 28, 2011

(dollars in thousands)

	April 2,	March 28,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,128)	$(2,140)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	994	1,065
Gain on sale of assets	—	(41)
Provision for bad debts	14	37
Stock-based compensation expense	106	144
Changes in operating assets and liabilities:
Accounts receivable	(46)	(49)
Notes receivable	89	70
Inventories	(16)	13
Prepaid expenses and other current assets	129	179
Other assets	10	8
Accounts payable and accrued expenses	(2,205)	224
Deferred franchise revenue	75	—
Lease termination reserve	(28)	(53)
Other long-term liabilities	(156)	(282)
Net cash used in operating activities	(2,162)	(825)

Cash flows from investing activities:
Capital expenditures	(247)	(264)
Proceeds from sale of assets	—	66
Net cash used in investing activities	(247)	(198)

Net decrease in cash and cash equivalents	(2,409)	(1,023)
Cash and cash equivalents, beginning of period	7,222	10,307
Cash and cash equivalents, end of period	$4,813	$9,284

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$5	$20

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

The balance sheet at January 2, 2012 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three-month periods ended April 2, 2012 and March 28, 2011 are not indicative of the results for the full fiscal year.

This Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 2, 2012, as filed with the Securities and Exchange Commission (“SEC”).

There have been no material changes to our significant accounting policies and estimates from the information provided in Note 1 of our consolidated financial statements included in our Form 10-K for the fiscal year ended January 2, 2012.

Note 2 — Stock-Based Compensation Expense

A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended
	(in thousands)
	April 2, 2012	March 28, 2011

Restricted stock compensation expense, net of forfeitures	106	144
Total non-cash, stock-based compensation expense, net of forfeitures	$106	$144

As of April 2, 2012, there was approximately $0.9 million of total unrecognized compensation expense related to restricted stock shares granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”). The expense related to these grants is being recognized on a straight-line basis from the date of each grant through fiscal 2016.

We did not grant any shares of restricted stock during the first quarter of fiscal 2012. Pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 98,000 restricted stock shares and 100,000 restricted stock units to key employees during the first quarter of fiscal 2011. The vesting of these grants occurs as follows: (i) 20% of the

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

stock shares and stock units vested on the grant date, and (ii) an additional 20% of the stock shares and stock units vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares and the stock units for the grants made during the first quarter of fiscal 2011, based on the closing price of our common stock on the date of the grants, was approximately $0.3 million.

Stock-based compensation expense, net of forfeitures, relating to grants for restricted stock shares of approximately $0.1 million is included in the accompanying consolidated statements of operations for each of the quarters ended April 2, 2012 and March 28, 2011.

During the first quarter of fiscal years 2012 and 2011, 200 and 42,000 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was immaterial in the first quarter of 2012 and approximately $0.1 million in the first quarter of 2011. The amount of the reversal of the previously amortized costs related to the forfeited shares reflected in the accompanying consolidated statements of operations for the three-month periods ended April 2, 2012 and March 28, 2011 was immaterial.

Note 3 — Earnings Per Share

Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. As of April 2, 2012 and March 28, 2011, there were, respectively, 1,207,950 and 190,800 unvested restricted shares of common stock outstanding and 161,709 and 447,342 out-of-the-money stock options to purchase shares of common stock. There were no in-the-money stock options as of the end of first quarter of fiscal years 2012 and 2011. The unvested restricted shares and the out-of-the-money stock options meet the requirements for participating securities but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. There were no unvested restricted stock units as of April 2, 2012 and 255,000 as of March 28, 2011. The unvested stock units do not meet the requirements for participating securities and were not included in the computation of basic and diluted earnings per share.

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

We did not record any asset impairment charges during the first quarter of fiscal years 2012 and 2011.

Note 5 - Lease Termination Costs

We recorded a lease termination benefit adjustment of approximately $0.03 million during the first quarter of fiscal 2012 related to previously-recorded subtenant lease expenses. We incurred a lease termination charge of approximately $0.02 million during the first quarter of fiscal 2011 related to additional costs associated with our exercise of an option in the lease to surrender part of the office space at our Corporate Headquarters during

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

the fourth quarter of 2010.

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

As of January 2, 2012, we had net operating loss (“NOL”) carryforwards of approximately $208.8 million for U.S. federal income tax purposes. Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income, possibly reducing the amount of cash available to the corporation to satisfy its obligations. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period. We do not believe that the rights offering that we filed during our first quarter of fiscal 2010 has triggered an ownership change. In addition, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets. The purchase of shares of our common stock pursuant to the registration statement that we filed on April 12, 2012 for a rights offering to our existing shareholders may trigger an ownership change with respect to our stock (see Note 8).

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

Note 8 — Subsequent Event

On April 12, 2012, we filed a registration statement on Form S-1 with the Securities and Exchange Commission for a rights offering to our existing stockholders. We plan to make the rights offering through the distribution of non-transferable subscription rights to purchase shares of our common stock, par value $0.01 per share, at a subscription price of $0.65 per share and subject to an aggregate ownership limitation equal to 19.9% of our issued and outstanding common stock. Assuming all the shares of common stock offered are sold, the gross proceeds from the rights offering will be approximately $15 million. We are conducting the rights offering to raise capital that we intend to use for growth and general corporate purposes, which may include, but are not limited to, working capital and capital expenditures.

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

In conjunction with the rights offering, all of our executive officers and outside directors have agreed to purchase shares that are subject to their basic subscription privilege, at the same subscription price offered to stockholders, for an aggregate commitment of $933,930 (which represents for our Executive Chair, CEO & President, one other executive officer, and each of our outside directors, the full amount of shares subject to his or her basic subscription rights). In addition, our Executive Chair, CEO & President, one other executive officer, and two of our outside directors have agreed to purchase, at the same subscription price offered to stockholders, shares that would otherwise be available for purchase by them pursuant to the exercise of their over-subscription privileges in an aggregate amount equal to $713,380. The total amount of commitments by these directors and executive officers is $1,647,310. All purchases made by our directors and executive officers will be made for investment purposes and not with a view to resale.

A registration statement relating to these securities has been filed with the SEC but has not yet become effective. The securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The rights will be issued to all shareholders as of the record date of May 24, 2012 at a price of $0.65 per share.

Item 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended April 2, 2012 and March 28, 2011 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2011 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.

OVERVIEW

System wide restaurants:

	For the Three Months Ended
	April 2, 2012			March 28, 2011
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	80	56	136	83	59	142
New restaurants opened	—	—	—	—	—	—
Restaurants permanently closed	—	1	1	1	—	1
Restaurants at end of period	80	55	135	82	59	141

As of April 2, 2012, there were 80 Company-owned and 55 franchised restaurants operating in 17 states, the District of Columbia, and the United Arab Emirates (UAE). During the first quarter of fiscal 2012, one franchised restaurant in New Jersey closed due to a termination of the lease. During the first quarter of fiscal 2011, we closed one Company-owned restaurant in Oak Park, IL at the expiration of its lease.

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

Recent Development

On April 12, 2012, we filed a registration statement on Form S-1 with the Securities and Exchange Commission for a rights offering to our existing stockholders. We plan to make the rights offering through the distribution of non-transferable subscription rights to purchase shares of our common stock, par value $0.01 per share, at a subscription price of $0.65 per share and subject to an aggregate ownership limitation equal to 19.9% of our issued and outstanding common stock. Assuming all the shares of common stock offered are sold, the gross proceeds from the rights offering will be approximately $15 million. We are conducting the rights offering to raise capital that we intend to use for growth and general corporate purposes, which may include, but are not limited to, working capital and capital expenditures.

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

In conjunction with the rights offering, all of our executive officers and outside directors have agreed to purchase shares that are subject to their basic subscription privilege, at the same subscription price offered to stockholders, for an aggregate commitment of $933,930 (which represents for our Executive Chair, CEO & President, one other executive officer, and each of our outside directors, the full amount of shares subject to his or her basic subscription rights). In addition, our Executive Chair, CEO & President, one other executive officer, and two of our outside directors have agreed to purchase, at the same subscription price offered to stockholders, shares that would otherwise be available for purchase by them pursuant to the exercise of their over-subscription privileges in an aggregate amount equal to $713,380. The total amount of commitments by these directors and executive officers is $1,647,310. All purchases made by our directors and executive officers will be made for investment purposes and not with a view to resale.

A registration statement relating to these securities has been filed with the SEC but has not yet become effective. The securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The rights will be issued to all shareholders as of the record date of May 24, 2012 at a price of $0.65 per share.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during the first quarter of fiscal 2012.

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

Revenue

Restaurant Net Sales: Our Company-owned restaurant sales are composed almost entirely of food and beverage sales. We record revenue at the time of the purchase of our products by our customers.

Franchise Fees and Royalties: Franchise fees and royalties includes fees earned from franchise agreements entered into with area developers and franchise operators, as well as royalties received based on sales generated at franchised restaurants. We recognize the franchise fee in the period in which a franchise location opens or when fees are forfeited as a result of a termination of an area developer agreement. We recognize franchise royalties in the period in which sales are made by our franchise operators.

Gift Card Sales: We offer our customers the opportunity to purchase gift cards at our restaurants and through our website. Customers can purchase these cards at varying dollar amounts. At the time of purchase by the customer, we record a gift card liability for the face value of the card purchased. We recognize the revenue and reduce the gift card liability when the gift card is redeemed. We do not reduce our recorded liability for potential non-use of purchased gift cards.

Comparable Restaurant Sales

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during that period. At April 2, 2012 and March 28, 2011, there were 80 and 82  restaurants in our comparable restaurant base, respectively.

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

RESULTS OF OPERATIONS

Our operating results for the three-month periods ended April 2, 2012 and March 28, 2011, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended
	April 2,	March 28,
	2012	2011

Revenues:
Restaurant net sales	97.0%	97.0%
Franchise fees and royalties	3.0	3.0
Total revenues	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	23.3	23.0
Restaurant labor and related benefits (1)	36.8	38.0
Occupancy and other restaurant operating expenses (1)	32.1	33.5
	92.2	94.5
General and administrative expenses	11.3	12.9
Depreciation and amortization	4.0	4.5
Closed store costs	—	0.1
Lease termination expense	(0.1)	0.1
Gain on sale of assets	—	(0.2)
Total costs and expenses	104.6	109.1
Operating loss	(4.6)	(9.1)
Other income	—	0.1
Net loss and comprehensive loss	(4.6)%	(9.0)%

(1)   Expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues.

Restaurant Net Sales

	Restaurant net sales
	(in thousands)	as a % of total revenues
Quarter ended April 2, 2012	$23,921	97.0%
Quarter ended March 28, 2011	$23,005	97.0%

Restaurant net sales. Restaurant net sales increased 4.0%, or approximately $0.9 million, during the first quarter of fiscal 2012 due primarily to the increase in net sales in our comparable restaurant base of 6.2%, or approximately $1.4 million, partially offset by the decrease in net restaurant sales of approximately $0.5 million related to restaurants closed during and after the first quarter of fiscal 2011. The increase in comparable restaurant net sales was comprised of 5.9% increase in traffic and 0.3% increase in average check. The increase in average check was largely due to the price increase taken in the second quarter of fiscal 2011 as well as to the higher catering sales in the first quarter of fiscal 2012, partially offset by higher sales of breakfast items which historically have a lower average check than the rest of our menu items. The 5.9% increase in traffic resulted from improvement in all day-parts in the quarter.

Franchise Fees and Royalties

	Franchise fees and royalties
	(in thousands)	as a % of total revenues
Quarter ended April 2, 2012	$752	3.0%
Quarter ended March 28, 2011	$704	3.0%

Franchise fees and royalties. Franchise fees and royalties increased 6.8%, or approximately $0.05 million, to approximately $0.8 million, in the first quarter of fiscal 2012 due primarily to higher royalties resulting from an increase in comparable franchise restaurant net sales in the quarter.

Costs and Expenses

	Cost of food and beverage
	(in thousands)	as a % of restaurant net sales
Quarter ended April 2, 2012	$5,566	23.3%
Quarter ended March 28, 2011	$5,296	23.0%

Cost of food and beverage. The increase in cost of food and beverage, as a percentage of restaurant net sales, is due primarily to the impact of lower vendor incentives received in the first quarter of fiscal 2012, higher costs of certain commodities, the impact of higher fuel costs on distribution, and the impact on total menu mix of an increase in sales of breakfast daypart items and salads which carry a higher cost of goods as a percentage of net sales, partially offset by the favorable impact of the price increase taken during the second quarter of fiscal 2011.

	Restaurant labor and related benefits
	(in thousands)	as a % of restaurant net sales
Quarter ended April 2, 2012	$8,815	36.8%
Quarter ended March 28, 2011	$8,742	38.0%

Restaurant labor and related benefits. The decrease in restaurant labor and related benefits, as a percentage of restaurant net sales, is due primarily to savings realized from better deployment of labor hours during peak and non-peak hours of operation as well as the leveraging effect on labor of the increase in comparable net restaurant sales, partially offset by higher payroll taxes and healthcare-related benefit costs.

	Occupancy and other restaurant operating expenses
	(in thousands)	as a % of restaurant net sales
Quarter ended April 2, 2012	$7,686	32.1%
Quarter ended March 28, 2011	$7,703	33.5%

Occupancy and other restaurant operating expenses. The decrease in occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, is due primarily to the leveraging effect on fixed operating expenses of the increase in comparable net restaurant sales, partially offset by the increase in paper and packaging costs resulting from both a year-over-year increase in catering sales as a percentage of total sales as well as higher cost for resin-based packaging, higher costs for repairs and maintenance of existing Company-owned restaurants, and higher credit card fees resulting from greater usage and an increase in rates.

	General and administrative expenses
	(in thousands)	as a % of total revenues
Quarter ended April 2, 2012	$2,779	11.3%
Quarter ended March 28, 2011	$3,056	12.9%

General and administrative expenses. The decrease in general and administrative expenses of approximately $0.3 million during the first quarter of fiscal 2012 is due primarily to lower third-party professional fees and lower costs for marketing materials and advertising media expense.

	Depreciation and amortization
	(in thousands)	as a % of total revenues
Quarter ended April 2, 2012	$994	4.0%
Quarter ended March 28, 2011	$1,065	4.5%

Depreciation and amortization. The lower depreciation and amortization expense during the first quarter of fiscal 2012 is due primarily to the impact of impairments recorded during and subsequent to the first quarter of fiscal 2011 as well as the continued depreciation and amortization of our comparable restaurant base.

	Closed store costs
	(in thousands)	as a % of total revenues
Quarter ended April 2, 2012	$—	—
Quarter ended March 28, 2011	$21	0.1%

Closed store costs. We did not incur any closed store costs during the first quarter of fiscal 2012. The closed store costs incurred during the first quarter of fiscal 2011 are related to the closing of one location at the expiration of its operating lease.

	Lease termination expense
	(in thousands)	as a % of total revenues
Quarter ended April 2, 2012	$(28)	(0.1)%
Quarter ended March 28, 2011	$17	0.1%

Lease termination expense. The lease termination benefit adjustment during the first quarter of fiscal 2012 is related to the reversal of a previously recorded subtenant lease expense. The lease termination charge during the first quarter of fiscal 2011 is related to additional costs associated with our exercise of an option in the lease to surrender part of the office space at our Corporate Headquarters during the fourth quarter of 2010.

	Gain on sale of assets
	(in thousands)	as a % of total revenues
Quarter ended April 2, 2012	$—	—
Quarter ended March 28, 2011	$41	0.2%

Gain on Sale of Assets. We did not recognize any gain on sale of assets during the first quarter of fiscal 2012. The gain we recognized during the first quarter of fiscal 2011 is related to the sale of a liquor license.

	Other income
	(in thousands)	as a % of total revenues
Quarter ended April 2, 2012	$11	0.0%
Quarter ended March 28, 2011	$10	0.1%

Other income: We recognized other income of approximately $0.01 million in each of the first quarters of fiscal years 2012 and 2011 related to the discounting of the long-term portion of a note receivable.

	Net loss
	(in thousands)	as a % of total revenues
Quarter ended April 2, 2012	$(1,128)	(4.6)%
Quarter ended March 28, 2011	$(2,140)	(9.0)%

Net loss. The approximately $1.0 million decrease in our net loss during the first quarter of fiscal 2012, is due primarily to the improved restaurant operating margins resulting from the increase in net sales in our comparable restaurant base and better deployment of labor hours, the $0.3 million decrease in general and administrative expenses, and the $0.1 million decrease in depreciation expense, partially offset by higher cost of food and beverage.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $4.8 million on April 2, 2012, compared with $7.2 million on January 2, 2012. We had negative working capital of approximately $3.5 million on April 2, 2012, compared with negative working capital of approximately $3.2 million on January 2, 2012. The decrease in working capital in the first quarter of fiscal 2012 was a result of payments for certain long-term liabilities and capital expenditures incurred in the quarter. Our principal requirements for cash in 2012 will be for working capital needs and routine maintenance of our existing restaurants.

Net cash used in operating activities during the first quarter of 2012 was approximately $2.2 million, compared with $0.8 million of net cash used in operating activities in the first quarter of 2011. The increase in cash used in operating activities in the 2012 quarter was mostly the result of an unfavorable timing difference in the payment of current payroll obligations caused by a shift in the payroll calendar due to the additional week in fiscal 2011 as well as the timing of payments on annual insurance premiums, certain percentage rent obligations, taxes, legal fees and other vendor obligations in the first quarter of fiscal 2012, partially offset by the $0.9 million year-over-year improvement in our operating loss net of depreciation and other non-cash expenses.

Cash used in investing activities was approximately $0.2 million in each of the first quarters of fiscal years 2012 and 2011 and was the result of capital expenditures for existing company-owned restaurants.

No cash was used in or provided by financing activities during the first quarter of fiscal years 2012 and 2011.

We do expect to incur capital costs associated with the maintenance of existing Company-owned restaurants during fiscal 2012. As we currently have no credit facility or available line of credit, we expect to fund any required restaurant capital maintenance costs on existing Company-owned restaurants from cash and cash equivalents on hand, expected cash flows generated by existing Company-owned restaurants, and expected franchise fees and royalties. Although development of Company-owned restaurants is part of our long-term growth plan, we currently do not have any locations under development.

We believe that our current cash and cash equivalents and the expected cash flows from Company-owned restaurant operations and expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and the maintenance of existing restaurants for the next twelve months. Our conclusion is based on our expected performance for fiscal 2012 and includes a sensitivity analysis that projects varying levels of decline in consumer demand. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance and the potential impact the current economic environment may have on consumer spending. In analyzing our capital cash outlays during the first quarter of fiscal years 2012 and 2011, 92.7% and 88.5%, respectively, of our capital expenditures were spent on improvements and repairs and maintenance associated with existing Company-owned locations. The balance of the capital cash outlays was spent on information technology related projects.

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

We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of April 2, 2012:

	Payments Due by Period (in thousands)
			Due	Due	Due
	Total	Due	Fiscal 2013	Fiscal 2015	After
Description	Obligations	Fiscal 2012	to Fiscal 2014	to Fiscal 2016	Fiscal 2016

Long-term debt (1)	$25	$25	$—	$—	$—
Operating leases (2)	45,614	9,797	20,594	12,515	2,708
Other long-term liabilities (3)	236	29	207	—	—

Total contractual cash obligations	$45,875	$9,851	$20,801	$12,515	$2,708

(1)

Amounts shown include aggregate scheduled interest payments of $0.002 million. The pricipal amount of the debt, net of interest obligations, is included in the other long-term liabilities, in the attached consolidated balance sheets. This obligation is related to a trademark infringement settlement.

(2)

Amounts shown are net of an aggregate $0.8 million of sub-lease rental income due under non-cancelable subleases and include accrued contractual lease increases of approximately an aggregate $2.5 million, which are included in other long-term liabilities in the attached consolidated balance sheets.

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

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the respective lease from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in other liabilities in the accompanying consolidated balance sheets and totaled approximately $2.5 million and $3.4 million as of the end of the first quarter of fiscal years 2012 and 2011, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other liabilities in the accompanying consolidated balance sheets for the first quarter of fiscal years 2012 and 2011 are landlord allowances of approximately $0.6 million and $0.8 million, respectively.

As of April 2, 2012, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Other Assets” in the accompanying consolidated balance sheets.

In fiscal 2001, we entered into a settlement agreement involving a trademark dispute. The settlement agreement requires us to make annual payments of approximately $0.03 million. The estimated present value of those future payments is included in the current portion of other liabilities in the accompanying consolidated balance sheets.

During fiscal 2009, we entered into a settlement agreement involving a customer claim alleging damages under the Americans with Disabilities Act with regard to access at our restaurants. The settlement requires us to pay $0.08 million in the aggregate in non-interest bearing quarterly installments commencing in fiscal 2010 through fiscal 2012. The remaining amount of this settlement of approximately $0.02 million is included in other liabilities in the accompanying first quarter of 2012 balance sheet.

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

Self-Insurance

We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. During fiscal years 2011 and 2010, we did not exceed this pre-determined maximum. For our 2012 plan year, this pre-determined dollar amount is $1.8 million. The balance in the self-insurance reserve account as of April 2, 2012 was approximately $0.1 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During the first quarter of fiscal 2012, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect during the first quarter of fiscal 2012 would not have resulted in a fluctuation of interest income. In the first quarter of fiscal years 2012 and 2011, interest income was immaterial.

Foreign Currency Risk

As of first quarter of fiscal 2012, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

Item 1A:       RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in “Part I.  Item 1A.  Risk Factors” in our Annual Report on Form 10-K for our 2011 fiscal year could materially affect the Company’s business, financial condition or operating results. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the year ended January 2, 2012.

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

101                         The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of April 2, 2012 and January 2, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended April 2, 2012 and March 28, 2011, (iii) Consolidated Statements of Cash Flows for the three months ended April 2, 2012 and March 28, 2011, and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: May 17, 2012	By:	/s/ CARIN L. STUTZ
Carin L. Stutz
President,
Chief Executive Officer, and
Director

Date: May 17, 2012	By:	/s/ WILLIAM KOZIEL
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

101                         The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of April 2, 2012 and January 2, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended April 2, 2012 and March 28, 2011, (iii) Consolidated Statements of Cash Flows for the three months ended April 2, 2012 and March 28, 2011, and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.