Form 10-Q
period 2012-07-02
COSI INC
filed 2012-08-16
CIK 1171014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2012

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

Number of shares of Common Stock, $.01 par value, outstanding as of August 06, 2012: 73,121,519.

COSI, INC.

Index to Form 10-Q

For the six-month period ended July 2, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Cosi, Inc.

Consolidated Balance Sheets

As of July 2, 2012 and January 2, 2012

(dollars in thousands)

	July 2,	January 2,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$5,592	$7,222
Accounts receivable, net	647	598
Notes receivable, current portion	403	448
Inventories	738	717
Prepaid expenses and other current assets	1,101	1,480
Total current assets	8,481	10,465

Furniture and fixtures, equipment and leasehold improvements, net	10,989	12,359
Notes receivable, net of current portion	628	762
Other assets	1,122	1,119
Total assets	$21,220	$24,705

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,082	$3,717
Accrued expenses	8,253	9,733
Deferred franchise revenue	61	61
Current portion of other long-term liabilities	156	195
Total current liabilities	11,552	13,706

Deferred franchise revenue	1,963	2,098
Other long-term liabilities, net of current portion	3,035	3,383
Total liabilities	16,550	19,187

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value; 100,000,000 shares authorized, 53,496,275 and 52,967,365 shares issued, respectively	535	530
Additional paid-in capital	283,944	283,746
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(278,611)	(277,560)
Total stockholders’ equity	4,670	5,518
Total liabilities and stockholders’ equity	$21,220	$24,705

The accompanying notes are an intergral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Six Month Periods Ended July 2, 2012 and June 27, 2011

(dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$25,322	$26,113	$49,243	$49,118
Franchise fees and royalties	986	784	1,738	1,488
Total revenues	26,308	26,897	50,981	50,606

Costs and expenses:
Cost of food and beverage	5,809	5,956	11,375	11,252
Restaurant labor and related benefits	8,587	9,016	17,402	17,757
Occupancy and other restaurant operating expenses	7,955	7,973	15,641	15,676
	22,351	22,945	44,418	44,685
General and administrative expenses	2,929	3,391	5,708	6,448
Depreciation and amortization	906	1,025	1,900	2,090
Provision for losses on asset impairments and disposals	27	155	27	155
Lease termination expense and closed store costs	26	27	(2)	65
Gain on sale of assets	—	—	—	(41)
Total costs and expenses	26,239	27,543	52,051	53,402

Operating income (loss)	69	(646)	(1,070)	(2,796)

Interest expense	—	(1)	—	(1)
Other income	8	13	19	23

Net income (loss) and comprehensive income (loss)	$77	$(634)	$(1,051)	$(2,774)

Per Share Data:
Earnings per share:
Basic	$0.00	$(0.01)	$(0.02)	$(0.05)
Diluted	$0.00	$(0.01)	$(0.02)	$(0.05)

Weighted average shares outstanding:
Basic	51,606,980	51,359,889	51,530,649	51,307,084
Diluted	51,787,930	51,359,889	51,530,649	51,307,084

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended July 2, 2012

(unaudited)

(dollars in thousands, except share data)

	Common Stock			Treasury Stock
			Additional
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, January 2, 2012	52,967,365	$530	$283,746	239,543	$(1,198)	$(277,560)	$5,518

Forfeiture of restricted stock	(200)	—	—				—
Stock-based compensation	—		106				106
Net loss						(1,128)	(1,128)

Balance, April 2, 2012	52,967,165	$530	$283,852	239,543	$(1,198)	$(278,688)	$4,496

Issuance of restricted stock, net of forfeiture	356,700	3	(3)				—
Stock-based compensation	172,410	2	95				97
Net income						77	77

Balance, July 2, 2012	53,496,275	$535	$283,944	239,543	$(1,198)	$(278,611)	$4,670

Cosi, Inc.

Consolidated Statements of Cash Flows

For the Six-Month Periods Ended July 2, 2012 and June 27, 2011

(dollars in thousands)

	July 2, 2012	June 27, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,051)	$(2,774)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,900	2,090
Gain on sale of assets	—	(41)
Non-cash portion of asset impairments and disposals	27	155
Provision for bad debts	3	60
Stock-based compensation expense	203	252
Changes in operating assets and liabilities:
Accounts receivable	(52)	(130)
Notes receivable	179	173
Inventories	(21)	12
Prepaid expenses and other current assets	380	626
Other assets	(3)	18
Accounts payable and accrued expenses	(2,134)	(1,121)
Deferred franchise revenue	(135)	—
Lease termination accrual	(24)	73
Other liabilities	(345)	(737)
Net cash used in operating activities	(1,073)	(1,344)

Cash flows from investing activities:
Capital expenditures	(557)	(749)
Proceeds from sale of assets	—	66
Net cash used in investing activities	(557)	(683)

Net decrease in cash and cash equivalents	(1,630)	(2,027)
Cash and cash equivalents, beginning of period	7,222	10,307
Cash and cash equivalents, end of period	$5,592	$8,280

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$33	$55

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

The results for the three and six-month periods ended July 2, 2012 and June 27, 2011 are not indicative of the results for the full fiscal year.

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

Note 2 — Stock-Based Compensation Expense

A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended		For the Six Months Ended
	(in thousands)		(in thousands)
	July 2, 2012	June 27, 2011	July 2, 2012	June 27, 2011

Stock option compensation expense		$—		$1
Restricted stock compensation expense, net of forfeitures	97	108	203	251
Total non-cash, stock-based compensation expense, net of forfeitures	$97	$108	$203	$252

As of July 2, 2012 and June 27, 2011, all compensation expenses related to stock options granted under the Company’s various incentive plans have been recognized in full. In addition, as of July 2, 2012, there was approximately $0.8 million of total unrecognized compensation expense related to restricted stock shares granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”). The expense related to these grants is being recognized on a straight-line basis from the date of each grant through fiscal 2016.

In the six-months ended June 27, 2011, we granted and issued 98,000 restricted stock shares and 100,000 restricted stock units of our authorized but unissued common stock to key employees. The vesting of these grants occurs as follows: (i) 20% of the stock shares and stock units vested on the grant date, and (ii) an additional 20% of the stock

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

shares and stock units vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares for the grants made during that period, based on the closing price of our common stock on the date of the grants, was approximately $0.3 million. We did not grant any restricted stock shares to employees in the six months ended July 2, 2012. During the same period, we converted 365,000 previously issued restricted stock units into shares of our common stock.

In the six months ended July 2, 2012 and June 27, 2011, we issued 172,410 and 110,620 shares, respectively, of our restricted common stock to members of the Board of Directors pursuant to the 2005 Plan. These shares had an aggregate value of approximately $0.2 million and $0.1 million, respectively, and vested upon issuance.

Stock-based compensation expense relating to restricted stock grants of approximately $0.1 million is included in the accompanying consolidated statement of operations for each of the quarters ended July 2, 2012 and June 27, 2011. For the six months ended July 2, 2012 and June 27, 2011, the stock-based compensation expense relating to restricted stock grants is approximately $0.2 million and $0.3 million, respectively.

During the three months ended July 2, 2012, 8,300 shares of previously issued restricted common stock were forfeited. There were no forfeitures of restricted stock during the three months ended June 27, 2011. During the six months ended July 2, 2012 and June 27, 2011, 8,500 and 42,000 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was immaterial during the six-month period ended July 2, 2012 and approximately $0.1 million during the six-month period ended June 27, 2011. The accompanying consolidated statement of operations for the six months ended June 27, 2011 reflects the reversal of approximately $0.02 million of previously amortized costs related to these forfeited shares.

Note 3 — Earnings Per Share

	For the Three Months Ended		For the Six Months Ended
	(in thousands, except share data)		(in thousands, except share data)
	July 2, 2012	June 27, 2011	July 2, 2012	June 27, 2011
Net income (loss)	$77	$(634)	$(1,051)	$(2,774)
Shares:
Weighted average number of shares outstanding	51,606,980	51,359,889	51,530,649	51,307,084
Dilutive non-vested stock awards	180,950	—	—	—

Diluted weighted average number of shares outstanding	51,787,930	51,359,889	51,530,649	51,307,084

Basic earnings per share	$0.00	$(0.01)	$(0.02)	$(0.05)
Diluted earnings per share	$0.00	$(0.01)	$(0.02)	$(0.05)

Basic earnings per share is calculated by dividing the net income available to common shareholders by the weighted-average common shares outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include unvested stock and common stock related to stock options. Diluted EPS considers the impact of potentially dilutive securities except in periods when there is a net loss because the inclusion of these securities would have had an anti-dilutive effect. As of July 2, 2012 and June 27, 2011, there were, respectively, 1,180,950 and 188,800 unvested restricted shares of common stock outstanding and 157,834 and 447,228 out-of-the-money stock options to purchase shares of common stock. The unvested restricted shares of common stock meet the requirements for participating securities and, hence, 180,950 of them were included in the computation of diluted earnings per share for the period of net income only and not in the periods of net loss as the effect would have been anti-dilutive. Since the remaining 1,000,000 unvested restricted shares were contingently

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

issued, and are subject to certain market conditions, they were not included in the calculation of basic or diluted earnings per share in any of the periods presented. The outstanding stock options to purchase shares of common stock also meet the requirements of participating securities for purposes of calculating diluted EPS but were not included since they were out-of-the-money. There were no unvested restricted stock units as of July 2, 2012 and 255,000 as of June 27, 2011. The unvested restricted stock units do not meet the requirements for participating securities and were not included in the computation of basic and diluted earnings per share.

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

We recorded asset impairment charges of approximately $0.1 million during the six months of fiscal 2011 related to one underperforming restaurant and none during the six months of fiscal 2012.

Note 5 — Lease Termination Costs

The lease termination costs incurred during the six months ended July 2, 2012 and June 27, 2011 were immaterial and relate to one closed location during the current quarter and to a subleased location during the 2011 second quarter. Future store closings, if any, resulting from our decision to close underperforming locations prior to their scheduled lease expiration dates may result in additional lease termination charges. For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord. We recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan.

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

As of July 2, 2012, we had net operating loss (“NOL”) carryforwards of approximately $208.8 million for U.S. federal income tax purposes. Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income, possibly reducing the amount of cash available to the corporation to satisfy its obligations. An ownership change generally would occur if the aggregate stock

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period. We do not believe that the rights offering that we filed during our first quarter of fiscal 2010 has triggered an ownership change. In addition, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets. The purchase of shares of our common stock pursuant to the rights offering and private placement of common stock that we completed during the third quarter of fiscal 2012 may trigger an ownership change with respect to our common stock (see Note 8).

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

Note 8 — Rights Offering and Private Placement of Common Stock

On July 9, 2012, we completed a shareholders’ rights offering to our shareholders of record as of May 24, 2012. We issued a total of 19,661,844 shares of our $0.01 par value common stock at a subscription price of $0.65 per share. As part of the rights offering, our executive officers and outside directors purchased an aggregate of 2,534,323 shares of our $0.01 par value common stock, at a subscription price of $0.65 per share, through a private placement, based on the number of shares that would have been available to them had they executed their basic and oversubscription privilege in the rights offering. We received gross proceeds of approximately $12.8 million from the rights offering and the private placement of common stock which we intend to use for growth and general corporate purposes, which may include, but are not limited to, working capital and capital expenditures.

Note 9 — Other Events

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On May 25, 2012, we received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). The notification letter states that we will be afforded 180 calendar days, or until November 21, 2012, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. We intend to actively monitor the bid price for our common stock between now and November 21, 2012, and will consider all available options to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement.

Additionally, on June 15, 2012, we received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the market value of the Company’s listed securities (“MVLS”) had closed below the minimum $50,000,000 required for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A). The notification letter states that the Company will be afforded 180 calendar days, or until December 12, 2012, to regain compliance with the minimum MVLS requirement. In order to

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

regain compliance, the Company must maintain a minimum MVLS of at least $50,000,000 for a minimum of ten consecutive business days.

On August 8, 2012, we received notice from the Listing Qualifications Department of The Nasdaq Stock Market that we have regained compliance with The Nasdaq Listing Standards by curing the market value of listed securities deficiency. The notification letter states that for the 10 consecutive business days, from July 25, 2012 to August 7, 2012, the Company’s market value of listed securities has been $50,000,000 or greater.

Item 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended  July 2, 2012 and June 27, 2011 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2011 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.

OVERVIEW

System-wide restaurants:

	For the Three Months Ended
	July 2, 2012			June 27, 2011
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total
Restaurants at beginning of period	80	55	135	82	59	141
New restaurants opened	—	1	1	—	—	—
Restaurants permanently closed	1	2	3	1	—	1
Restaurants at end of period	79	54	133	81	59	140

	For the Six Months Ended
	July 2, 2012			June 27, 2011
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total
Restaurants at beginning of period	80	56	136	83	59	142
New restaurants opened	—	1	1	—	—	—
Restaurants permanently closed	1	3	4	2	—	2
Restaurants at end of period	79	54	133	81	59	140

As of July 2, 2012, there were 79 Company-owned and 54 franchised restaurants operating in 17 states, the District of Columbia, and the United Arab Emirates (“UAE”). During the six months ended July 2, 2012, we closed one Company-owned restaurant in Illinois. During the same period, one franchised restaurant opened in New Jersey and three closed, one of each in UAE, New Jersey, and Pennsylvania. Subsequent to the end of the second quarter of fiscal 2012, one franchised restaurant in Oklahoma  closed.

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

We are currently eligible to offer franchises in 46 states and the District of Columbia. We offer franchises to area developers and individual franchise operators. The initial franchise fee, payable to us, for both an area developer and an individual franchise operator, is $40,000 for the first restaurant and $35,000 for each additional restaurant.

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

Recent Developments

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On May 25, 2012, we received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). The notification letter states that we will be afforded 180 calendar days, or until November 21, 2012, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. We intend to actively monitor the bid price for our common stock between now and November 21, 2012, and will consider all available options to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement.

Additionally, on June 15, 2012, we received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the market value of the Company’s listed securities (“MVLS”) had closed below the minimum $50,000,000 required for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A). The notification letter states that the Company will be afforded 180 calendar days, or until December 12, 2012, to regain compliance with the minimum MVLS requirement. In order to regain compliance, the Company must maintain a minimum MVLS of at least $50,000,000 for a minimum of ten consecutive business days.

On August 8, 2012, we received notice from the Listing Qualifications Department of The Nasdaq Stock Market that we have regained compliance with The Nasdaq Listing Standards by curing the market value of listed securities deficiency. The notification letter states that for the 10 consecutive business days, from July 25, 2012 to August 7, 2012, the Company’s market value of listed securities has been $50,000,000 or greater.

Rights Offering and Private Placement of Common Stock

On July 9, 2012, we completed a shareholders’ rights offering to our shareholders of record as of May 24, 2012. We issued a total of 19,661,844 shares of our $0.01 par value common stock at a subscription price of $0.65 per share. As part of the rights offering, our executive officers and outside directors purchased an aggregate of 2,534,323 shares of our $0.01 par value common stock, at a subscription price of $0.65 per share, through a private placement, based on the number of shares that would have been available to them had they executed their basic and oversubscription privilege in the rights offering. We received gross proceeds of approximately $12.8 million from the rights offering and the private placement of common stock which we intend to use for growth and general corporate purposes, which may include, but are not limited to, working capital and capital expenditures.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during the second quarter of fiscal 2012.

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

COMPARABLE RESTAURANT SALES

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during that period. As of July 2, 2012 and June 27, 2011, there were 79 and 81 restaurants in our comparable restaurant base, respectively.

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

RESULTS OF OPERATIONS

Our operating results for the three and six-month periods ended July 2, 2012 and June 27, 2011, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2012	June 27, 2011	July 2, 2012	June 27, 2011

Revenues:
Restaurant net sales	96.3%	97.1%	96.6%	97.1%
Franchise fees and royalties	3.7	2.9	3.4	2.9
Total revenue	100.0	100.0	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	22.9	22.8	23.1	22.9
Restaurant labor and related benefits (1)	33.9	34.5	35.3	36.2
Occupancy and other restaurant operating expenses (1)	31.5	30.5	31.8	31.9
	88.3	87.8	90.2	91.0
General and administrative expenses	11.1	12.6	11.2	12.7
Depreciation and amortization	3.4	3.8	3.7	4.1
Provision for losses on asset impairments and disposals	0.1	0.6	0.1	0.3
Lease termination expense and closed store costs	0.1	0.1	—	0.2
Gain on sale of assets	—	—	—	(0.1)
Total costs and expenses	99.7	102.4	102.1	105.5
Operating income (loss)	0.3	(2.4)	(2.1)	(5.5)

Net income (loss) and comprehensive income (loss)	0.3%	(2.4)%	(2.1)%	(5.5)%

(1) These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues

Restaurant Net Sales

	Restaurant net sales
	(in thousands)	as a % of total revenues
Three months ended July 2, 2012	$25,322	96.3%
Three months ended June 27, 2011	$26,113	97.1%

	(in thousands)	as a % of total revenues
Six months ended July 2, 2012	$49,243	96.6%
Six months ended June 27, 2011	$49,118	97.1%

Restaurant net sales: Restaurant net sales decreased 3.0%, or approximately $0.8 million, in the three months ended July 2, 2012, as compared to the same period in fiscal 2011, due to an approximately $0.5 million decrease in net restaurant sales related to Company-owned restaurants closed during and after the second quarter of fiscal 2011, as well as an approximately $0.3 million, or 1.3%, decrease in net sales in our comparable restaurant base. The decrease in comparable restaurant net sales was comprised of 2.1% decrease in traffic, partially offset by a 0.8% increase in average check price.

In the six months ended July 2, 2012, restaurant net sales increased 0.3%, or approximately $0.1 million, as compared to the six months ended June 27, 2011, due to an increase of approximately $1.1 million, or 2.2%, in net sales in our comparable restaurant base, partially offset by a decrease of approximately $1.0 million in net sales related to Company-owned restaurant closed during and after the first quarter of fiscal 2011. The 2.2% increase in comparable restaurant net sales was comprised of 1.7% increase in traffic and 0.5% increase in average check price.

Franchise Fees and Royalties

	Franchise fees and royalties
	(in thousands)	as a % of total revenues
Three months ended July 2, 2012	$986	3.7%
Three months ended June 27, 2011	$784	2.9%

	(in thousands)	as a % of total revenues
Six months ended July 2, 2012	$1,738	3.4%
Six months ended June 27, 2011	$1,488	2.9%

Franchise fees and royalties: In the three and six months ended July 2, 2012, franchise fees and royalties increased by 25.8% and 16.8%, respectively, or approximately $0.2 million in each of the periods, as compared to the three and six months ended June 27, 2011. The increase is due primarily to the franchise fees recognized during the second quarter of fiscal 2012 resulting from two cancelled area development agreements, as well as to the higher royalties resulting from an increase in comparable franchise restaurant net sales in the six months ended July 2, 2012.

Costs and Expenses

	Cost of food and beverage
	(in thousands)	as a % of restaurant net sales
Three months ended July 2, 2012	$5,809	22.9%
Three months ended June 27, 2011	$5,956	22.8%

	(in thousands)	as a % of restaurant net sales
Six months ended July 2, 2012	$11,375	23.1%
Six months ended June 27, 2011	$11,252	22.9%

Cost of food and beverage: The increase in cost of food and beverage, as a percentage of restaurant net sales, during the three and six months ended July 2, 2012, is due primarily to higher costs of certain commodities, including poultry, the impact on total menu mix of an increase in sales of breakfast daypart items and salads which carry a higher cost of goods as a percentage of net sales, and the impact of a one-time vendor incentive received during fiscal 2011, partially offset by the favorable impact of menu price increases.

	Restaurant labor and related benefits
	(in thousands)	as a % of restaurant net sales
Three months ended July 2, 2012	$8,587	33.9%
Three months ended June 27, 2011	$9,016	34.5%

	(in thousands)	as a % of restaurant net sales
Six months ended July 2, 2012	$17,402	35.3%
Six months ended June 27, 2011	$17,757	36.2%

Restaurant labor and related benefits: The decrease in restaurant labor and related benefits, as a percentage of restaurant net sales, is due primarily to savings realized from better deployment of labor hours during peak and non-peak hours of operation, as well as savings on certain healthcare related benefits, partially offset by the unfavorable impact on labor of the decrease in comparable net restaurant sales during the second quarter of fiscal 2012.

	Occupancy and other restaurant operating expenses
	(in thousands)	as a % of restaurant net sales
Three months ended July 2, 2012	$7,955	31.5%
Three months ended June 27, 2011	$7,973	30.5%

	(in thousands)	as a % of restaurant net sales
Six months ended July 2, 2012	$15,641	31.8%
Six months ended June 27, 2011	$15,676	31.9%

Occupancy and other restaurant operating expenses: The increase in occupancy and other restaurant operating expenses in the three months ended July 2, 2012, as a percentage of restaurant net sales, is due primarily to the unfavorable effect on fixed operating expenses of the decrease in comparable net restaurant sales, the increase in paper and packaging costs resulting from higher costs for resin-based packaging, the higher credit card fees resulting from greater usage and an increase in rates, and higher fixed occupancy-related costs.

The decrease in occupancy and other restaurant operating expenses in the six months ended July 2, 2012, as a percentage of restaurant net sales, is due primarily to the leveraging effect on fixed operating expenses of the increase in comparable net restaurant sales, partially offset by the increase in paper and packaging costs resulting from both a year-over-year increase in catering sales as a percentage of total sales and the higher costs for resin-based packaging, the higher credit card fees resulting from greater usage and an increase in rates, and the higher costs for repairs and maintenance of existing Company-owned restaurants.

	General and administrative expenses
	(in thousands)	as a % of total revenues
Three months ended July 2, 2012	$2,929	11.1%
Three months ended June 27, 2011	$3,391	12.6%

	(in thousands)	as a % of total revenues
Six months ended July 2, 2012	$5,708	11.2%
Six months ended June 27, 2011	$6,448	12.7%

General and administrative expenses: The decrease in general and administrative expenses in the three and six months ended July 2, 2012 of approximately $0.5 million and $0.7 million, respectively, is due primarily to lower third-party professional fees and lower costs for marketing materials and advertising media expense, partially offset by the cost of certain relocation expenses in connection with the CEO appointment.

	Depreciation and amortization
	(in thousands)	as a % of total revenues
Three months ended July 2, 2012	$906	3.4%
Three months ended June 27, 2011	$1,025	3.8%

	(in thousands)	as a % of total revenues
Six months ended July 2, 2012	$1,900	3.7%
Six months ended June 27, 2011	$2,090	4.1%

Depreciation and amortization: The decrease in depreciation and amortization expense in the three and six months ended July 2, 2012 is due primarily to the impact of impairments of approximately $0.3 million recorded during and subsequent to the first quarter of fiscal 2011, as well as the continued depreciation and amortization of our comparable restaurant base.

	Provision for losses on asset impairments and disposals
	(in thousands)	as a % of total revenues
Three months ended July 2, 2012	$27	0.1%
Three months ended June 27, 2011	$155	0.6%

	(in thousands)	as a % of total revenues
Six months ended July 2, 2012	$27	0.1%
Six months ended June 27, 2011	$155	0.3%

Provision for losses on asset impairments and disposals:  In the three and six-months ended July 2, 2012, we recorded a provision for losses on asset impairments and disposals of approximately $0.03 million related to the closing of one Company-owned restaurant during the second quarter of fiscal 2012. In the same periods of fiscal 2011, we recorded a provision for losses on asset impairments and disposals of approximately $0.2 million related to the closing of one Company-owned restaurant in the second quarter of fiscal 2011 and the impairment of assets at one underperforming location during that period.

	Lease termination expense and closed store costs
	(in thousands)	as a % of total revenues
Three months ended July 2, 2012	$26	0.1%
Three months ended June 27, 2011	$27	0.1%

	(in thousands)	as a % of total revenues
Six months ended July 2, 2012	$(2)	0.0%
Six months ended June 27, 2011	$65	0.2%

Lease termination and closed store costs: The lease termination and closed store costs in the three and six months ended July 2, 2012 are related to the closing of one Company-owned location. During the same periods in fiscal 2011, we recorded a lease termination expense associated with our exercise of an option in the lease to surrender part of the office space at our Corporate Headquarters during the fourth quarter of fiscal 2010 and costs associated with an early exit agreement at one restaurant.

Gain on sale of assets
	(in thousands)	as a % of total revenues
Three months ended July 2, 2012	$—	—
Three months ended June 27, 2011	$—	—

	(in thousands)	as a % of total revenues
Six months ended July 2, 2012	$—	—
Six months ended June 27, 2011	$41	0.1%

Gain on sale of assets: The gain on sale of assets recognized in the six months ended June, 27 2011 is related to the sale of a liquor license. We did not recognize any gain on sale of assets during the three and six months ended July 2, 2012.

	Other income
	(in thousands)	as a % of total revenues
Three months ended July 2, 2012	$8	0.0%
Three months ended June 27, 2011	$13	0.0%

	(in thousands)	as a % of total revenues
Six months ended July 2, 2012	$19	0.0%
Six months ended June 27, 2011	$23	0.0%

Other income: The other income recognized in the three and six months ended July 2, 2012 and June 27, 2011 relates to the discounting of the long-term portion of a note receivable.

	Net income (loss)
	(in thousands)	as a % of total revenues
Three months ended July 2, 2012	$77	0.3%
Three months ended June 27, 2011	$(634)	(2.4)%

	(in thousands)	as a % of total revenues
Six months ended July 2, 2012	$(1,051)	(2.1)%
Six months ended June 27, 2011	$(2,774)	(5.5)%

Net income (loss): The net income of approximately $0.1 million and the reduction in net loss by approximately $1.7 million in the three and six months ended July 2, 2012, respectively, is primarily due to the decrease in general and administrative expenses by approximately $0.5 million and $0.7 million, respectively, the decrease in labor costs resulting from better deployment of labor hours, the increase in franchise income and the lower depreciation expense, partially offset by the higher cost of food and beverage items, as well as the higher paper and packaging costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $5.6 million on July 2, 2012, compared to $7.2 million on January 2, 2012. We had negative working capital of approximately $3.1 million on July 2, 2012, compared to negative working capital of $3.2 million on January 2, 2012. The reduction in negative working capital as of July 2, 2012 is primarily due to the year-over-year improvement in our operating loss, net of depreciation expense and other non-cash expenses, partially offset by payments made for capital expenditures during the year. Our principal requirements for cash in the remainder of 2012 will be for working capital needs and capital expenditures and maintenance of our existing restaurants.

Net cash used in operating activities in the six months ended July 2, 2012 was approximately $1.1 million, compared to $1.3 million in the six months ended June 27, 2011. The decrease was primarily the result of the $1.3 million year-over-year improvement in our operating loss, net of depreciation and other non-cash expenses, partially offset by the $1.1 million increase in vendor and tax payments when compared to the same period of fiscal 2011.

Net cash used in investing activities in the six months ended July 2, 2012 was approximately $0.6 million, compared to $0.7 million in the six months ended June 27, 2011, and was the result of capital expenditures for existing Company-owned restaurants.

No cash was used in or provided by financing activities during the six months ended July 2, 2012 and June 27, 2011.

Subsequent to the end of the second quarter, we received approximately $12.8 million in gross proceeds associated with the shareholder rights offering and the private placement of shares to our executive officers and outside directors (see Note 8).

Although we do not currently have any signed agreements to open additional Company-owned restaurants during the remainder of fiscal 2012, we are searching out and assessing opportunities to develop new Company-owned locations in existing markets. We do expect to incur capital costs associated with the maintenance of existing Company-owned restaurants during fiscal 2012. As we currently have no credit facility or available line of credit, we expect to fund any required restaurant capital maintenance costs on existing Company-owned restaurants from cash and cash equivalents on hand, expected cash flows generated by existing Company-owned restaurants, expected franchise fees and royalties, and proceeds from the rights offering and private placement of common stock completed subsequent to the end of the 2012 second quarter.

We believe that our current cash and cash equivalents, including the proceeds from the recently completed rights offering and private placement of common stock, the expected cash flows from Company-owned restaurant operations, and the expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for the next twelve months and for new Company-owned restaurant development, if any. Our conclusion is based on our expected performance for fiscal 2012 and current levels of cash and cash equivalents and includes a sensitivity analysis that projects varying levels of decline in consumer demand. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance and the potential impact the current economic environment may have on consumer spending. In analyzing our capital cash outlays during the first six months of fiscal years 2012 and 2011, 94.9% and 79.0%, respectively, of our capital expenditures were spent on improvements and repairs and maintenance associated with existing Company-owned restaurants. The balance of the capital cash outlays was spent on information technology related projects.

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

We have entered into agreements that create contractual obligations.  These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of July 2, 2012:

	Payments Due by Period
	(in thousands)
			Due	Due	Due
	Total	Due	Fiscal 2013	Fiscal 2015	After
Description	Obligations	Fiscal 2012	to Fiscal 2014	to Fiscal 2016	Fiscal 2016

Operating leases (1)	43,286	6,583	21,262	12,681	2,760
Other long-term liabilities (2)	234	19	215	—	—

Total contractual cash obligations	$43,520	$6,602	$21,477	$12,681	$2,760

(1)                   Amounts shown are net of an aggregate $0.7 million of sub-lease rental income due under non-cancelable subleases and include aggregate accrued contractual lease increases of approximately $2.4 million, which are included in other long-term liabilities in the attached consolidated balance sheets.

(2)                   These obligations are related to contractual obligations for lease termination agreements and for an obligation related to a legal settlement. These obligations are non-interest bearing and are included in other long-term liabilities in the attached consolidated balance sheets.

We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance and common area and other operating costs. Some restaurant leases provide for contingent rental payments which are not included in the above table.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the respective lease from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in “Other liabilities” in the accompanying consolidated balance sheets and totaled approximately $2.4 million and $3.0 million as of July 2, 2012 and June 27, 2011, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in “Other liabilities” in the accompanying consolidated balance sheets as of July 2, 2012 and June 27, 2011 were landlord allowances of approximately $0.6 million and $0.8 million, respectively.

As of July 2, 2012, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Other assets” in the accompanying consolidated balance sheets.

During fiscal 2009, we entered into a settlement agreement involving a customer claim alleging damages under the Americans with Disabilities Act with regard to access at our restaurants. The settlement requires us to pay $0.08 million in the aggregate in non-interest bearing quarterly installments commencing in fiscal 2010 through fiscal 2012. The remaining amount of this settlement of approximately $0.01 million is included in “Other liabilities” in the accompanying July 2, 2012 balance sheet.

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

Self-Insurance

We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. During the first six months of fiscal years 2012 and 2011, we did not exceed this pre-determined maximum. For our 2012 plan year, the pre-determined dollar amount is $1.8 million. The balance in the self-insurance reserve account as of July 2, 2012 and June 27, 2011 was approximately $0.2 million.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including, without limitation, those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January, 2, 2012. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if our future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. As of July 2, 2012, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect during the second quarter of fiscal 2012 would not have resulted in a fluctuation of interest income. In the second quarter of fiscal years 2012 and 2011, interest income was immaterial.

Foreign Currency Risk

As of the second quarter of fiscal 2012, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1:   LEGAL PROCEEDINGS

From time to time, we are a defendant in litigation arising in the ordinary course of our business. As of the date of this report, there are no legal proceedings pending which, at this time, are expected to have a material adverse effect if decided against the Company.

.

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

101                           The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of July 2, 2012 and January 2, 2012, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six-months ended July 2, 2012 and June 27, 2011, (iii) Consolidated Statements of Cash Flows for the six-months ended July 2, 2012 and June 27, 2011; and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: August 16, 2012	By:	/s/ CARIN L. STUTZ
Carin L. Stutz
President, Chief Executive Officer, and
Director

Date: August 16, 2012	By:	/s/ WILLIAM KOZIEL
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

101                           The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of July 2, 2012 and January 2, 2012, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six-months ended July 2, 2012 and June 27, 2011, (iii) Consolidated Statements of Cash Flows for the six-months ended July 2, 2012 and June 27, 2011; and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.