Form 10-Q
period 2012-10-01
COSI INC
filed 2012-11-15
CIK 1171014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2012

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

Number of shares of Common Stock, $.01 par value, outstanding as of November 8, 2012: 73,113,069

COSI, INC.

Index to Form 10-Q

For the nine-month period ended October 1, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Cosi, Inc.

Consolidated Balance Sheets

As of October 1, 2012 and January 2, 2012

(dollars in thousands)

	October 1, 2012	January 2, 2012
Assets
Current assets:
Cash and cash equivalents	$16,319	$7,222
Accounts receivable, net	642	598
Notes receivable, current portion	347	448
Inventories	751	717
Prepaid expenses and other current assets	522	1,480
Total current assets	18,581	10,465

Furniture and fixtures, equipment and leasehold improvements, net	10,781	12,359
Notes receivable, net of current portion	643	762
Other assets	1,104	1,119
Total assets	$31,109	$24,705

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,797	$3,717
Accrued expenses	7,311	9,733
Deferred franchise revenue	61	61
Current portion of other long-term liabilities	148	195
Total current liabilities	10,317	13,706

Deferred franchise revenue	1,963	2,098
Other long-term liabilities, net of current portion	2,858	3,383
Total liabilities	15,138	19,187

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value; 100,000,000 shares authorized, 73,113,219 and 52,967,365 shares issued, respectively	731	530
Additional paid-in capital	296,403	283,746
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(279,965)	(277,560)
Total stockholders’ equity	15,971	5,518
Total liabilities and stockholders’ equity	$31,109	$24,705

The accompanying notes are an intergral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended October 1, 2012 and September 26, 2011

(dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$23,620	$24,468	$72,863	$73,586
Franchise fees and royalties	739	868	2,477	2,356
Total revenues	24,359	25,336	75,340	75,942

Costs and expenses:
Cost of food and beverage	5,559	5,761	16,934	17,013
Restaurant labor and related benefits	8,547	8,957	25,949	26,714
Occupancy and other restaurant operating expenses	7,670	7,777	23,311	23,453
	21,776	22,495	66,194	67,180
General and administrative expenses	2,986	3,311	8,694	9,759
Depreciation and amortization	894	1,090	2,794	3,180
Provision for losses on asset impairments and disposals	10	44	37	199
Lease termination expense and closed store costs	56	5	54	70
Gain on sale of assets	—	(108)	—	(149)
Total costs and expenses	25,722	26,837	77,773	80,239

Operating loss	(1,363)	(1,501)	(2,433)	(4,297)

Interest expense	—	—		(1)
Other income	9	10	28	33

Net loss and comprehensive loss	$(1,354)	$(1,491)	$(2,405)	$(4,265)

Per Share Data:
Loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.08)

Weighted average shares outstanding:	68,497,212	51,421,168	57,186,170	51,345,112

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended October 1, 2012

(unaudited)

(dollars in thousands, except share data)

	Common Stock			Treasury Stock
			Additional
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, January 2, 2012	52,967,365	$530	$283,746	239,543	$(1,198)	$(277,560)	$5,518

Issuance of common stock (1)	20,026,844	200	12,360				12,560
Forfeiture of restricted stock	(53,400)	(1)	1				—
Stock-based compensation	172,410	2	296				298
Net loss						(2,405)	(2,405)

Balance, October 1, 2012	73,113,219	731	296,403	239,543	(1,198)	(279,965)	15,971

(1) The additional paid-in capital includes the proceeds, net of issuance costs, from the shareholder rights offering and related private placement to directors and officers of the Company

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended October 1, 2012 and September 26, 2011

(dollars in thousands)

	October 1, 2012	September 26, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,405)	$(4,265)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,794	3,180
Gain on sale of assets	—	(149)
Non-cash portion of asset impairments and disposals	37	199
Provision for bad debts	26	76
Stock-based compensation expense	298	319
Changes in operating assets and liabilities:
Accounts receivable	(70)	(67)
Notes receivable	220	265
Inventories	(34)	17
Prepaid expenses and other current assets	958	1,040
Other assets	15	28
Accounts payable and accrued expenses	(3,549)	(524)
Deferred franchise revenue	(135)	(88)
Lease termination reserve	(27)	(111)
Other liabilities	(518)	(997)
Net cash used in operating activities	(2,390)	(1,077)

Cash flows from investing activities:
Capital expenditures	(1,073)	(1,368)
Proceeds from sale of assets	—	244
Net cash used in investing activities	(1,073)	(1,124)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,780	—
Common stock issuance costs	(220)	—
Net cash provided by financing activities	12,560	—

Net increase (decrease) in cash and cash equivalents	9,097	(2,201)
Cash and cash equivalents, beginning of period	7,222	10,307
Cash and cash equivalents, end of period	$16,319	$8,106

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$79	$55

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

The results for the three and nine months ended October 1, 2012 and September 26, 2011 are not indicative of the results for the full fiscal year.

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

Note 2 — Stock-Based Compensation Expense

A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended		For the Nine Months Ended
	(in thousands)		(in thousands)
	October 1, 2012	September 26, 2011	October 1, 2012	September 26, 2011
Restricted stock compensation expense, net of forfeitures	96	68	298	319
Total non-cash, stock-based compensation expense, net of forfeitures	$96	$68	$298	$319

As of October 1, 2012, there was approximately $0.7 million of total unrecognized compensation expense related to restricted stock shares granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”). The expense related to these grants is being recognized on a straight-line basis from the date of each grant through fiscal 2016.

We did not grant any shares of restricted stock to employees during the nine months ended October 1, 2012. During the same period, we converted 365,000 previously issued restricted stock units into shares of our common stock. In the nine months ended September 26, 2011, we granted and issued 98,000 restricted stock shares and 100,000 restricted stock units to key employees. The vesting of these grants occurs as follows: (i) 20% of the stock shares and stock units vested on the grant date, and (ii) an additional 20% of the stock shares and stock units vest on each

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares for the grants made during fiscal 2011, based on the closing price of our common stock on the date of the grants, was approximately $0.3 million.

In the three months ended October 1, 2012 and September 26, 2011, 44,900 shares and 200,000 units, respectively, of previously issued restricted common stock were forfeited. The value of these forfeitures, based on the closing price of our common stock on the date of the grants, was approximately $0.1 and $0.2 million in the three months ended October 1, 2012 and September 26, 2011, respectively. During the nine months ended October 1, 2012 and September 26, 2011, 53,400 and 42,000 shares, respectively, of previously issued restricted stock shares were forfeited. The value of these forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.1 and $0.02 million in the nine months ended October 1, 2012 and September 26, 2011, respectively. The accompanying consolidated statements of operations for the nine months ended October 1, 2012 and September 26, 2011 reflect the reversal of approximately $0.01 and $0.06 million, respectively, of previously amortized costs related to forfeited shares and units of common stock.

In the nine months ended October 1, 2012 and September 26, 2011, we issued 172,410 and 110,620 shares, respectively, of our restricted stock to members of the Board of Directors pursuant to the 2005 Plan. These shares had an aggregate value of approximately $0.2 and $0.1 million, respectively, and vested upon issuance.

Stock-based compensation expense relating to restricted stock of approximately $0.1 million is included in the accompanying consolidated statement of operations for each of the quarters ended October 1, 2012 and September 26, 2011. For the nine months ended October 1, 2012 and September 26, 2011, stock-based compensation expense relating to restricted stock grants is approximately $0.3 million, in each of the quarters presented.

Note 3 — Earnings Per Share

	For the Three Months Ended		For the Nine Months Ended
	(net loss in thousands)		(net loss in thousands)
	October 1, 2012	September 26, 2011	October 1, 2012	September 26, 2011
Net loss and comprehensive loss	$(1,354)	$(1,491)	$(2,405)	$(4,265)
Shares:
Weighted average number of shares outstanding	68,497,212	51,421,168	57,186,170	51,345,112

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.08)

Basic and diluted earnings per share is calculated by dividing the net income or loss by the weighted-average common shares outstanding during each period presented. As of October 1, 2012 and September 26, 2011, there were, respectively, 1,111,050 and 188,800 unvested restricted shares of common stock outstanding and 157,009 and 447,228 out-of-the-money stock options to purchase shares of common stock. The unvested restricted shares meet the requirements for participating securities but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. The outstanding out-of-the-money stock options to purchase shares of common stock at October 1, 2012 and September 26, 2011 also meet the requirements for participating securities but were not included in the computation since they were out-of-the-money.

Note 4 — Asset Impairments

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 360 (ASC Topic 360), Property, Plant & Equipment, we evaluate possible impairments at the individual restaurant

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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

We did not record any asset impairment charges during the nine months ended October 1, 2012. During the same period of fiscal 2011, we recorded an asset impairment charge of approximately $0.1 million related to one underperforming restaurant in the northeast region.

Note 5 — Lease Termination Costs

We did not incur any lease termination costs in the three months ended October 1, 2012 and September 26, 2011. Future store closings, if any, resulting from our decision to close underperforming locations prior to their scheduled lease expiration dates may result in additional lease termination charges. For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord. We recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan.

Note 6 — Contingencies

From time to time, we are a defendant in litigation arising in the ordinary course of our business.  As of the date of this report, there are no legal proceedings that would require accrual or disclosure under ASC 450.

Regaining Compliance with The Nasdaq’s Market Value of Listed Securities Standard

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

As previously disclosed, on May 25, 2012, the Company received a notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“NASDAQ”) indicating that Cosi’s common stock (the “Common Stock”) did not meet the continued listing requirement for the NASDAQ Capital Market as set forth in NASDAQ Listing Rule 5450(a)(1) (the “Rule”) because the closing bid price of the Common Stock for the preceding 30 business days had been below $1.00 per share. The Company was granted 180 calendar days, until November 21, 2012, to regain compliance with the Rule.

The Company will not regain compliance within the 180-day period and accordingly, the Company anticipates receiving written notification from the Staff (the “Staff Determination”) stating that the Common Stock would be subject to delisting from The NASDAQ Capital Market unless the Company appeals the Staff Determination by requesting a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to review the Staff’s Determination.

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The Company intends to appeal the Staff Determination by requesting a hearing. The Company anticipates the hearing request will suspend any action with respect to the Staff Determination and allow the continued listing of the Company’s Common Stock on The NASDAQ Capital Market until the Panel renders a decision subsequent to the hearing. In our appeal, the Company intends to present a plan to regain compliance with the Rule and request that the Panel allow the Company additional time within which to regain compliance.  There can be no assurance that the Panel will accept the Company’s plan and grant the Company’s request for continued listing. If the Panel’s decision denies the Company’s request for continued listing, the Company may also appeal that decision, which would not stay a delisting decision.

Other Events

Pursuant to the employment agreement with Carin Stutz, Chief Executive Officer and President, and in connection with the September 21, 2012 sale of Ms. Stutz’ primary residence in Dallas, TX, the Company has been released from its contractual obligation to purchase the Executive’s residence prior to December 31, 2012.

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

As of October 1, 2012, we had net operating loss (“NOL”) carryforwards of approximately $208.8 million for U.S. federal income tax purposes. Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income, possibly reducing the amount of cash available to the corporation to satisfy its obligations. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period. We do not believe that the rights offering that we filed during our first quarter of fiscal 2010 has triggered an ownership change. In addition, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets. The purchase of shares of our common stock pursuant to the rights offering and private placement of common stock that we completed during the third quarter of fiscal 2012 may trigger an ownership change with respect to our common stock (see Note 8).

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

COSI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note 8 — Rights Offering and Private Placement of Common Stock

On July 9, 2012, we completed a shareholders’ rights offering to our shareholders of record as of May 24, 2012. We issued a total of 19,661,844 shares of our $0.01 par value common stock at a subscription price of $0.65 per share. Of those shares, our executive officers and outside directors purchased an aggregate of 2,534,323 shares of our $0.01 par value common stock, at a subscription price of $0.65 per share, through a private placement, based on the number of shares that would have been available to them had they executed their basic and oversubscription privilege in the rights offering. We received net proceeds of approximately $12.6 million from the rights offering and the private placement of common stock which we intend to use for growth and general corporate purposes, which may include, but are not limited to, working capital and capital expenditures.

Item 2:        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended October 1, 2012 and September 26, 2011 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2011 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.

OVERVIEW

System-wide restaurants:

	For the Three Months Ended
	October 1, 2012			September 26, 2011
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	79	54	133	81	59	140
New restaurants opened	—	—	—	—	—	—
Restaurants permanently closed	2	2	4	1	1	2
Restaurants at end of period	77	52	129	80	58	138

	For the Nine Months Ended
	October 1, 2012			September 26, 2011
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	80	56	136	83	59	142
New restaurants opened	—	1	1			—
Restaurants permanently closed	3	5	8	3	1	4
Restaurants at end of period	77	52	129	80	58	138

As of October 1, 2012, there were 77 Company-owned and 52 franchised restaurants operating in 16 states, the District of Columbia, and the United Arab Emirates (“UAE”). During the three months ended October 1, 2012, we closed two Company-owned restaurants at the expiration of their leases. In addition, two franchised restaurants closed during the quarter and another one closed subsequent to it.

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

Recent Developments

Regaining Compliance with The Nasdaq’s Market Value of Listed Securities Standard

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

Rights Offering and Private Placement of Common Stock

On July 9, 2012, we completed a shareholders’ rights offering to our shareholders of record as of May 24, 2012. We issued a total of 19,661,844 shares of our $0.01 par value common stock at a subscription price of $0.65 per share. As part of the rights offering, our executive officers and outside directors purchased an aggregate of 2,534,323 shares of our $0.01 par value common stock, at a subscription price of $0.65 per share, through a private placement, based on the number of shares that would have been available to them had they executed their basic and oversubscription privilege in the rights offering. We received net proceeds of approximately $12.6 million from the rights offering and the private placement of common stock which we intend to use for growth and general corporate purposes, which may include, but are not limited to, working capital and capital expenditures.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

As previously disclosed, on May 25, 2012, the Company received a notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“NASDAQ”) indicating that Cosi’s common stock (the “Common Stock”) did not meet the continued listing requirement for the NASDAQ Capital Market as set forth in NASDAQ Listing Rule 5450(a)(1) (the “Rule”) because the closing bid price of the Common Stock for the preceding 30 business days had been below $1.00 per share. The Company was granted 180 calendar days, until November 21, 2012, to regain compliance with the Rule.

The Company will not regain compliance within the 180-day period and accordingly, the Company anticipates receiving written notification from the Staff (the “Staff Determination”) stating that the Common Stock would be subject to delisting from The NASDAQ Capital Market unless the Company appeals the Staff Determination by requesting a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to review the Staff’s Determination.

The Company intends to appeal the Staff Determination by requesting a hearing. The Company anticipates the hearing request will suspend any action with respect to the Staff Determination and allow the continued listing of the Company’s Common Stock on The NASDAQ Capital Market until the Panel renders a decision subsequent to the hearing. In our appeal, the Company intends to present a plan to regain compliance with the Rule and request that the Panel allow the Company additional time within which to regain compliance.  There can be no assurance that the Panel will accept the Company’s plan and grant the Company’s request for continued listing. If the Panel’s decision denies the Company’s request for continued listing, the Company may also appeal that decision, which would not stay a delisting decision.

Other Events

Pursuant to the employment agreement with Carin Stutz, Chief Executive Officer and President, and in connection with the September 21, 2012 sale of Ms. Stutz’ primary residence in Dallas, TX, the Company has been released from its contractual obligation to purchase the Executive’s residence prior to December 31, 2012.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during the third quarter of fiscal 2012.

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

COMPARABLE RESTAURANT SALES

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during that period. As of October 1, 2012 and September 26, 2011, there were 77 and 80 restaurants in our comparable restaurant base, respectively.

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

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended October 1, 2012 and September 26, 2011, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2012	September 26, 2011	October 1, 2012	September 26, 2011

Revenues:
Restaurant net sales	97.0%	96.6%	96.7%	96.9%
Franchise fees and royalties	3.0	3.4	3.3	3.1
Total revenue	100.0	100.0	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	23.5	23.5	23.2	23.1
Restaurant labor and related benefits (1)	36.2	36.6	35.6	36.3
Occupancy and other restaurant operating expenses (1)	32.5	31.8	32.0	31.9
	92.2	91.9	90.8	91.3
General and administrative expenses	12.3	13.1	11.5	12.9
Depreciation and amortization	3.7	4.3	3.7	4.2
Provision for losses on asset impairments and disposals	—	0.2	—	0.3
Lease termination expense and closed store costs	0.2	—	0.1	—
Gain on sale of assets	—	(0.4)	—	(0.2)
Total costs and expenses	105.6	105.9	103.2	105.7
Operating loss	(5.6)	(5.9)	(3.2)	(5.7)
Other income	—	—	—	0.1
Net loss and comprehensive loss	(5.6)%	(5.9)%	(3.2)%	(5.6)%

(1)         These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues

Restaurant Net Sales

	Restaurant net sales
	(in thousands)	as a % of total revenues
Three months ended October 1, 2012	$23,620	97.0%
Three months ended September 26, 2011	$24,468	96.6%

	(in thousands)	as a % of total revenues
Nine months ended October 1, 2012	$72,863	96.7%
Nine months ended September 26, 2011	$73,586	96.9%

Restaurant net sales: Restaurant net sales decreased 3.5%, or approximately $0.8 million, in the three months ended October 1, 2012, as compared to the same period of fiscal 2011, due to an approximately $0.6 million, or 2.5%, decrease in net sales in our comparable restaurant base, as well as an approximately $0.2 million decrease in net sales related to Company-owned restaurants closed during and after the third quarter of fiscal 2011. The decrease in comparable restaurant net sales was comprised of 3.2% decrease in transactions, partially offset by a 0.7% increase in average check price.

In the nine months ended October 1, 2012, restaurant net sales deceased 1.0%, or approximately $0.7 million, as compared to the same period of fiscal 2011, due to a decrease of approximately $1.2 million in net sales related to Company-owned restaurant closed during and after the first quarter of fiscal 2011, partially offset by an increase of approximately $0.5 million, or 0.6%, in net sales in our comparable restaurant base. The increase in comparable restaurant net sales was comprised of 0.5% increase in average check price and 0.1% increase in transactions.

Franchise Fees and Royalties

	Franchise fees and royalties
	(in thousands)	as a % of total revenues
Three months ended October 1, 2012	$739	3.0%
Three months ended September 26, 2011	$868	3.4%

	(in thousands)	as a % of total revenues
Nine months ended October 1, 2012	$2,477	3.3%
Nine months ended September 26, 2011	$2,356	3.1%

Franchise fees and royalties: The decrease of approximately $0.1 million in the three months ended October 1, 2012, is primarily due to the franchise fee recognized during the 2011 third quarter resulting from a cancelled area development agreement as well as the one-time royalties adjustment during the same period of 2011. The increase in the nine months ended October 1, 2012 is primarily due to the franchise fees recognized during the second quarter of fiscal 2012 resulting from two cancelled area development agreements.

Costs and Expenses

	Cost of food and beverage
	(in thousands)	as a % of restaurant net sales
Three months ended October 1, 2012	$5,559	23.5%
Three months ended September 26, 2011	$5,761	23.5%

	(in thousands)	as a% of restaurant net sales
Nine months ended October 1, 2012	$16,934	23.2%
Nine months ended September 26, 2011	$17,013	23.1%

Cost of food and beverage: Cost of food and beverage, as a percentage of restaurant net sales, was comparable in the three months ended October 1, 2012 and September 26, 2011 and only slightly higher in the nine months of fiscal 2012 due primarily to higher costs of certain commodities, including poultry, and the impact on total menu mix of an increase in sales of breakfast daypart items and salads which carry a higher cost of goods as a percentage of net sales, partially offset by the favorable impact of menu price increases.

	Restaurant labor and related benefits
	(in thousands)	as a % of restaurant net sales
Three months ended October 1, 2012	$8,547	36.2%
Three months ended September 26, 2011	$8,957	36.6%

	(in thousands)	as a % of restaurant net sales
Nine months ended October 1, 2012	$25,949	35.6%
Nine months ended September 26, 2011	$26,714	36.3%

Restaurant labor and related benefits: The decrease in restaurant labor and related benefits, as a percentage of restaurant net sales, in the three months ended October 1, 2012 is due primarily to savings realized from better deployment of labor hours during peak and non-peak hours of operation, partially offset by the unfavorable impact on labor of the decrease in comparable net restaurant sales, as well as higher healthcare-related benefits expense during the quarter.

The decrease in labor and related benefits, as a percentage of restaurant net sales, in the nine months ended October 1, 2012 is due primarily to savings realized from better deployment of labor hours during peak and non-peak hours of operation as well as the favorable impact on labor of the increase in comparable net restaurant sales, partially offset by higher payroll taxes.

	Occupancy and other restaurant operating expenses
	(in thousands)	as a % of restaurant net sales
Three months ended October 1, 2012	$7,670	32.5%
Three months ended September 26, 2011	$7,777	31.8%

	(in thousands)	as a% of restaurant net sales
Nine months ended October 1, 2012	$23,311	32.0%
Nine months ended September 26, 2011	$23,453	31.9%

Occupancy and other restaurant operating expenses: The increase in occupancy and other restaurant operating expenses in the three months ended October 1, 2012, as a percentage of restaurant net sales, is due primarily to the unfavorable effect on fixed occupancy-related costs of the decrease in comparable net restaurant sales, as well as the higher credit card fees resulting from greater usage and an increase in rates, partially offset by the lower costs for repairs and maintenance of existing Company-owned restaurants and the savings realized on restaurant merchandizing materials.

The slight increase in occupancy and other restaurant operating expenses in the nine months ended October 1, 2012, as a percentage of restaurant net sales, is due primarily to the increase in paper and packaging costs resulting from both a year-over-year increase in catering sales as a percentage of total sales and the higher costs for resin-based packaging, as well as the higher credit card fees resulting from greater usage and an increase in rates.

	General and administrative expenses
	(in thousands)	as a % of total revenues
Three months ended October 1, 2012	$2,986	12.3%
Three months ended September 26, 2011	$3,311	13.1%

	(in thousands)	as a% of total revenues
Nine months ended October 1, 2012	$8,694	11.5%
Nine months ended September 26, 2011	$9,759	12.9%

General and administrative expenses: The decrease in general and administrative expenses in the three and nine months ended October 1, 2012 of approximately $0.3 million and $1.1 million, respectively, is due primarily to lower costs for marketing materials and advertising media expenses, as well as lower third-party professional and board fees, partially offset by the cost of certain relocation expenses in connection with the CEO appointment earlier in the year.

	Depreciation and amortization
	(in thousands)	as a % of total revenues
Three months ended October 1, 2012	$894	3.7%
Three months ended September 26, 2011	$1,090	4.3%

	(in thousands)	as a% of total revenues
Nine months ended October 1, 2012	$2,794	3.7%
Nine months ended September 26, 2011	$3,180	4.2%

Depreciation and amortization: The decrease in depreciation and amortization expense in the three and nine months ended October 1, 2012 is due primarily to the impact of impairments of approximately $0.3 million recorded during and subsequent to the first quarter of fiscal 2011, as well as the continued depreciation and amortization of our comparable restaurant base.

	Provision for losses on asset impairments and disposals
	(in thousands)	as a % of total revenues
Three months ended October 1, 2012	$10	0.0%
Three months ended September 26, 2011	$44	0.2%

	(in thousands)	as a% of total revenues
Nine months ended October 1, 2012	$37	0.0%
Nine months ended September 26, 2011	$199	0.3%

Provision for losses on asset impairments and disposals: In the three and nine months ended October 1, 2012, the provisions for losses on asset impairments and disposals were immaterial and related to the closing of two Company-owned restaurants. In the same periods of fiscal 2011, we recorded a provision for losses on asset impairments and disposals related to the closing of two Company-owned restaurants and the impairment of assets at one underperforming location.

	Lease termination expense and closed store costs
	(in thousands)	as a % of total revenues
Three months ended October 1, 2012	$56	0.2%
Three months ended September 26, 2011	$5	0.0%

	(in thousands)	as a% of total revenues
Nine months ended October 1, 2012	$54	0.1%
Nine months ended September 26, 2011	$70	0.0%

Lease termination and closed store costs: The lease termination and closed store costs in the three and nine months ended October 1, 2012 relate to the closing of Company-owned restaurants. During the same periods in fiscal 2011, we recorded a lease termination expense associated with our exercise of an option in the lease to surrender part of the office space at our Corporate Headquarters during the fourth quarter of fiscal 2010 and costs associated with an early exit agreement at one restaurant.

	Gain on sale of assets
	(in thousands)	as a % of total revenues
Three months ended October 1, 2012	$—	—
Three months ended September 26, 2011	$108	0.4%

	(in thousands)	as a% of total revenues
Nine months ended October 1, 2012	$—	—
Nine months ended September 26, 2011	$149	0.2%

Gain on sale of assets: The gain on sale of assets in the three and nine months ended September 26, 2011 is related to the sale of a liquor licenses. We did not recognize gain on sale of assets during the three and nine months ended October 1, 2012.

	Other income
	(in thousands)	as a % of total revenues
Three months ended October 1, 2012	$9	0.0%
Three months ended September 26, 2011	$10	0.0%

	(in thousands)	as a % of total revenues
Nine months ended October 1, 2012	$28	0.0%
Nine months ended September 26, 2011	$33	0.0%

Other income: The other income recognized in the three and nine months ended October 1, 2012 and September 26, 2011 is related to the discounting of the long-term portion of a note receivable.

	Net loss and comprehensive loss
	(in thousands)	as a % of total revenues
Three months ended October 1, 2012	$(1,354)	(5.6)%
Three months ended September 26, 2011	$(1,491)	(5.9)%

	(in thousands)	as a % of total revenues
Nine months ended October 1, 2012	$(2,405)	(3.2)%
Nine months ended September 26, 2011	$(4,265)	(5.6)%

Net loss and comprehensive loss: The reduction in net loss in the three and nine months ended October 1, 2012 by approximately $0.1 million and $1.9 million, respectively, is primarily due to the decrease in general and administrative expenses by approximately $0.3 million and $1.1 million, respectively, the decrease in labor costs resulting from better deployment of labor hours, as well as the lower depreciation expense, partially offset by the unfavorable effect on fixed occupancy-related costs of the decrease in comparable net restaurant sales, as well as the higher paper and packaging costs in the nine months of the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $16.3 million on October 1, 2012, compared to $7.2 million on January 2, 2012. We had positive working capital of approximately $8.3 million on October 1, 2012, compared to negative working capital of $3.2 million on January 2, 2012. The increase in working capital is primarily due to the proceeds from the shareholder rights offering and the private placement of shares to our executive officers and outside directors (see Note 8), the year-over-year improvement in our operating loss, net of depreciation and other non-cash expenses, partially offset by payments made for capital expenditures during the year. Our principal requirements for cash in the remainder of 2012 will be for working capital needs and capital expenditures and maintenance of our existing restaurants.

Net cash used in operating activities in the nine months ended October 1, 2012 was approximately $2.4 million compared to $1.1 million in the nine months ended September 26, 2011. The increase was primarily the result of an unfavorable timing difference in the payment of current payroll obligations caused by a shift in the payroll calendar which resulted in one additional payroll during the nine months of fiscal 2012 when compared to the same period in fiscal 2011, as well as the timing of payments on certain vendor obligations and annual insurance premiums, partially offset by the $1.4 million year-over-year improvement in our operating loss net of depreciation and other non-cash expenses.

Net cash used in investing activities in the nine months ended October 1, 2012 and September 26, 2011 was comparable at approximately $1.1 million and was primarily the result of capital expenditures for existing Company-owned restaurants.

Net cash provided by financing activities of approximately $12.6 million was from the proceeds associated with the shareholder rights offering and the private placement of shares to our executive officers and outside directors.

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

We believe that our current cash and cash equivalents, the expected cash flows from Company-owned restaurant operations, and the expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for the next twelve months and for new Company-owned restaurant development, if any. Our conclusion is based on our expected performance for fiscal 2012 and current levels of cash and cash equivalents and includes a sensitivity analysis that projects varying levels of decline in consumer demand. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance and the potential impact the current economic environment may have on consumer spending. In analyzing our capital cash outlays during the nine months of fiscal years 2012 and 2011, 96.4% and 84.4%, respectively, of our capital expenditures were spent on improvements and repairs and maintenance associated with existing Company-owned restaurants. The balance of the capital cash outlays was spent on information technology related projects.

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

We have entered into agreements that create contractual obligations.  These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of October 1, 2012:

	Payments Due by Period
	(in thousands)
			Due	Due	Due
	Total	Due	Fiscal 2013	Fiscal 2015	After
Description	Obligations	Fiscal 2012	to Fiscal 2014	to Fiscal 2016	Fiscal 2016

Operating leases (1)	47,702	3,250	22,299	14,078	8,075
Other long-term liabilities (2)	224	18	206	—	—

Total contractual cash obligations	$47,926	$3,268	$22,505	$14,078	$8,075

(1)            Amounts shown are net of an aggregate $0.7 million of sub-lease rental income due under non-cancelable subleases and include aggregate accrued contractual lease increases of approximately $2.3 million, which are included in other long-term liabilities in the attached consolidated balance sheets.

(2)           These amounts are related to contractual obligations for lease termination agreements and for an obligation related to a legal settlement. These obligations are non-interest bearing and are included in other long-term liabilities in the attached consolidated balance sheets.

We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance and common area and other operating costs. Some restaurant leases provide for contingent rental payments which are not included in the above table.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the respective lease from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in “Other liabilities” in the accompanying consolidated balance sheets and totaled approximately $2.3 million and $2.8 million as of October 1, 2012 and September 26, 2011, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in “Other liabilities” in the accompanying consolidated balance sheets as of October 1, 2012 and September 26, 2011 were landlord allowances of approximately $0.5 million and $0.7 million, respectively.

As of October 1, 2012, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Other assets” in the accompanying consolidated balance sheets.

During fiscal 2009, we entered into a settlement agreement involving a customer claim alleging damages under the Americans with Disabilities Act with regard to access at our restaurants. The settlement requires us to pay $0.08 million in the aggregate in non-interest bearing quarterly installments commencing in fiscal 2010 through fiscal 2012. The remaining amount of this settlement of approximately $0.01 million is included in “Other liabilities” in the accompanying October 1, 2012 balance sheet.

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

Self-Insurance

We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. During the first nine months of fiscal years 2012 and 2011, we did not exceed this pre-determined maximum. For our 2012 plan year, the pre-determined dollar amount is $1.8 million. The balance in the self-insurance reserve account as of October 1, 2012 and September 26, 2011 was approximately $0.1 million and $0.2 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. As of October 1, 2012, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect during the third quarter of fiscal 2012 would not have resulted in a fluctuation of interest income. In the third quarter of fiscal years 2012 and 2011, interest income was immaterial.

Foreign Currency Risk

As of the third quarter of fiscal 2012, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101         The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of October 1, 2012 and January 2, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended October 1, 2012 and September 26, 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended October 1, 2012 and September 26, 2011; and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: November 15, 2012	By: /s/ CARIN L. STUTZ
Carin L. Stutz
President, Chief Executive Officer, and
Director

Date: November 15, 2012	By: /s/ WILLIAM KOZIEL
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

101         The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of October 1, 2012 and January 2, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended October 1, 2012 and September 26, 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended October 1, 2012 and September 26, 2011; and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.