Form 10-K
period 2012-12-31
COSI INC
filed 2013-03-14
CIK 1171014

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $36.8 million on July 2, 2012, based upon the closing price of the registrant's common stock on The Nasdaq Global Market on such date, the last trading day of the registrant's most recently completed second fiscal quarter. Shares of voting stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

         73,208,869 shares of the registrant's common stock were outstanding on March 7, 2013.

         DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form 10-K incorporates certain information from the Registrant's definitive proxy statement for its Annual Meeting of Stockholders expected to be held on May 8, 2013. The definitive proxy statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days from the end of the Registrant's fiscal year ended December 31, 2012.

PART I

Item 1.    BUSINESS

General

        Cosi, Inc., a Delaware corporation incorporated on May 15, 1998, owns, operates and franchises fast-casual restaurants which sell high-quality, made-to-order hot and cold sandwiches, hand-tossed salads, bowls, breakfast wraps, Cosi® Squagels®, hot melts, flatbread pizzas, S'mores and other desserts, and a variety of coffees and specialty coffees along with other soft drink beverages, bottled beverages including premium still and sparkling water, teas and beer and wine in some locations. Our restaurants are located in a wide range of markets and trade areas, including business districts and residential communities in both urban and suburban locations. We believe that we have created significant brand equity in our markets and that we have demonstrated the appeal of our concept to a wide variety of customers.

        As of December 31, 2012, there were 125 Company-owned and franchised restaurants operating in 16 states, the District of Columbia, the United Arab Emirates (UAE), and Costa Rica.

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

Business Strategy

        Our goal is to become the preferred fast-casual dining concept nationally. We strive to serve flavorful food prepared quickly, with unparalleled customer service, in a unique, welcoming and sophisticated ambiance. The Cosi® restaurant concept, whose name was inspired by Mozart's famous opera, Così Fan Tutte, originated in Paris as a Parisian café. We strive to create a romance between our famous, freshly-made bread, our barista-crafted coffees and specialty drinks, and our loyal guests. We believe that our customers are primarily adults aged 18 to 40, upscale suburbanites and metro elites of all ages.

        We endeavor to become the preferred national fast casual restaurant by:

        Offering an innovative menu appealing to the educated tastes of our target customers.    Our restaurants offer innovative savory, freshly made-to-order products featuring our authentic hearth-baked signature Cosi® bread and distinctive high quality, fresh ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers.

        Providing customers with an exceptional service and dining experience.    Our restaurants are designed to provide a memorable dining experience in a warm, welcoming environment offering free internet access through a managed Wi-Fi network. We believe our partners are proud to be part of an organization that stands for fresh, high-quality food with a distinctive flair. We are passionate about serving our food in an atmosphere that is comfortable and inviting. We seek to train our partners to provide the highest level of friendly customer service. We believe that we provide an "affordable luxury" that our customers can enjoy every day.

        Building on success.    Our plan for 2012 was to streamline our menu offerings and reduce the number of ingredients in use through a menu simplification process. We also looked to position Cosi as a food-forward concept through new menu innovation utilizing differentiated products. We continued to enhance our catering offerings with a focus on new products to drive growth in catering sales in the breakfast, lunch and snacking segments. We created new seasonal menu items for our restaurants, such as our Autumn Apple Salad, focusing on bold flavors and unique ingredient combinations that we believe appeal to our guests' preferences for flavorful, nutritionally thoughtful food. We utilized our limited marketing platform to build awareness of the Cosi brand, drive new guests into the restaurants, and increase the visit frequency of our existing guests. Finally, we strived to create a culture of hospitality that is consistent with our brand vision of excellence in guest service.

        Developing a contemporary and welcoming environment.    In December 2012, we converted our South Michigan Avenue location in downtown Chicago into an innovation test site. We closed the restaurant for three days and reopened it with ambience enhancements that we believe are more contemporary in style and have the look and feel of an urban café. We are also using this location to test creative and innovative product development ideas for all dayparts. Our focus is on unique, flavorful and fresh ingredients, emphasizing thoughtful sourcing and following through with great execution. We expect product offerings and ambience elements to evolve over time as we continually evaluate guest feedback and results.

        Leading this effort was our newly appointed VP of Strategic Innovations, Michael Foley, who will also be leading our restaurant design initiative, as well as our brand and menu strategy to ensure that all of our brand elements reflect the vision of Cosi.

        Increasing comparable restaurant sales and average unit volumes.    We seek to increase comparable restaurant sales and average unit volumes by increasing top-of-mind awareness of the Cosi® brand through the introduction of new menu items and new item categories, expansion of our catering sales opportunities, enhancement of our on-line ordering capabilities, communication through social media channels, increase in sales across all dayparts, and promotion of seasonal product offerings.

        Operating our restaurants efficiently.    We have operating disciplines that are designed to optimize the cost structure of our restaurants and to be applied consistently across all our restaurants, Company-owned and franchised, and we continuously seek to refine and improve upon those disciplines both domestically and internationally.

Growth Strategy

        We plan to grow in both existing and new markets through the following:

        Build a system of franchised restaurants and develop Company-owned restaurants.    We believe that Company-owned restaurants (restaurants that we own as opposed to franchised restaurants) are an important part of our restaurant growth; however, our franchising and area developer model will be the primary driver of our growth strategy. We expect to continue to pursue Company-owned development in order to prove out the operating model and to achieve critical mass in our core markets while focusing on expanding our franchise system nationally. We launched our franchising program in fiscal 2004 and seek to expand our franchise system through an influx of new domestic and international franchisees. As part of our strategy to expand our franchise base and attract quality franchisees, we may consider the potential sale of a restaurant or a group of restaurants to fuel the overall growth of the system. We prefer that our franchisees have experience in multi-unit restaurant operations and development. We believe that our concept positioning, national and international growth opportunity, and potential for strong unit-level economics will enable us to attract experienced and well-capitalized area developers. We are currently eligible to offer franchises in 47 states and the District of Columbia.

        Pursue foodservice strategic alliances.    We will explore strategic alliances with our Cosi Pronto® (our grab-and-go concept) and full service concepts in educational institutions, airports, train stations and other venues that meet our operating and financial criteria. We believe that this is an attractive opportunity to further Cosi's growth through alternative venues. We currently operate Cosi® restaurants at St. Joseph's University in Philadelphia, PA and Georgetown University in Washington, DC under a franchise agreement with Aramark. We also operate at several airport locations (LaGuardia, Logan, Dulles, and Reagan) under franchise agreements with some sites offering a more limited menu.

Cosi® Product Offerings

        We offer proprietary food and beverage products for four major dayparts—breakfast, lunch, snacking and dinner. Our food menu includes Cosi® Squagels®, sandwiches, salads, bowls, soups, appetizers, melts, flatbread pizzas, breakfast wraps, S'mores and other desserts. We feature our authentic hearth-baked signature Cosi® bread in two varieties, our original Rustica and our Etruscan Whole Grain. Our beverage menu features a variety of house coffees and other espresso-based beverages, seasonal fruit smoothies and specialty drinks, soft drinks, flavored teas and bottled beverages, which include premium still and sparkling waters. For our health-conscious guests, we have "lighter side" menu options featuring lower-calorie versions of popular menu items and other unique salads, bowls, and sandwiches that are lower in calorie content than other items in the same menu categories. We offer beer and wine at many of our locations and an additional limited selection of alcoholic beverages in some locations. For our young guests, we offer our Parent Magazine award-winning Kids Menu which includes an activity page and crayons.

        Most of our restaurants offer catering service for breakfast, lunch, and afternoon snacking. Our catering offerings include breakfast baskets, lunch buffets, box lunches, dessert platters, parfait bars, hot soups, steel-cut oatmeal, and most of our menu offerings. We operate a catering call center in New York City which coordinates the ordering and fulfillment process for 14 catering hub locations in seven of the markets in which Cosi operates. We offer set up and delivery by Cosi® personnel to all of our catering customers.

        We periodically introduce new menu platforms and products in order to keep our product offerings relevant to consumers in each daypart. Our expanded breakfast menu now includes Cosi® Squagels®, hearth-baked quiches, oatmeal, fresh fruit parfaits and a variety of craveable signature breakfast wraps and sandwiches. We enhance our guests' dining options by offering "Cosi® Duo Taste Two" which allows them to create their own meal by combining two items of proportion from our offerings of unique sandwiches, fresh salads and soups, and shareable-sized flatbread pizzas. New recipes are developed by our culinary team with the support of the supply chain team.

        We recently introduced three new made-to-order bowls to provide more freshly-prepared, lower calorie options to our customers for a satisfying lunch and dinner. Each bowl features a unique blend of grains and is served with our signature Cosi hearth-baked flatbread. The new Cosi bowl line-up includes the Adobo Chicken with Avocado Bowl, the Korean BBQ Bowl, and the Stuffed Portobello Bowl.

People

        On December 31, 2012, we had 75 Company-owned restaurants and 1,820 employees, of whom 68 served in administrative or executive capacities, 222 served as restaurant management employees and 1,530 were hourly restaurant employees. None of our employees are covered by a collective bargaining agreement, and we have never experienced an organized work stoppage or strike. We believe that our compensation packages are competitive and our relations with our employees are good.

Restaurant Operations

        Management Structure.    The restaurant operations team is built around regional districts led by District Managers, who report to Regional Directors. The Regional Directors report to a Vice President of Operations. The Vice President of Operations, Regional Directors, and District Managers are responsible for all operations, training, recruiting and human resources within their regions. The Vice President of

Operations is also responsible for the financial plan for all Company-owned locations and for the people development plan to support the execution of the financial plan. The Vice President of Operations reports directly to the Chief Executive Officer.

        To ensure consistent performance, execution and application of our policies and procedures, we have a Standard Operations Manual which is reviewed and updated periodically.

        Sales Forecasting.    The Vice President of Operations, Regional Directors, and District Managers have real-time access to sales forecasts and actual sales information through our web-based reporting system. This allows the entire management team to plan staffing requirements on a weekly, daily and even hourly basis to effectively serve our customers.

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

Management Information Systems

        Our systems are structured for the integration of data from the point-of-sale and back-office modules in the restaurants to our financial, reporting, and inventory management systems. Key information relating to restaurant operations is uploaded onto a secure website multiple times throughout the day. This operational restaurant information is available to key internal customers, along with pre-selected reports that are automatically distributed to our operations team.

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

Purchasing

        We have agreements with some of the nation's largest food, paper, and beverage manufacturers in the industry. This enables us to provide our restaurants with high quality proprietary food products and non-food items at competitive prices. We source and negotiate prices directly with these suppliers and distribute these products to our restaurants primarily through a national network that consists of some of the nation's largest independent distributors. We do not utilize a commissary system. Our inventory control system allows each restaurant to place orders electronically with our master distributor and then transmit the invoices electronically to our accounts payable system. Our scalable system eliminates duplicate work, and we believe it gives our management tight control of costs while ensuring quality and consistency across all restaurants.

        We have an agreement with Distribution Market Advantage, Inc. ("Distribution Marketing Advantage") that provides us access to a national network of independent distributors. Under this agreement the independent distributors supply us with approximately 80% of our food and paper products, primarily under fair-value pricing agreements that we negotiate directly with the suppliers. This agreement was renegotiated and has been extended through December 2013.

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

Competition

        The restaurant industry is intensely competitive and we compete with many well-established food service companies, including other sandwich retailers, specialty coffee retailers, bagel shops, fast food and casual dining restaurants, delicatessens, cafes, bars, take-out food service companies, supermarkets and convenience stores. The principal factors on which we compete are taste, quality and price of products, customer service, atmosphere, location and overall guest experience. Our competitors change with each daypart, ranging from coffee bars and bakery cafes in the morning daypart, to fast-food restaurants and cafes during the lunch daypart, to casual-dining chains during the dinner daypart. Many of our competitors or potential competitors have substantially greater financial and other resources than we do which may allow them to react more quickly to changes in pricing, marketing and the quick-service restaurant industry. We also compete with other employers in our markets for hourly workers and may be subject to higher labor costs. We believe that our concept, attractive price-value relationship and quality of products and service allow us to compete favorably with our competitors.

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

        "COSÌ SANDWICH BAR", "ARCTIC", "SLIM LATTE", "COSÌ LIGHTER SIDE", "COSÌ DUO TASTE TWO", and "(RECYCLING DESIGN)" are unregistered trademarks.

        We have registered the trademark "COSÌ" in twenty one foreign jurisdictions with respect to restaurant services. Also, we have registered the following trademarks with respect to restaurant services: "COSI (& HEARTH DESIGN)" in two foreign jurisdictions; "(HEARTH DESIGN)" in six foreign jurisdictions; "SIMPLY GOOD TASTE" in one foreign jurisdiction; "COSI (& SUN & MOON DESIGN) in one foreign jurisdiction, "COSI TAK" in one foreign jurisdiction, "LIFE SHOULD BE DELICIOUS" in two foreign jurisdiction, "(SUN & MOON DESIGN)" in three foreign jurisdiction and " " in one foreign jurisdiction.

        We have trademark applications pending for registration of the following trademarks with respect to restaurant services: "COSÌ" in the European Community and one other foreign jurisdiction; "COSÌ (& HEARTH DESIGN)" in one foreign jurisdiction; "(SUN & MOON DESIGN)" in one foreign jurisdiction; "LIFE SHOULD BE DELICIOUS" in one foreign jurisdiction; "COSI (AND SUN & MOON DESIGN)" in one foreign jurisdiction, and "COSI (& SUN AND MOON DESIGN)" in one foreign jurisdiction..

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

        Our restaurants that sell alcoholic beverages are required to obtain a license from a state authority and, in certain locations, county and/or municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect that restaurant and may impact our ability to obtain such a license elsewhere. We currently serve alcohol in 29 of our restaurants.

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

        Our common stock is currently listed on The Nasdaq Global Market and we currently do not meet all continued listing standards for The Nasdaq Global Market. During 2012, we received separate notices from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that we were not in compliance with the minimum bid price and market value of listed securities requirements for continued listing. We have since regained compliance with the market value of listed securities requirement for continued listing. However, we did not meet the minimum bid price requirement within the 180-day period that was granted to us and we received a written notification stating that our common stock was subject to delisting from The Nasdaq Global Market unless we appealed the determination before a Listing Qualifications Panel. We have since appealed the Staff's Determination and were granted additional 180 calendar days from the Delisting Determination, or until May 28, 2013, to meet the minimum bid price requirement for continued listing standard for The Nasdaq Global Market (discussed further under Item 5. Market for Registrant's Common Equity, Stock and Related Stockholder Matters, and Issuer Purchases of Equity Securities)

During our operating history, we have been unable to achieve profitability.

        In fiscal 2012, we incurred net losses of approximately $4.4 million, and, since we were formed, we have incurred net losses of approximately $282.0 million through the end of fiscal 2012, primarily due to funding operating losses, which have included significant impairment charges, costs associated with closing restaurants, early lease termination fees, and new restaurant opening expenses. We cannot predict whether we will be able to achieve or sustain revenue growth, profitability or positive cash flow in the future. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the financial statements included in this Annual Report on Form 10-K for information on the history of our losses.

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

        Some of our new franchised restaurants are located in areas where we have little or no meaningful experience. Those markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing markets that may cause our new restaurants to be less successful than restaurants in our existing markets. An additional risk in expansion into new markets is the lack of market awareness of the Cosi® brand. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach mature average annual Company-owned restaurant sales, if at all, thereby affecting the profitability of these restaurants.

        We have an international license agreement with a licensee for the development of Cosi® restaurants in six countries in the Persian Gulf. This licensee currently operates three franchise locations in the United Arab Emirates. We also have an international license agreement with a licensee in Costa Rica who currently operates one franchised restaurant there. As these franchise locations and future foreign locations open, the Company's international operations will be subjected to various factors of uncertainty. The Company's business outside of the United States is subject to a number of additional factors, including international economic and political conditions, local economic conditions, differing cultures and consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international license agreements and the collection of royalties from international licensees, the availability and cost of land and construction costs, and the availability of experienced management, appropriate licensees, and joint venture partners. Although we believe that we have developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

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

        If the economic conditions fail to substantially improve, many sectors of the economy may continue to be adversely impacted. As a retailer that depends upon consumer discretionary spending, we could face a challenging fiscal 2013 because our customers may make fewer discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices. Cosi®, as an "affordable luxury," may be disproportionably affected by a significant decrease in customer traffic or lower average check prices as a result of customers switching to lower-priced products on our menu. The current economic environment could potentially have a material adverse effect on our liquidity and capital resources, including our ability to raise additional capital if needed or to maintain satisfactory credit terms with our suppliers.

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

        We currently operate 74 Company-owned restaurants in Northeastern, Midwest, and Mid-Atlantic states, of which 26 are located in the New York City, Chicago and Philadelphia central business districts. As a result, we are particularly susceptible to adverse trends and economic conditions in these areas. In addition, given our geographical concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business and operations, as could other regional occurrences impacting the local economies in these markets.

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

Regulatory and Legal Risks

If we fail to comply with governmental regulations in one or more of the following areas or if these regulations change, our business could suffer.

Employment and Immigration Regulations

        We are subject to various federal and state laws governing our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers'

compensation rules and anti-discrimination laws. Complying with these rules subjects us to substantial expense and can be cumbersome, and can also expose us to liabilities from claims for non-compliance

        We may from time to time get audited for compliance with citizenship or work authorization requirements as well. Various states in which we operate are considering or have already adopted new immigration laws, and the U.S. Congress and Department of Homeland Security from time to time may consider or implement changes to Federal immigration laws, regulations or enforcement programs as well. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. This may subject us to fines or penalties, and we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees.

        The comprehensive U.S. health care reform law enacted in 2010, the Patient Protection and Affordable Care Act, requires employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. We are evaluating the impact the new law will have on us, and although we cannot predict with certainty the financial and operational impacts the new law will have, we expect that the requirement that we provide more extensive health benefits to employees than we currently do could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. The most significant increase in costs will likely begin in 2014. Such increases will likely be large enough to materially impact our labor costs. Alternatively, if we choose not to provide the required health insurance or if some employees do not qualify for the required insurance, our employee culture may be harmed and we may face adverse publicity that negatively impacts our brand.

        Additionally, while we do not currently have any unionized employees, union organizers have engaged in efforts to organize employees of other restaurant companies. If a significant portion of our employees were to become union organized, our labor costs could increase and our efforts to maintain a culture appealing only to top performing employees could be impaired. Potential changes in labor laws, including the possible passage of all or parts of the proposed Employee Free Choice Act, could increase the likelihood of some or all of our employees being subjected to greater organized labor influence, and could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our employee culture.

Americans with Disabilities Act and Similar State Laws

        We are subject to the U.S. Americans with Disabilities Act, or ADA, and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas. Although the costs that we have incurred in the past in connection with ADA-related complaints have not been material, we may in the future have to modify restaurants, for example by adding access ramps or redesigning certain architectural features, to provide service to or make reasonable accommodations for disabled persons under these laws. The expenses associated with these modifications, or any damages, legal fees and costs associated with litigating or resolving claims under the ADA or similar state laws, could be material.

Nutrition and Food Regulation

        In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry, including nutrition, labeling and advertising practices. Casual dining chains have been a particular focus. For example, New York City has adopted regulations requiring that chain restaurants include caloric or other nutritional information on their menu boards and on printed menus, which must be plainly visible to consumers at the point of ordering. The U.S. health care reform law included nation-wide menu labeling and nutrition disclosure requirements as well, and our restaurants will be covered by these national requirements when they go into effect, which may be as early as 2013. Initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, may increase our expenses or slow customers as they move through the line, decreasing our throughput. These initiatives may also change customer buying habits in a way that adversely impacts our sales.

Local Licensure, Zoning and Other Regulation

        Each of our restaurants is also subject to state and local licensing and regulation by health, alcoholic beverage, sanitation, food and workplace safety and other agencies. If we fail to obtain or maintain all necessary licenses, we may be forced to delay or cancel new restaurant openings and close or reduce operations at existing locations. In addition, our sale of alcoholic beverages subjects us to "dram shop" statutes in some states. These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. Although we take significant precautions to ensure that all employees are trained in the responsible service of alcohol and maintain insurance policies in accordance with all state regulations regarding the sale of alcoholic beverages, the misuse of alcoholic beverages by customers may create considerable risks for us. If we are the subject of a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.

General Business Risks

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

        As of the end of fiscal 2012, we had approximately $9.9 million in net fixed assets that we have defined as illiquid assets, which include leasehold improvements, equipment, and furniture and fixtures. These assets cannot be converted into cash quickly and easily. We may be compelled, based on a significant underperformance of a specific location or market, to dispose of some illiquid assets on unfavorable terms, which could have a material adverse effect on our business.

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

        Our restaurants receive frequent deliveries of products. Most of these deliveries are made by distributors who are part of a national network of independent distributors with whom we have a distribution agreement. These independent distributors supply us with approximately 80% of our food and paper products under an agreement which expires in December 2013. Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, such as the volatility in certain commodity markets we experienced in recent years. Certain commodities such as wheat, coffee, poultry, fresh produce, and dairy and dairy-related products have experienced significant fluctuations in the recent past. These types of increases could have an adverse effect on us during fiscal 2013 and in future fiscal years. Although many of our products are made to our specifications, we believe that alternative distribution sources are available for the majority of our ingredients and products.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2012 fiscal year and that remain unresolved.

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

        The following table lists existing Company-owned restaurants, by region, as of December 31, 2012:

Street Address	City, State	Date Opened
MIDATLANTIC
234 South 15th Street	Philadelphia, PA	September-96
325 Chestnut Street	Philadelphia, PA	April-97
1128 Walnut Street	Philadelphia, PA	December-97
140 South 36th Street	Philadelphia, PA	August-98
761 Lancaster Avenue	Bryn Mawr, PA	September-98
2050 Wilson Boulevard	Arlington, VA	April-99
1700 Market Street	Philadelphia, PA	September-99
700 King Street	Alexandria, VA	May-00
4250 Fairfax Drive	Arlington, VA	June-00
201 South 18th Street	Philadelphia, PA	October-00
7251 Woodmont Avenue	Bethesda, MD	December-00
11909 Democracy Drive	Reston, VA	May-01
4074 The Strand West	Columbus, OH	October-01
6390 Sawmill Road	Columbus, OH	September-02
2212 East Main Street	Bexley, OH	September-02
295 Main Street	Exton, PA	November-02
1478 Bethel Road	Columbus, OH	November-02
7166 N. High Street	Worthington, OH	December-02
177 Kentlands Blvd	Gaithersburg, MD	January-03
1310 Polaris Parkway	Columbus, OH	February-03
1801 N. Lynn Street	Arlington, VA	November-05
4025 Welsh Road	Willow Grove, PA	December-05
50 Yorktown Plaza	Elkins Park, PA	April-06
833 Chestnut	Philadelphia, PA	June-06
9177 Reisterstown Road	Owing Mills, MD	June-06
424 West Swedesford Road	Berwyn, PA	June-06
100 South Charles	Baltimore, MD	July-06
513 West Broad Street	Falls Church, VA	October-06
3503 Fairfax Drive, Suite 200	Arlington, VA	November-06
201 N. Washington #290	Rockville, MD	March-07
2955 Market St.	Philadelphia, PA	July-07
2011 Crystal Drive, ste 100	Arlington, VA	May-08
MIDWEST
116 S. Michigan Avenue	Chicago, IL	September-00
230 W. Washington Street	Chicago, IL	November-00
203 North LaSalle Street	Chicago, IL	May-01
101 North Old Woodward Avenue	Birmingham, MI	August-01

Street Address	City, State	Date Opened
25 E. Hinsdale	Hinsdale, IL	December-01
8775 N. Port Washington Road	Fox Point, WI	December-01
230 West Monroe Street	Chicago, IL	May-02
301 East Grand River Avenue	East Lansing, MI	May-02
28674 Telegraph Road	Southfield, MI	November-02
37652 Twelve Mile Road	Farmington Hills, MI	December-02
233 North Michigan Avenue	Chicago, IL	December-02
33 N Dearborn	Chicago, IL	June-05
1740 Sherman Avenue	Evanston, IL	September-05
2200 North Clark	Chicago, IL	August-06
8310 Greenway Boulevard, #106	Middleton, WI	September-06
250 State Street	Madison, WI	September-06
910 North Milwaukee Avenue, Suite A	Lincolnshire, IL	November-06
Crystal Court Ste 150, 710 Marquette Ave	Minneapolis, MN	March-09
2100 Patriot Blvd	Glenview, IL	September-09
NORTHEAST
257 Park Avenue South	New York, NY	February-97
38 East 45th Street	New York, NY	February-97
60 East 56th Street	New York, NY	September-97
55 Broad Street	New York, NY	March-98
1633 Broadway	New York, NY	July-98
61 West 48th Street	New York, NY	August-98
685 Third Avenue	New York, NY	June-99
970 Farmington Avenue	W. Hartford, CT	August-99
461 Park Avenue South	New York, NY	January-00
50 Purchase Street	Rye, NY	March-00
841 Broadway	New York, NY	September-00
15 S. Moger Avenue	Mt. Kisco, NY	December-00
77 Quaker Ridge Road	New Rochelle, NY	November-01
1298 Boston Post Road	Larchmont, NY	December-01
471 Mount Pleasant Road	Livingston, NJ	September-02
385 West Main Street	Avon, CT	December-02
29 Washington Street	Morristown, NJ	December-02
498 7th Avenue	New York, NY	December-02
700 6th Avenue	New York, NY	February-03
129 West Putnam Avenue	Greenwich, CT	February-06
441 South Oyster Bay Road	Plainview, NY	June-06
1209 High Ridge Road	Stamford, CT	July-06
53 E. 8th St.	New York, NY	April-07
230 Tresser Blvd. Ste 005	Stamford, CT	November-07

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, STOCK AND RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        On November 22, 2002, our common stock began trading on The Nasdaq Global Market System ("Nasdaq") under the symbol "COSI." The closing price of our common stock on Nasdaq was $0.84 on March 6, 2013.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

        On May 25, 2012, we received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). The notification letter stated that we would be afforded 180 calendar days, or until November 21, 2012, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company's common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days.

        Additionally, on June 15, 2012, we received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the market value of the Company's listed securities ("MVLS") had closed below the minimum $50,000,000 required for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A). The notification letter stated that the Company would be afforded 180 calendar days, or until December 12, 2012, to regain compliance with the minimum MVLS requirement. In order to regain compliance, the Company must maintain a minimum MVLS of at least $50,000,000 for a minimum of ten consecutive business days.

        On August 8, 2012, we received notice from the Listing Qualifications Department of The Nasdaq Stock Market that we have regained compliance with The Nasdaq Listing Standards by curing the market value of listed securities deficiency. The notification letter stated that for the 10 consecutive business days, from July 25, 2012 to August 7, 2012, the Company's market value of listed securities had been $50,000,000 or greater.

        The Company did not regain compliance with the minimum bid price listing requirement within the 180-day period and accordingly, the Company received written notification from the Staff (the "Staff Determination") stating that the Common Stock would be subject to delisting from The NASDAQ Capital Market unless the Company appeals the Staff Determination by requesting a hearing before the NASDAQ Listing Qualifications Panel (the "Panel") to review the Staff's Determination.

        On November 30, 2012, the Company appealed the Staff's Determination and at an oral hearing on January 17, 2013 presented a plan to regain compliance with the minimum bid price listing requirement. As a result, the Company was granted additional 180 calendar days from the Delisting Determination, or until May 28, 2013, to regain compliance with this requirement. As part of the plan, the Company is currently seeking the approval of its stockholders to amend the Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company's outstanding and treasury shares of common stock having a split ratio ranging from one-for-two to one-for-twenty as such split ratio shall be determined by the Board of Directors of the Company to be in the best interest of the Company and its stockholders, and pay to the Company's stockholders cash in lieu of fractional shares at fair market value. The Board of Directors will reserve the right, after stockholder approval, to forego or postpone the filing of the amendment to the Amended and Restated Certificate of Incorporation to effect a reverse stock split if it determines that action not to be in the best interest of the Company and its stockholders.

Rights Offering and Private Placement of Common Stock

        On July 9, 2012, the Company completed a shareholders' rights offering to its shareholders of record as of May 24, 2012 and issued a total of 19,661,844 shares of its $0.01 par value common stock at a subscription price of $0.65 per share. Of those shares, the Company's executive officers and outside directors purchased an aggregate of 2,534,323 shares of its $0.01 par value common stock, at a subscription price of $0.65 per share, through a private placement, based on the number of shares that would have been available to them had they executed their basic and oversubscription privilege in the rights offering. The Company received net proceeds of approximately $12.6 million from the rights offering and the private placement of common stock which the Company intends to use for growth and general corporate purposes, which may include, but are not limited to, working capital and capital expenditures.

Stock Price Information

        Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during fiscal 2012 and 2011 as reported by Nasdaq.

	Fiscal 2012		Fiscal 2011
Fiscal Quarter	High	Low	High	Low
First Quarter	$1.25	$0.65	$1.54	$1.19
Second Quarter	$1.10	$0.67	$1.32	$0.92
Third Quarter	$0.84	$0.68	$1.01	$0.57
Fourth Quarter	$0.78	$0.57	$0.78	$0.63

Stockholders

        The number of our registered common stockholders of record as of February 28, 2013 was 87. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

        Set forth below is a graph comparing the cumulative total stockholder return on Così's common stock with The Nasdaq Composite Index and the Standard & Poor's Small Cap 600 Index for the period covering our initial public offering on November 22, 2002, through the end of our 2012 fiscal year on December 31, 2012. The Company's common stock trades on The Nasdaq Global Market under the symbol "COSI." The graph assumes an investment of $100.00 made at the opening of trading on November 22, 2002, in

(i) Così's common stock, (ii) the stocks comprising The Nasdaq Composite Index, and (iii) stocks comprising the Standard & Poor's Small Cap 600 Index.

Item 6.    SELECTED FINANCIAL DATA

        The following table sets forth our summary of selected consolidated financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the related notes included elsewhere in this report. The selected statement of operations data for fiscal years 2012, 2011, and 2010 and selected balance sheet data for fiscal years 2012 and 2011 are derived from our audited consolidated financial statements that are included in this report. The selected statement of operations data for fiscal years 2009 and 2008 and selected balance sheet data for fiscal years 2010, 2009, and 2008 are derived from our audited consolidated financial statements not included in this report. The following historical results of consolidated operations are not necessarily indicative of results to be expected for any subsequent period.

	Fiscal Year
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Restaurant net sales	$94,757	$98,920	$106,636	$116,375	$132,501
Franchise fees and royalties	3,195	3,215	3,063	2,198	3,078

Total revenus	97,952	102,135	109,699	118,573	135,579
Costs and expenses:
Cost of food and beverage	22,171	22,902	24,366	26,429	30,235
Restaurant labor and related benefits	34,165	36,068	40,161	43,151	46,024
Occupancy and other restaurant operating expenses	30,337	31,330	33,977	36,617	39,821

	86,673	90,300	98,504	106,197	116,080
General and administrative expenses	11,641	13,824	13,692	14,635	19,317
Depreciation and amortization	3,613	4,230	4,773	7,050	8,409
Restaurant pre-opening expenses	—	—	—	13	100
Provision for losses on asset impairments and disposals	424	431	732	1,530	7,099
Closed store costs	117	61	152	48	69
Lease termination (income) expense, net	(13)	22	203	322	551
Gain on sale of assets	—	(149)	(5,205)	(102)	—

Total costs and expenses	102,455	108,719	112,851	129,693	151,625

Operating loss	(4,503)	(6,584)	(3,152)	(11,120)	(16,046)

Other income (expense):
Interest income	—	—	1	3	102
Interest expense	—	(1)	(4)	(4)	(7)
Other income	62	46	14	17	41

Total other income	62	45	11	16	136

Loss from continuing operations	(4,441)	(6,539)	(3,141)	(11,104)	(15,910)
Discontinued operations:
Operating loss from discontinued operations	—	—	—	—	(224)
Asset impairments of discontinued operations	—	—	—	—	(88)

Loss from discontinued operations	—	—	—	—	(312)

Net loss	$(4,441)	$(6,539)	$(3,141)	$(11,104)	$(16,222)

	Fiscal Year
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Per share data:
Loss per share, basic and diluted	$(0.07)	$(0.13)	$(0.06)	$(0.27)	$(0.40)
Weighted average shares used in computing net loss per share—basic and diluted	60,830	51,368	50,638	40,423	40,079

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,417	$7,222	$10,307	$4,079	$5,589
Total assets	$31,193	$24,705	$31,351	$31,570	$42,781
Total stockholders' equity	$14,035	$5,518	$11,686	$9,325	$19,026
Selected Consolidated Statement of Cash Flow Data:
Net cash (used in) provided by operating activities	$(2,955)	$(1,318)	$(3,963)	$(1,190)	$2,044
Net cash (used in) provided by investing activities	$(1,409)	$(1,767)	$5,317	$(682)	$(2,817)
Net cash provided by financing activities	$12,559	$—	$4,874	$362	$53
Selected Operating Data:
Company-owned restaurants open at the end of the fiscal year	75	80	83	99	101

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2012, January 2, 2012, and December 27, 2010 should be read in conjunction with "Selected Consolidated Financial Data" and our audited consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Cautionary Note Regarding Forward-Looking Statements" below and elsewhere in this Annual Report.

Business Overview

System-wide Restaurants:

	Fiscal Year
	2012			2011			2010
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total
Restaurants at beginning of period	80	56	136	83	59	142	99	46	145
Company-owned sold to franchisee	—	—	—	—	—	—	13	13	—
New restaurants opened	—	2	2	—	—	0	—	2	2
Restaurants permanently closed	5	8	13	3	3	6	3	2	5

Restaurants at end of period	75	50	125	80	56	136	83	59	142

        As of December 31, 2012, there were 75 Company-owned and 50 franchised fast-casual restaurants operating in 16 states, the District of Columbia, the United Arab Emirates (UAE), and Costa Rica. During fiscal 2012, we closed five Company-owned restaurants, three in Illinois and two in New York, all of which at the expiration of their leases. During the same period, eight franchised restaurants closed and two new franchised restaurants opened. Subsequent to the end of fiscal 2012, we closed one additional Company-owned restaurant in Ohio, at the expiration of its lease.

        Our restaurants offer innovative, savory, made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi® bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers. Our menu features high-quality, made-to-order hot and cold sandwiches, hand-tossed salads, bowls, breakfast wraps, Cosi® Squagels®, hot melts, flatbread pizzas, S'mores and other desserts, and a variety of coffees along with other soft drink beverages, bottled beverages including premium still and sparkling water, teas, alcoholic beverages, and other specialty coffees and beverages. Our restaurants offer lunch and afternoon coffee in a counter-service format, with most offering breakfast and/or dinner and dessert menus as well.

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

        We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during fiscal 2012.

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

        Franchise Fees and Royalties.    Franchise fees and royalties includes fees earned from franchise agreements entered into with area developers and franchise operators, as well as royalties received based on sales generated at franchised restaurants. We recognize the franchise fee in the period in which a franchise restaurant opens or when fees are forfeited as a result of a termination of an area developer agreement. We recognize franchise royalties in the period in which sales are made by our franchise operators.

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

Comparable Restaurant Sales

        In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during that period. At fiscal years ended December 31, 2012, January 2, 2012, and December 27, 2010, there were 75, 80, and 83 restaurants in our comparable restaurant base, respectively.

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

Results of Operations

        The following table sets forth our operating results as a percentage of total revenues, except where otherwise noted, for the periods indicated:

	Fiscal Year
	2012	2011	2010
Revenues:
Restaurant net sales	96.7%	96.9%	97.2%
Franchise fees and royalties	3.3	3.1	2.8

Total revenue	100.0	100.0	100.0

Cost and expenses:
Cost of food and beverage(1)	23.4	23.2	22.8
Restaurant labor and related benefits(1)	36.1	36.5	37.7
Occupancy and other restaurant operating expenses(1)	32.0	31.7	31.9

	91.5	91.4	92.4
General and administrative expenses	11.9	13.5	12.5
Depreciation and amortization	3.7	4.1	4.4
Provision for losses on asset impairments and disposals	0.4	0.4	0.7
Closed store costs	0.1	0.1	0.1
Lease termination expense	—	—	0.2
Gain on sale of assets	—	(0.1)	(4.7)

Total costs and expenses	104.6	106.4	102.9

Operating loss	(4.6)	(6.4)	(2.9)

Other income	0.1	—	—

Net loss	(4.5)	(6.4)	(2.9)

(1)
Expressed as a pecentage of restaurant net sales versus all other items expressed as a percentage of total revenue

Fiscal Year 2012 (52 weeks) compared to Fiscal Year 2011 (53 weeks)

Restaurant Net Sales

	Restaurant Net Sales
	(in thousands)	as a % of total revenues
Fiscal 2012	$94,757	96.7%
Fiscal 2011	$98,920	96.9%

        Restaurant net sales decreased by approximately $4.2 million, or 4.2%, in fiscal 2012, as compared to fiscal 2011, due to an approximately $2.0 million decrease in net sales related to Company-owned restaurants closed during and subsequent to the first quarter of fiscal 2011, $1.3 million associated with the additional fifty-third week in fiscal 2011 and an approximately $0.9 million, or 0.9%, decrease in net sales in our comparable restaurant base during the fifty-two weeks of fiscal years 2012 and 2011. The decrease in comparable net sales includes approximately $0.6 million related to the impact of Hurricane Sandy during the fourth quarter of fiscal 2012. Excluding the impact of the hurricane, the decrease in our comparable net restaurant sales was approximately $0.3 million, or 0.3%, and was comprised of a 1.1% decrease in traffic, partially offset by 0.8% increase in average check.

Franchise Fees and Royalties

	Franchise Fees and Royalties
	(in thousands)	as a % of total revenues
Fiscal 2012	$3,195	3.3%
Fiscal 2011	$3,215	3.1%

        Franchise Fees and Royalties:    Total franchise fees and royalties during fiscal years 2012 and 2011 were comparable. The additional royalties from the fifty-third week in fiscal 2011 were offset by the franchise fees recognized from the opening of one franchised location in Costa Rica during fiscal 2012.

Costs and Expenses

	Cost of Food and Beverage
	(in thousands)	as a % of total revenues
Fiscal 2012	$22,171	23.4%
Fiscal 2011	$22,902	23.2%

        Cost of Food and Beverage:    The increase in cost of food and beverage, as a percentage of restaurant net sales, is due primarily to higher costs of certain commodities, including poultry, and the impact on total menu mix of an increase in sales of breakfast items which carry a higher cost of goods as a percentage of net sales, coupled with a decline in beverages that have a lower cost of goods as a percentage of sales, partially offset by the favorable impact of menu price increases.

	Restaurant Labor and Related Benefits
	(in thousands)	as a % of total revenues
Fiscal 2012	$34,165	36.1%
Fiscal 2011	$36,068	36.5%

        Restaurant Labor and Related Benefits:    The decrease in restaurant labor and related benefits, as a percentage of restaurant net sales, is due primarily to savings realized from better deployment of labor hours during peak and non-peak hours of operation, partially offset by the unfavorable impact on labor of the decrease in comparable net restaurant sales, primarily the impact on the fixed-portion of manager labor from the decrease in sales resulting from Hurricane Sandy, as well as higher costs related to healthcare benefits.

	Occupancy and Other Restaurant Operating Expenses
	(in thousands)	as a % of total revenues
Fiscal 2012	$30,337	32.0%
Fiscal 2011	$31,330	31.7%

        Occupancy and Other Restaurant Operating Expenses:    The increase in occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, is due primarily to the unfavorable effect on fixed occupancy-related costs of the decrease in comparable net restaurant sales, as well as the increase in paper and packaging costs resulting from both a year-over-year increase in catering sales as a percentage of total sales and the higher costs for resin-based packaging, as well as higher credit card fees resulting from greater usage and an increase in rates, partially offset by the lower costs for repairs and maintenance of existing Company-owned restaurants and lower marketing expenditures.

	General and Administrative Expenses
	(in thousands)	as a % of total revenues
Fiscal 2012	$11,641	11.9%
Fiscal 2011	$13,824	13.5%

        General and Administrative Expenses:    The decrease in general and administrative expenses of approximately $2.2 million is due primarily to higher costs in fiscal 2011, including legal fees and certain settlement-related costs, professional and board fees related to the chief executive officer search and certain other shareholder activities, and the impact of the additional fifty-third week of payroll in fiscal 2011. Also driving the decrease in fiscal 2012 were lower costs for marketing materials, advertising media expenses and third-party information-technology fees, partially offset by the cost of certain relocation expenses in connection with the CEO appointment earlier in the year.

	Depreciation and Amortization Expenses
	(in thousands)	as a % of total revenues
Fiscal 2012	$3,613	3.7%
Fiscal 2011	$4,230	4.1%

        Depreciation and Amortization:    The decrease in depreciation and amortization expenses is due primarily to the continued depreciation of our comparable restaurant base and the impact of asset impairments recorded during and subsequent to fiscal 2011.

	Provision for Losses on Asset Impairments and Disposals
	(in thousands)	as a % of total revenues
Fiscal 2012	$424	0.4%
Fiscal 2011	$431	0.4%

        Provision for Losses on Asset Impairments and Disposals:    We recorded an impairment loss of approximately $0.3 million during fiscal 2012, as well as a loss of approximately $0.1 million from the disposal of assets related to the closing of Company-owned restaurants.

	Closed Store Costs
	(in thousands)	as a % of total revenues
Fiscal 2012	$117	0.1%
Fiscal 2011	$61	0.1%

        Closed Store Costs:    The closed store costs resulted from the closing of Company-owned restaurants at the expiration of their leases.

	Lease Termination (Income) Expense, net
	(in thousands)	as a % of total revenues
Fiscal 2012	$(13)	—
Fiscal 2011	$22	—

        Lease Termination (Income)/Expense, net:    The lease termination income during fiscal 2012 is related to an adjustment to the lease termination reserve at one subleased location.

	Other Income
	(in thousands)	as a % of total revenues
Fiscal 2012	$62	0.1%
Fiscal 2011	$46	—

        Other Income:    Other income is primarily due to the discounting of the long-term portion of a note receivable.

	Net Loss and Comprehensive Loss
	(in thousands)	as a % of total revenues
Fiscal 2012	$(4,441)	-(4.5)%
Fiscal 2011	$(6,539)	-(6.4)%

        Net Loss and Comprehensive Loss:    The reduction in net loss by approximately $2.1 million, or 32%, is primarily due to the decrease in general and administrative expenses, the decrease in labor costs and the lower depreciation expense, partially offset by the unfavorable effect on fixed occupancy-related costs of the decrease in comparable net restaurant sales, including the effect from the additional fifty-third week in fiscal 2011, as well as the increase in food and beverage and paper and packaging costs.

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

	Net Loss
	(in thousands)	as a % of total revenues
Fiscal 2011	$(6,539)	-6.4%
Fiscal 2010	$(3,141)	-2.9%

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

Liquidity and Capital Resources

        Cash and cash equivalents were approximately $15.4 million on December 31, 2012, compared with $7.2 million on January 2, 2012. We had positive working capital of approximately $7.1 million on December 31, 2012, compared with negative working capital of $3.2 million on January 2, 2012. The increase in working capital is primarily due to the proceeds from the shareholder rights offering and the private placement of shares to our executive officers and outside directors (see Note 9), the year-over-year improvement in our operating loss, net of depreciation and other non-cash expenses, partially offset by payments made for capital expenditures during the year. Our principal requirements for cash in 2013 will be for working capital needs, new restaurant openings, if any, and routine maintenance of our existing restaurants.

        Net cash used in operating activities during fiscal 2012 was approximately $3.0 million compared with $1.3 million during fiscal 2011. The increase was primarily due to the timing of payments on certain vendor and sales tax obligations, partially offset by the $1.6 million year-over-year improvement in our operating loss net of depreciation and other non-cash expenses.

        Net cash used in investing activities during fiscal 2012 was approximately $1.4 million compared with net cash used in fiscal 2011 of approximately $1.8 million and was primarily the result of capital expenditures for existing Company-owned restaurants and certain information technology related projects.

        Net cash provided by financing activities of approximately $12.6 million was from the proceeds associated with the shareholder rights offering and the private placement of shares to our executive officers and outside directors.

        During fiscal 2012, two quarterly payments of $62,500 each were not paid as scheduled in accordance with the terms of the Subordinated Secured Promissory Note associated with the sale of restaurants to a franchisee in 2010. The Company and franchisee expect payments to resume beginning with the third quarter of fiscal 2013.

        We are actively searching out and assessing opportunities to develop new Company-owned locations in existing markets and expect to relocate one existing restaurant during the second quarter of fiscal 2013. We also expect to incur capital costs associated with the maintenance of existing Company-owned restaurants during fiscal 2013. As we currently have no credit facility or available line of credit, we expect to fund any required restaurant capital maintenance costs on existing Company-owned restaurants or capital needs to open new restaurants from cash and cash equivalents on hand, expected cash flows generated by existing Company-owned restaurants, and expected franchise fees and royalties.

        We believe that our current cash and cash equivalents and the expected cash flows from Company-owned restaurant operations and expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for the next twelve months and for new Company-owned restaurant development, if any. Our conclusion is based on our financial performance during fiscal 2012 and our projected financial performance for 2013 and includes a sensitivity analysis that projects varying levels of decline in consumer demand. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance and the potential impact the current economic environment may have on consumer spending. In analyzing our capital cash outlays during fiscal years 2012 and 2011, 94.1% and 84.3%, respectively, of our capital expenditures were spent on improvements and repairs and maintenance associated with existing Company-owned locations. The balance of the capital cash outlays was spent on information technology related projects.

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

Inflation

        The primary inflationary factors affecting our business are food and labor costs. Some of our food costs are subject to fluctuations in commodity prices. Volatility in the commodity markets such as the poultry, wheat and dairy markets can have an adverse impact on our results from operations. Some of our hourly personnel at our restaurants are paid at rates based on the applicable minimum wage, and increases in the minimum wage will directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. Historically, inflation has not had a material impact on our results of operation.

Selected Quarterly Financial Data

        Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All quarters in fiscal 2012 and 2011 include results for 13 weeks, with the exception of the fourth quarter of fiscal 2011 which includes 14 weeks. The unaudited selected quarterly results for fiscal 2012 and 2011 are shown below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except share data)
Fiscal 2012
Total revenues	$24,673	$26,308	$24,359	$22,612
Total costs and expenses	$25,812	$26,239	$25,722	$24,682

Net (loss) income	$(1,128)	$77	$(1,354)	$(2,036)

Basic and diluted loss per share:	$(0.02)	$0.00	$(0.02)	$(0.03)

Fiscal 2011
Total revenues	$23,709	$26,897	$25,336	$26,193
Total costs and expenses	$25,859	$27,543	$26,837	$28,480

Net loss	$(2,140)	$(634)	$(1,491)	$(2,274)

Basic and diluted loss per share:	$(0.04)	$(0.01)	$(0.03)	$(0.04)

Recent Accounting Pronouncements

        See Note 1 to our consolidated financial statements included in Part II, Item 8 of this report for further details or new accounting pronouncements not yet adopted.

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

Item 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our market risk exposures are related to our cash and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During fiscal 2012, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect during fiscal 2012 would not have resulted in a fluctuation of interest income. In fiscal years 2012 and 2011, the interest income we earned was immaterial and we did not have any significant debt.

Commodity Risk

        We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability, and other factors outside our control. Some of these commodities are purchased under agreements in effect for periods ranging from one month to one year, usually at fixed prices. As a result, we are subject to commodity risk that current market prices may be below our contractual prices. We also purchase certain ingredients at spot prices, as well as prices that are based on specific formulas related to key components within the commodity category, which could adversely affect our operating result in periods of rising commodity or ingredient prices if we choose, for competitive or other reasons, not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. In fiscal 2012, 2011, and 2010, we did not utilize derivative instruments in managing commodity risk.

Foreign Currency Risk

        As of the end of fiscal 2012, all of our transactions are conducted, and our accounts are denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements are included in this item:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cosi, Inc.
Deerfield, Illinois

        We have audited the accompanying consolidated balance sheets of Cosi, Inc. as of December 31, 2012 and January 2, 2012 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cosi, Inc. at December 31, 2012 and January 2, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois
March 14, 2013

Cosi, Inc.

Consolidated Balance Sheets

As of December 31, 2012 and January 2, 2012

(dollars in thousands)

	December 31, 2012	January 2, 2012
Assets
Current assets:
Cash and cash equivalents	$15,417	$7,222
Accounts receivable, net	1,235	598
Notes receivable, current portion	462	448
Inventories	893	717
Prepaid expenses and other current assets	1,620	1,480

Total current assets	19,627	10,465
Furniture and fixtures, equipment and leasehold improvements, net	9,900	12,359
Notes receivable, net of current portion	573	762
Other assets	1,093	1,119

Total assets	$31,193	$24,705

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,886	$3,717
Accrued expenses	9,447	9,733
Deferred franchise revenue	61	61
Current portion of other long-term liabilities	140	195

Total current liabilities	12,534	13,706
Deferred franchise revenue	1,923	2,098
Other long-term liabilities, net of current portion	2,701	3,383

Total liabilities	17,158	19,187

Stockholders' equity:
Common stock—$.01 par value; 100,000,000 shares authorized, 73,112,769 and 52,967,365 shares issued, respectively	731	530
Additional paid-in capital	296,503	283,746
Treasury stock, 239,543 shares at cost	(1,198)	(1,198)
Accumulated deficit	(282,001)	(277,560)

Total stockholders' equity	14,035	5,518

Total liabilities and stockholders' equity	$31,193	$24,705

The accompanying notes are an intergral part of these consolidated financial statements.

Cosi, Inc

Consolidated Statements of Operations and Comprehensive Loss

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

(dollars in thousands, except per share data)

	December 31, 2012	January 2, 2012	December 27, 2010
Revenues:
Restaurant net sales	$94,757	$98,920	$106,636
Franchise fees and royalties	3,195	3,215	3,063

Total revenues	97,952	102,135	109,699

Costs and expenses:
Cost of food and beverage	22,171	22,902	24,366
Restaurant labor and related benefits	34,165	36,068	40,161
Occupancy and other restaurant operating expenses	30,337	31,330	33,977

	86,673	90,300	98,504
General and administrative expenses	11,641	13,824	13,692
Depreciation and amortization	3,613	4,230	4,773
Provision for losses on asset impairments and disposals	424	431	732
Closed store costs	117	61	152
Lease termination (income) expense, net	(13)	22	203
Gain on sale of assets	—	(149)	(5,205)

Total costs and expenses	102,455	108,719	112,851

Operating loss	(4,503)	(6,584)	(3,152)

Other income (expense):
Interest income	—	—	1
Interest expense	—	(1)	(4)
Other income	62	46	14

Total other income	62	45	11

Net loss and comprehensive loss	$(4,441)	$(6,539)	$(3,141)

Per Share Data:
Loss per share, basic and diluted	$(0.07)	$(0.13)	$(0.06)

Weighted average common shares outstanding	60,830,353	51,368,499	50,638,031

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Stockholders' Equity

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

(dollars in thousands, except share data)

	Common Stock			Treasury Stock
	Number of Shares	Amount	Additional Paid In Capital	Shares of Treasury Stock	Amount Treasury Stock	Accumulated Deficit	Total
Balance, December 28, 2009	40,862,474	$409	$277,994	239,543	$(1,198)	$(267,880)	$9,325

Issuance of common stock, net of issuance costs(1)	10,451,677	105	4,790				4,895
Issuance of restricted stock, net of forfeitures	368,740	3	(3)				—
Stock-based compensation			607				607
Net loss						(3,141)	(3,141)

Balance, December 27, 2010	51,682,891	$517	$283,388	239,543	$(1,198)	$(271,021)	$11,686

Issuance of restricted stock, net of forfeitures	1,284,474	13	(13)				—
Stock-based compensation			371				371
Net loss						(6,539)	(6,539)

Balance, January 2, 2012	52,967,365	$530	$283,746	239,543	$(1,198)	$(277,560)	$5,518

Issuance of common stock, net of issuance costs(2)	19,661,844	197	12,362				12,559
Issuance of restricted stock, net of forfeitures	483,560	4	(4)				—
Stock-based compensation			399				399
Net loss						(4,441)	(4,441)

Balance, December 31, 2012	73,112,769	$731	$296,503	239,543	$(1,198)	$(282,001)	$14,035

(1)
Represents the proceeds, net of issuance costs, of approximately $273,000 from the shareholder rights offering and related private placement to directors and officers of the Company, completed in January 2010

(2)
Represents the proceeds, net of issuance costs, of approximately $221,000 from the shareholder rights offering and related private placement to directors and officers of the Company, completed in July 2012

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Cash Flows

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

(in thousands)

	December 31, 2012	January 2, 2012	December 27, 2010
Cash flows from operating activities:
Net loss	$(4,441)	$(6,539)	$(3,141)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,613	4,230	4,773
Gain on sale of restaurants	—	—	(5,059)
Gain on sale of assets	—	(149)	(146)
Non-cash portion of asset impairments and disposals	424	431	732
Provision for bad debts	46	117	78
Stock-based compensation expense	399	371	607
Changes in operating assets and liabilities:
Accounts receivable	(683)	(19)	(237)
Notes receivable	175	492	(190)
Inventories	(176)	27	223
Prepaid expenses and other current assets	(140)	159	497
Other assets	26	40	130
Accounts payable and accrued expenses	(1,319)	1,180	(533)
Deferred franchise revenue	(175)	(140)	(308)
Lease termination reserve	(30)	(288)	(251)
Other liabilities	(674)	(1,230)	(1,138)

Net cash used in operating activities	(2,955)	(1,318)	(3,963)

Cash flows from investing activities:
Proceeds from sale of restaurants	—	—	6,400
Capital expenditures	(1,409)	(2,011)	(1,432)
Proceeds from sale of assets	—	244	186
Return of security deposits, net	—	—	163

Net cash (used in) provided by investing activities	(1,409)	(1,767)	5,317

Cash flows from financing activities:
Proceeds from issuance of common stock	12,780	—	5,168
Common stock issuance costs	(221)	—	(273)
Principal payments on long-term debt	—	—	(21)

Net cash provided by financing activities	12,559	—	4,874

Net increase (decrease) in cash and cash equivalents	8,195	(3,085)	6,228
Cash and cash equivalents, beginning of year	7,222	10,307	4,079

Cash and cash equivalents, end of year	$15,417	$7,222	$10,307

Supplemental disclosures of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$132	$205	$234

The accompanying notes are an integral part of these consolidated financial statements.

COSI, INC.

Notes to Consolidated Financial Statements

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

1. Organization and Summary of Significant Accounting Policies

Organization

        Cosi, Inc., a Delaware corporation, owns, operates, and franchises fast-casual dining restaurants which sell high-quality, made-to-order sandwiches, salads, bowls, and coffees along with a variety of other soft drink beverages, teas, baked goods and alcoholic beverages. As of December 31, 2012, there were 75 Company-owned and 50 franchise restaurants operating in 16 states, the District of Columbia, the United Arab Emirates (UAE), and Costa Rica.

Fiscal Year

        Our fiscal year ends on the Monday closest to December 31. Fiscal years ended December 31, 2012, January 2, 2012, and December 27, 2010 are referred to as fiscal 2012, 2011, and 2010, respectively. Each of fiscal years 2012 and 2010 included 52 weeks while fiscal year 2011 included 53 weeks.

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

Concentration of Credit Risks

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. We place our cash deposits in Federal Deposit Insurance Corporation ("FDIC") insured financial institutions, US government and government sponsored agency securities, commercial paper and money market funds. Balances of cash deposits may, at times, exceed FDIC insured limits. We have never experienced losses related to these balances. All of our non-interest bearing cash balances were fully insured on December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. Beginning with 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances currently exceed federally insured limits.

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

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

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

        In accordance with the provisions of the impairment or disposal subsections of ASC 360-10, Property, Plant & Equipment, long-lived assets held and used with a carrying amount of $0.7 million were written down to their fair value of $0.3 million, resulting in asset impairment and disposal charges of $0.4 million which were included in earnings for fiscal 2012. We considered all relevant valuation techniques that could be obtained without undue cost and effort, and concluded that the discounted cash flow approach continued to provide the most relevant and reliable means by which to determine fair value of the long-lived assets held and used.

Long-lived assets held and used	Total value at end of period	Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(in thousands)
December 31, 2012	$348	$—	$—	$348	$(424)

	$348	$—	$—	$348	$(424)

January 2, 2012	$647	$—	$—	$647	$(431)

	$647	$—	$—	$647	$(431)

December 27, 2010	$552	$—	$—	$552	$(732)

	$552	$—	$—	$552	$(732)

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

1. Organization and Summary of Significant Accounting Policies (Continued)

        The asset impairment charges relate to four and six underperforming restaurants in fiscal years 2012 and 2011, respectively, three of which in fiscal 2011 were impaired as a result of the short remaining lives of their operating leases. Three of the impaired locations in 2012 and two in 2011 were also impaired in previous years. The asset impairment charge during fiscal 2010 relates to four underperforming restaurants, three of which were previously impaired, and to maintenance capital expenditures on previously impaired restaurants.

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

        The lease termination charges that we recorded in fiscal years 2012 and 2011 were immaterial. We incurred lease termination charges of approximately $0.2 million during fiscal 2010 related to one restaurant in the Midwest where we reached an early termination agreement with the landlord and one restaurant in the Seattle market where we assigned the lease in fiscal 2008 and reached an agreement with the landlord and subtenant to terminate it in fiscal 2010.

        A summary of lease termination reserve activity is as follows:

(in thousands)
Balance as of December 28, 2009	785
Charged to costs and expenses	203
Payments and adjustments	(455)

Balance as of December 27, 2010	533
Charged to costs and expenses	22
Payments and adjustments	(310)

Balance as of January 2, 2012	245
Charged to costs and expenses	2
Payments and adjustments	(33)

Balance as of December 31, 2012	214

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

1. Organization and Summary of Significant Accounting Policies (Continued)

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

        As of December 31, 2012, we had net operating loss ("NOL") carryforwards of approximately $212.9 million for U.S. federal income tax purposes. Under the Internal Revenue Code, an "ownership change" with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income, possibly reducing the amount of cash available to the corporation to satisfy its obligations. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period. We do not believe that the rights offering and the related private placement of common stock that we completed in fiscal 2010 have triggered an ownership change. The purchase of shares of our common stock pursuant to the rights offering and private placement of common stock that we completed during the third quarter of fiscal 2012 may trigger an ownership change with respect to our common stock. In addition, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

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

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

1. Organization and Summary of Significant Accounting Policies (Continued)

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

Gain on Sale of Assets

        We recognized income from the sale of liquor licenses of approximately $0.1 million in each of fiscal years 2011 and 2010. No gain was recognized in fiscal 2012.

Gain on Sale of Restaurants

        We did not recognize any gain or loss on sale of restaurants in fiscal years 2012 and 2011. As a result of the sale of the thirteen Company-owned restaurants in Washington, D.C. to a franchisee during fiscal 2010, we recognized a gain on sale of restaurants of approximately $5.1 million, including approximately $0.3 million in unamortized landlord allowances and reversal of straight line rent expense. If the disbursement, either in full or in part, is made to us from the $0.6 million held in escrow, we will recognize an additional gain from the sales of these assets at that time. The balance in escrow will be paid to Cosi if the franchisee achieves a certain sales target at any time during the repayment period of the promissory note through 2016. Disbursement from the escrow, either in full or in part, is based on a formula that compares then-current trailing twelve-month sales to a sales baseline and applies the resulting percentage to the escrow amount. The disbursement calculation can be applied up to three times at Cosi's sole discretion over the three year period.

Restaurant Pre-opening Expenses

        Restaurant pre-opening expenses are expensed as incurred and include the costs of recruiting, hiring and training the initial restaurant work force, travel, the cost of food and labor used during the period before opening, the cost of initial quantities of supplies and other direct costs related to the opening or remodeling of a restaurant. Pre-opening expenses also include rent expense recognized on a straight-line basis from the date we take possession through the period of construction or renovation prior to opening the restaurant.

Advertising Costs

        Domestic franchise-operated Cosi® restaurants contribute 1% of their sales to a national marketing fund and are also required to spend 1% of their sales on advertising in their local markets. Our international franchise-operated restaurants contribute 0.5% of their sales to an international marketing fund. The Company also contributes 1% of sales from Company-owned restaurants to the national marketing fund. The Company's contributions, as well as its own local market media costs, are recorded as

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

1. Organization and Summary of Significant Accounting Policies (Continued)

part of occupancy and other restaurant operating expenses on the Company's consolidated statements of operations. Advertising costs are expensed as incurred and approximated $1.2 million, $2.1 million, and $2.4 million in fiscal years 2012, 2011, and 2010, respectively.

Net Loss Per Share

        Basic and diluted loss per common share is calculated by dividing the net loss by the weighted-average common shares outstanding during each period. As of December 31, 2012, January 2, 2012, and December 27, 2010, there were, respectively, 1,085,600, 1,288,400, and 205,050 unvested restricted shares of common stock outstanding and 154,209, 164,282, and 542,977 out-of-the-money stock options to purchase shares of common stock. There were no in-the-money stock options as of the end of fiscal years 2012, 2011, and 2010. The unvested restricted shares and the out-of-the-money stock options meet the requirements for participating securities but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. There were no unvested restricted stock units as of December 31, 2012 and January 2, 2012, and there were 215,000 unvested stock units as of December 27, 2010. The unvested stock units do not meet the requirements for participating securities and were not included in the computation of basic and diluted earnings per share.

Stock-Based Compensation

        In accordance with ASC 718-10-25, Compensation—Stock Compensation, we recognize stock-based compensation expense according to the fair value recognition provision which generally requires, among other things, that all employee share-based compensation is measured using a fair value method and that all the resulting compensation expense is recognized in the financial statements. In accordance with the standard, our stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. As a result, we recognized stock compensation expense of approximately $0.4 million, $0.4 million, and $0.6 million during fiscal years 2012, 2011, and 2010, respectively. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of the grant.

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

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

1. Organization and Summary of Significant Accounting Policies (Continued)

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

Recent Accounting Pronouncements

        Effective January 1, 2012, the Company adopted Accounting Standards Update ("ASU") No. 2011-05, "Presentation of Comprehensive Income." The adoption of ASU 2011-05 concerns presentation and disclosure only and did not have an impact on the Company's consolidated financial position or results of operations. In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-02, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. Our adoption of this ASU on January 1, 2013 is not expected to have an impact on our consolidated financial position or results of operations.

2. Accounts Receivable

        Accounts receivable consist of the following:

	December 31, 2012		January 2, 2012
	(in thousands)
Due from franchisees	$724	(1)	$476
Accounts receivable, trade	359		234
Hurricane insurance-related	193		—
Service vendor receivable	146		—
Other	116		142

Total receivables	1,538		852
Less: allowance for doubtful accounts	(303)		(254)

Accounts receivable, net	$1,235		$598

(1)
Includes approximately $0.3 million in deferred franchise royalties and marketing funds to be paid during fiscal 2013

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

2. Accounts Receivable (Continued)

        A summary of the reserve for doubtful accounts follows:

(in thousands)
Balance as of December 28, 2009	116
Charged to costs and expenses	78
Deductions	(49	)(a)

Balance as of December 27, 2010	145
Charged to costs and expenses	117
Deductions	(8	)(a)

Balance as of January 2, 2012	254
Charged to costs and expenses	46
Deductions	3	(a)

Balance as of December 31, 2012	303

(a)
Recovery (write-off) of uncollectible accounts.

3. Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist of the following:

	December 31, 2012	January 2, 2012
	(in thousands)
Prepaid insurance	$1,468	$1,326
Other	152	154

Prepaid expenses and other current assets	$1,620	$1,480

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

4. Furniture and Fixtures, Equipment and Leasehold Improvements

        Furniture and fixtures, equipment and leasehold improvements consist of the following:

	December 31, 2012	January 2, 2012
	(in thousands)
Leasehold improvements	$32,061	$33,250
Restaurant equipment	16,242	16,125
Computer and telephone equipment	11,670	11,557
Furniture and fixtures	10,729	10,896
Vehicles	35	30

Total furniture and fixtures, equipment and leasehold improvements	70,737	71,858
Less accumulated depreciation and amortization	(60,837)	(59,499)

Furniture and fixtures, equipment and leasehold improvements, net	$9,900	$12,359

        Depreciation and amortization expense for fiscal years 2012, 2011, and 2010 was approximately $3.6 million, $4.2 million, and $4.8 million, respectively.

5. Notes Receivable

	December 31, 2012		January 2, 2012
	(in thousands)
Sale of restaurans to a franchisee in 2010	885	(1)	982
Other	150		228
Total other assets	$1,035		$1,210

(1)
Includes two quarterly payments of $62,500 each which were not paid in 2012 as scheduled in accordance with the terms of the Subordinated Secured Promissory Note associated with the sale of restaurants to a franchisee in 2010. The Company and franchisee expect payments to resume beginning with the third quarter of fiscal 2013.

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

6. Other Assets

        Other assets consist of the following:

	December 31, 2012	January 2, 2012
	(in thousands)
Security deposits	725	709
Trademarks	195	195
Liquor licenses	92	99
Other	81	116

Total other assets	$1,093	$1,119

7. Accrued Expenses

        Accrued expenses consist of the following:

	December 31, 2012	January 2, 2012
	(in thousands)
Payroll and related benefits and taxes	$2,133	$2,177
Unredeemed gift cards/certificates	1,773	1,680
Insurance	1,539	1,389
Utilities	979	995
Taxes other than income taxes	665	816
Rent	532	569
Professional and legal	397	537
Deferred credits	370	420
Advertising	179	260
Other	880	890

Total accrued expenses	$9,447	$9,733

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

8. Income Taxes

        Significant components of our deferred tax assets, net of any deferred tax liabilities, are as follows:

	December 31, 2012	January 2, 2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$84,296	$82,682
Depreciation expense and impairment of long-lived assets	14,829	15,140
Contractual lease increases	1,040	1,311
Deferred franchise revenue	1,250	1,306
Stock-based compensation	1,163	1,137
Lease termination accrual	85	97
Accrued expenses	45	47
Allowance for doubtful accounts	121	101

Total deferred tax assets	102,829	101,821
Valuation allowance	(102,829)	(101,821)

Net deferred taxes	$—	$—

        As of December 31, 2012, we have federal net operating tax loss carryforwards (NOL's) of approximately $212.9 million which, if not used, will expire from 2018 through 2032. We have recorded a valuation allowance to offset the benefit associated with the deferred tax assets described above due to the uncertainty of realizing the related benefits.

        Below is a reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before income taxes:

	December 31, 2012	January 2, 2012	December 27, 2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	4.6	4.6	3.0

	39.6	39.6	38.0
Less valuation allowance	(39.6)	(39.6)	(38.0)

Effective Tax Rate	0.0%	0.0%	0.0%

        Under the Internal Revenue Code, an "ownership change" with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period. We do not believe that the rights offering and the related private placement of common stock that we completed in fiscal 2010 have triggered an ownership change. The purchase of shares of our common stock pursuant to the rights offering and private placement of common stock that we completed during the third quarter of fiscal 2012 may trigger an ownership change with respect to our common stock. In addition, a limitation would not

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

8. Income Taxes (Continued)

have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

9. Stockholders' Equity

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

        We do not believe that the January 6, 2010 rights offering and the related private placement of common stock have triggered an ownership change which would generally occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period.

        On July 9, 2012, we completed a shareholders' rights offering to our shareholders of record as of May 24, 2012. We issued a total of 19,661,844 shares of our $0.01 par value common stock at a subscription price of $0.65 per share. Of those shares, our executive officers and outside directors purchased an aggregate of 2,534,323 shares of our $0.01 par value common stock, at a subscription price of $0.65 per share, through a private placement, based on the number of shares that would have been available to them had they executed their basic and oversubscription privilege in the rights offering. We received net proceeds of approximately $12.6 million from the rights offering and the private placement of common stock which we intend to use for growth and general corporate purposes, which may include, but are not limited to, working capital and capital expenditures.

        The purchase of shares of our common stock pursuant to the rights offering and private placement of common stock that we completed on July 9, 2012 may trigger an ownership change with respect to our common stock. Under the Internal Revenue Code, an "ownership change" with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income, possibly reducing the amount of cash available to the corporation to satisfy its obligations.

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

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

10. Stock-Based Employee Compensation (Continued)

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

        When the Omnibus Plan went into effect, 3.7 million authorized but unissued common shares that were reserved under the Amended and Restated Cosi, Inc. Long Term Incentive Plan continued to be reserved for issuance under the Omnibus Plan. No additional awards will be granted under any of the prior long-term incentive plans. During fiscal 2012, an Amendment to the 2005 Omnibus Long-Term Incentive Plan was approved which increased the number of shares available for issuance under the Plan by 1.5 million.

        As of December 31, 2012, approximately 3.6 million shares of common stock, in the aggregate, were reserved for issuance under the Omnibus Plan and for outstanding grants under the prior long-term incentive plans.

        A summary of stock-based compensation follows:

	Fiscal Year
	2012	2011	2010
	(in thousands)
Stock option compensation expense	$—	$—	$1
Restricted stock compensation expense, net of forfeitures	399	371	606

Total non-cash, stock-based compensation expense, net of forfeitures	$399	$371	$607

        As of December 31, 2012, all compensation expenses related to stock options granted under the Company's various incentive plans have been recognized in full. In addition, as of December 31, 2012, there were approximately $0.6 million of total unrecognized compensation expense related to restricted stock shares granted under the Omnibus Plan. The expense related to restricted stock grants will be recognized on a straight-line basis from the date of each grant through fiscal 2016 and is recorded in general and administrative expenses in our consolidated statements of operations.

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

10. Stock-Based Employee Compensation (Continued)

        A summary of option activity for fiscal years 2012, 2011, and 2010 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 28, 2009	662,534	$9.96	1.3	$—
Granted	—	—
Exercised	—	—
Cancelled/Expired	(119,557)	$11.20		—

Outstanding as of December 27, 2010	542,977	$9.70	1.6	$—
Granted	—	—
Exercised	—	—
Cancelled/Expired	(378,695)	$11.74		—

Outstanding as of January 2, 2012	164,282	$5.00	2.5	$—
Granted	—	—
Exercised	—	—
Cancelled/Expired	(10,073)	$3.47		—

Outstanding as of December 31, 2012	154,209	$5.10	1.7	$—
Exercisable as of December 31, 2012	154,209	$5.10	1.7	$—

        No stock options were exercised during any of the fiscal years presented and all outstanding options were fully vested as of the end of fiscal 2010. The aggregate fair value of options vested during fiscal 2010 was $0.03 million. As of the last day of fiscal 2012, the outstanding stock options had no intrinsic value as they were all out-of-the-money.

        The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.25 - $4.62	10,021	1.5	$4.40	10,021	$4.40
$4.63 - $4.72	64,978	1.6	4.70	64,978	4.70
$4.73 - $5.18	15,611	1.6	4.90	15,611	4.90
$5.19 - $5.59	28,135	1.8	5.20	28,135	5.20
$5.60 - $6.94	35,464	1.8	6.00	35,464	6.00

	154,209	1.7	$5.10	154,209	$5.10

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

10. Stock-Based Employee Compensation (Continued)

        We did not grant any shares of restricted stock to employees in fiscal 2012. During the same year, we converted 365,000 previously issues restricted stock units into restricted stock shares. During fiscal 2011, pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 1,198,000 restricted stock shares and 100,000 stock units to key employees. During fiscal 2010, we granted and issued 238,250 restricted stock shares and 200,000 restricted stock units to key employees. The vesting of the shares and stock units granted during fiscal years 2011 and 2010 occurs as follows, except where provided differently in the following paragraphs: (i) 20% of the stock shares and stock units vested on the grant date, and (ii) an additional 20% of the stock shares and stock units will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares and the stock units for the grants made during fiscal years 2011 and 2010, based on the closing price of our common stock on the date of the grants, was approximately $0.9 million and $0.4 million, respectively. During fiscal years 2012, 2011 and 2010, previously issued shares and units of restricted common stock of 53,850, 242,400 and 21,950, respectively, were forfeited. The value of the forfeited shares and units of restricted common stock, based on the closing price of our common stock on the dates of the grants, was approximately $0.05 million, $0.3 million and $0.04 million in fiscal years 2012, 2011 and 2010, respectively.

        Included in the restricted stock activity table below are 172,410, 128,874, and 152,440, shares issued during fiscal years 2012, 2011, and 2010, respectively, to members of the Board of Directors pursuant to the Cosi Non-Employee Director Stock Incentive Plan and the Omnibus Plan. These shares had an aggregate value of approximately $0.1 million at the time of issuance in all three fiscal years and vested upon issuance.

        The following tables summarize the Company's restricted stock activity:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested at December 28, 2009	87,200	$5.35

Granted	390,690	0.87
Vested	250,890	2.04
Forfeited / Canceled	(21,950)	1.57

Non-vested at December 27, 2010	205,050	$1.27

Granted	1,326,874	0.80
Vested	201,124	1.24
Forfeited / Canceled	(42,400)	1.89

Non-vested at Janaury 2, 2012	1,288,400	$0.77

Granted	172,410	0.87
Vested	321,360	0.89
Forfeited / Canceled	(53,850)	1.17

Non-vested at December 31, 2012	1,085,600	$0.74

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

10. Stock-Based Employee Compensation (Continued)

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at December 28, 2009	110,000	3.24

Granted	200,000	0.91
Vested	95,000	2.26
Forfeited	—	—

Non-vested at December 27, 2010	215,000	$1.51

Granted	100,000	1.45
Vested	115,000	2.12
Forfeited	(200,000)	1.13

Non-vested at January 2, 2012	—	$—

Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2012	—	$—

11. Defined Contribution Plan

        We have a 401(k) Plan (the "Plan") for all qualified employees. The Plan provides for a matching employer contribution of 50% up to the first 4% of the employees' deferred savings. The employer contributions made during the employee's first year of employment vest upon the completion of one year of employment. Employer contributions made subsequent to the first year of employment vest immediately. The deferred amount cannot exceed 20% of an individual participant's compensation in any calendar year. Our contributions to the Plan were approximately $0.1 million in each of the fiscal years 2012 and 2011. During fiscal year 2010, as part of various cost containment initiatives, we suspended the employer matching contribution to the Plan and reinstated it subsequent to that.

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

12. Commitments and Contingencies

Commitments

        As of December 31, 2012, we are committed under lease agreements expiring through 2023 for occupancy of our retail restaurants and for office space at the following minimum annual rentals:

Fiscal Year	Amount
(in thousands)
2013	12,600
2014	10,691
2015	8,990
2016	6,093
2017	2,722
Thereafter	5,975

$47,071

        Amounts shown are net of approximately $0.7 million of sublease rental income under non-cancelable subleases. Rental expense for fiscal years 2012, 2011, and 2010 totaled $13.1 million, $13.1 million, and $14.2 million, respectively. Certain lease agreements have renewal options ranging from 3 years to 5 years. In addition, certain leases obligate us to pay additional rent if restaurant sales reach certain minimum levels (percentage rent). Amounts incurred under these additional rent provisions and agreements were approximately $0.2 million in each of the fiscal years 2012, 2011, and 2010.

        Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the respective leases from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in other liabilities in the accompanying consolidated balance sheets and totaled $2.1 million, $2.6 million, and $3.6 million as of the end of fiscal years 2012, 2011, and 2010, respectively.

        Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other long-term liabilities in the accompanying consolidated balance sheets for fiscal years 2012, 2011, and 2010 were landlord allowances of $0.5 million, $0.7 million, and $0.9 million, respectively.

        As of December 31, 2012, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of "Other Assets" in the accompanying consolidated balance sheets.

        The lease termination charges during fiscal years 2012 and 2011 were immaterial. We recorded lease termination charges of approximately $0.2 million during fiscal 2010 related to one restaurant in the Midwest where we reached an early termination agreement with the landlord and one restaurant in the Seattle market where we assigned the lease in fiscal 2008 and reached an agreement with the landlord and subtenant to terminate it in fiscal 2010.

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

12. Commitments and Contingencies (Continued)

        As of December 31, 2012, future minimum lease payments related to restaurants that have been closed or locations with subleased spaces are approximately $2.0 million, before expected sublease payments, with remaining lease terms ranging from one to six years. For each of these locations, a lease termination reserve has been established based upon management's estimate of the cost to exit the lease or the time it would take to enter into a new sublease. The accompanying consolidated balance sheets include a liability of $0.2 million in accrued lease termination costs with a current portion of $0.01 million at each of fiscal year-ends 2012 and 2011.

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

        We have an agreement with Distribution Market Advantage, Inc. ("Distribution Marketing Advantage") that provides us access to a national network of independent distributors. Under this agreement the independent distributors supply us with approximately 80% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers. This agreement was renegotiated and has been extended through December 2013.

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

Self-Insurance

        We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years' claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. We did not exceed this pre-determined maximum during fiscal years 2012, 2011, and 2010. For our 2013 plan year, this pre-determined dollar amount is $1.8 million. Health insurance expense for fiscal years 2012, 2011, and 2010 was $1.4 million, $1.3 million, and $1.4 million, respectively. The balance in the

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

12. Commitments and Contingencies (Continued)

self-insurance reserve account was approximately $0.1 million and $0.2 million at December 31, 2012 and January 2, 2012, respectively.

Litigation

        From time to time, we are a defendant in litigation arising in the ordinary course of our business. As of the date of this report, there are no legal proceedings that would require accrual or disclosure under ASC 450.

Other events

Regaining Compliance with The Nasdaq's Market Value of Listed Securities Standard

        On June 15, 2012, we received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the market value of the Company's listed securities ("MVLS") had closed below the minimum $50,000,000 required for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A). The notification letter stated that the Company would be afforded 180 calendar days, or until December 12, 2012, to regain compliance with the minimum MVLS requirement. In order to regain compliance, the Company must maintain a minimum MVLS of at least $50,000,000 for a minimum of ten consecutive business days.

        On August 8, 2012, we received notice from the Listing Qualifications Department of The Nasdaq Stock Market that we have regained compliance with The Nasdaq Listing Standards by curing the market value of listed securities deficiency. The notification letter stated that for the 10 consecutive business days, from July 25, 2012 to August 7, 2012, the Company's market value of listed securities had been $50,000,000 or greater.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

        On May 25, 2012, we received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). The notification letter stated that we would be afforded 180 calendar days, or until November 21, 2012, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company's common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days.

        The Company did not regain compliance with the minimum bid price listing requirement within the 180-day period and accordingly, the Company received written notification from the Staff (the "Staff Determination") stating that the Common Stock would be subject to delisting from The NASDAQ Capital Market unless the Company appeals the Staff Determination by requesting a hearing before the NASDAQ Listing Qualifications Panel (the "Panel") to review the Staff's Determination.

        On November 30, 2012, the Company appealed the Staff's Determination and at an oral hearing on January 17, 2013 presented a plan to regain compliance with the minimum bid price listing requirement. As a result, the Company was granted additional 180 calendar days from the Delisting Determination, or until May 28, 2013, to regain compliance with this requirement. As part of the plan, the Company is

COSI, INC.

Notes to Consolidated Financial Statements (Continued)

For the Fiscal Years Ended December 31, 2012, January 2, 2012 and December 27, 2010

12. Commitments and Contingencies (Continued)

currently seeking the approval of its stockholders to amend the Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company's outstanding and treasury shares of common stock having a split ratio ranging from one-to-two to one-for-twenty as such split ratio shall be determined by the Board of Directors of the Company to be in the best interest of the Company and its stockholders, and pay to the Company's stockholders cash in lieu of fractional shares at fair market value. The Board of Directors will reserve the right, after stockholder approval, to forego or postpone the filing of the amendment to the Amended and Restated Certificate of Incorporation to effect a reverse stock split if it determines that action not to be in the best interest of the Company and its stockholders.

Release from a Contractual Obligation

        Pursuant to the employment agreement with Carin Stutz, Chief Executive Officer and President, and in connection with the September 21, 2012 sale of Ms. Stutz' primary residence in Dallas, TX, the Company has been released from its contractual obligation to purchase the Executive's residence prior to December 31, 2012.

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

        The Audit Committee of the Board of Directors, on behalf of the stockholders, oversees management's financial reporting responsibilities. The Audit Committee, which is composed solely of independent outside directors, meets periodically with the independent auditors, management and our Manager of Internal Audit to review matters relating to financial reporting, internal accounting controls and auditing. The independent registered public accountants, the Manager of Internal Audit and our Chief Compliance Officer advise the Audit Committee of any significant matters resulting from their audits or reviews and have free access to the Audit Committee without management being present. The Chief Compliance Officer, the independent registered public accountants and the Manager of Internal Audit have free and full access to senior management and the Audit Committee at any time.

        We assessed the effectiveness of the Company's system of internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated

Framework. We have concluded that, as of December 31, 2012, the Company's system of internal control over financial reporting was effective.

        We are not required to, nor did we, engage an independent registered public accounting firm to perform an audit of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2012, to which this report relates, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item will be set forth in our definitive proxy statement for our Annual Meeting of Stockholders expected to be held on May 8, 2013 (the "Proxy Statement") and is incorporated herein by reference.

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

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements: The following consolidated financial statements are included in Item 8 herein:

Report of BDO USA, LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and January 2, 2012
Consolidated Statements of Operations and Comprehensive Loss for the Fiscal Years Ended December 31, 2012, January 2, 2012, and December 27, 2010
Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 2012, January 2, 2012, and December 27, 2010
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2012, January 2, 2012, and December 27, 2010
Notes to Consolidated Financial Statements for the Fiscal Years Ended December 31, 2012, January 2, 2012, and December 27, 2010
(b)
Exhibits: The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index, which is incorporated into this item by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSI, INC.
By:	/s/ WILLIAM KOZIEL William Koziel Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date:	March 14, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN F. EDWARDS Stephen F. Edwards	Executive Chairman of the Board	March 14, 2013
/s/ CARIN L. STUTZ Carin L. Stutz	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2013
/s/ WILLIAM E. KOZIEL William E. Koziel	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2013
/s/ MARK DEMILIO Mark Demilio	Director	March 14, 2013
/s/ CREED L. FORD III Creed L. Ford III	Director	March 14, 2013
/s/ ROBERT MERRITT Robert Merritt	Director	March 14, 2013
/s/ MICHAEL O'DONNELL Michael O'Donnell	Director	March 14, 2013
/s/ KARL S. OKAMOTO Karl S. Okamoto	Director	March 14, 2013

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
2.1	Merger Agreement by and among Xando, Incorporated, Xando Merger Corp. and Cosi Sandwich Bar, Inc. dated as of October 4, 1999 (Filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1, file #333-86390).
3.1	Amended and Restated Certificate of Incorporation of Cosi, Inc. (Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the period ended December 30, 2002).
3.2	Amended and Restated By-Laws of Cosi, Inc. (Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2007).
4.1	Form of Certificate of Common Stock (Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, file #333-86390).
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
10.6.2
Amendment to Foodservice Distribution agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of May 28, 2010. (Filed as Exhibit 10.6.2 to the Company's Annual Report for the fiscal year ended December 27, 2012)
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
21	Subsidiaries of Cosi, Inc. (Filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1, file #333-86390)
31.1	Filed herewith Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Filed herewith Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
101	The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of December 31, 2012 and January 2, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012, January 2, 2012, and December 27, 2010, (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, January 2, 2012, and December 27, 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, January 2, 2012, and December 27, 2010, and (v) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be "furnished" and not "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(1)
Portions of Exhibit 10.6.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.