Form 10-K/A
period 2012-12-31
COSI INC
filed 2013-03-18
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K/A
Amendment No. 1
_______________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No   X

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Exchange Act. Yes ___ No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files.)  Yes   X    No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . Yes   X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]                      Accelerated filer [  ]                      Non-accelerated filer [  ]              Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No   X

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $36.8 million on July 2, 2012, based upon the closing price of the registrant’s common stock on The Nasdaq Global Market on such date, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares of voting stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

73,208,869 shares of the registrant’s common stock were outstanding on March 7, 2013.

Part III of this Form 10-K incorporates certain information from the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders expected to be held on May 8, 2013.  The definitive proxy statement will be filed by the Registrant with the Securities and Exchange]\Commission no later than 120 days from the end of the Registrant’s fiscal year ended December 31, 2012.

Explanatory Note

Cosi, Inc. is filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Report”) that was filed with the Securities and Exchange Commission on March 14, 2013, for the sole purpose of including Exhibit 23.1, the auditor’s consent, which was inadvertently omitted from the previously filed Report.

This Amendment does not reflect any subsequent events occurring after the original filing date of the Report and does not modify or update in any way disclosures made in the Report except to furnish the exhibit described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSI, INC.

By:	/s/ WILIAM KOZIEL
William Koziel Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date:	March 15, 2013

\

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
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

10.5.12
General Separation and Release Agreement by and between the Company and James F. Hyatt, dated August 31, 2011 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 1, 2011).

10.5.13	Employment Agreement, dated as of September 23, 2011 by and between the Company and Mark Demilio, (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated September 23, 2011).
10.5.14	Compensatory Agreement, dated as of September 22, 2011 by and between Cosi, Inc. and William E. Koziel, (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 23, 2011).
10.5.15	Employment Agreement, dated as of December 12, 2011 by and between the Company and Carin L. Stutz, (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 14, 2011).
10.5.16	Agreement, dated as of December 12, 2011 by and between the Company and Stephen F. Edwards, (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 14, 2011).
10.6.1	Foodservice Distribution Agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of November 1, 2005. (1)
10.6.2
Amendment to Foodservice Distribution agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of May 28, 2010, (Filed as Exhibit 10.6.2 to the Company's Annual Report for the fiscal year ended January 2, 2012).

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

21	Subsidiaries of Cosi, Inc. (Filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, file #333-86390)
23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
101***
The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of December 31, 2012 and January 2, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012, January 2, 2012, and December 27, 2010, (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, January 2, 2012, and December 27, 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, January 2, 2012, and December 27, 2010, and (v) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

_________
(1) Portions of Exhibit 10.6.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*Filed herewith.
**Furnished herewith.
***Previously furnished with the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 14, 2013.