Form 10-Q
period 2013-04-01
COSI INC
filed 2013-05-16
CIK 1171014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2013

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

Number of shares of Common Stock, $.01 par value, outstanding at May 10, 2013: 18,303,467

COSI, INC.

Index to Form 10-Q

For the three-month period ended April 1, 2013

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Cosi, Inc.

Consolidated Balance Sheets

As of April 1, 2013 and December 31, 2012

(dollars in thousands, except share and per share data)

	April 1,	December 31,
	2013	2012
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,136	$15,417
Accounts receivable, net	1,002	1,235
Notes receivable, current portion	606	462
Inventories	861	893
Prepaid expenses and other current assets	1,247	1,620
Total current assets	15,852	19,627

Furniture and fixtures, equipment and leasehold improvements, net	9,078	9,900
Notes receivable, net of current portion	421	573
Other assets	1,088	1,093
Total assets	$26,439	$31,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,721	$2,886
Accrued expenses	7,597	9,447
Deferred franchise revenue	61	61
Current portion of other long-term liabilities	142	140
Total current liabilities	10,521	12,534

Deferred franchise revenue	1,923	1,923
Other long-term liabilities, net of current portion	2,597	2,701
Total liabilities	15,041	17,158

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value; 25,000,000 shares authorized, 18,303,467 and 18,278,192 shares issued, respectively	183	183
Additional paid-in capital	297,155	297,051
Treasury stock, 59,886 shares at cost	(1,198)	(1,198)
Accumulated deficit	(284,742)	(282,001)
Total stockholders’ equity	11,398	14,035
Total liabilities and stockholders’ equity	$26,439	$31,193

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Three Month Periods Ended April 1, 2013 and April 2, 2012

(dollars in thousands, except share and per share data)

	Three Months Ended
	April 1,	April 2,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$20,854	$23,921
Franchise fees and royalties	707	752
Total revenues	21,561	24,673

Costs and expenses:
Cost of food and beverage	5,202	5,566
Restaurant labor and related benefits	8,110	8,815
Occupancy and other restaurant operating expenses	7,146	7,686
	20,458	22,067
General and administrative expenses	2,757	2,779
Provision for losses on asset impairments and disposals	339	—
Depreciation and amortization	748	994
Closed store costs	17	—
Lease termination expense (income)	4	(28)
Total costs and expenses	24,323	25,812
Operating loss	(2,762)	(1,139)

Other income	21	11

Net loss and comprehensive loss	$(2,741)	$(1,128)

Per Share Data:
Loss per share, basic and diluted	$(0.15)	$(0.09)

Weighted average shares outstanding:	17,949,772	12,864,211

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended April 1, 2013

(unaudited)

(dollars in thousands, except share data)

	Common Stock			Treasury Stock
			Additional
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, December 31, 2012	18,278,192	183	297,051	59,886	(1,198)	(282,001)	14,035

Issuance of restricted stock net of forfeitures	25,275	—	—				—
Stock-based compensation	—		104				104
Net loss						(2,741)	(2,741)

Balance, April 1, 2013	18,303,467	$183	$297,155	59,886	$(1,198)	$(284,742)	$11,398

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Cash Flows

For the Three Month Periods Ended April 1, 2013 and April 2, 2012

(dollars in thousands)

	April 1,	April 2,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,741)	$(1,128)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	748	994
Non-cash portion of asset impairments and disposals	339	—
Provision for bad debts	14	14
Stock-based compensation expense	104	106
Changes in operating assets and liabilities:
Accounts receivable	219	(46)
Notes receivable	8	89
Inventories	32	(16)
Prepaid expenses and other current assets	373	129
Other assets	6	10
Accounts payable and accrued expenses	(2,018)	(2,205)
Deferred franchise revenue	—	75
Lease termination reserve	4	(28)
Other long-term liabilities	(104)	(156)
Net cash used in operating activities	(3,016)	(2,162)

Cash flows from investing activities:
Capital expenditures	(265)	(247)
Net cash used in investing activities	(265)	(247)

Net decrease in cash and cash equivalents	(3,281)	(2,409)
Cash and cash equivalents, beginning of period	15,417	7,222
Cash and cash equivalents, end of period	$12,136	$4,813

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$32	$5

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

The balance sheet at December 31, 2012 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three-month periods ended April 1, 2013 and April 2, 2012 are not indicative of the results for the full fiscal year.

Certain amounts in the December 31, 2012 consolidated balance sheet and the consolidated statement of stockholder’s equity, as well as the April 2, 2012 consolidated statement of operations have been reclassified to conform to the April 1, 2013 presentation as a result of the reverse stock split that the Company filed on May 8, 2013 (see Note 8).

This Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”).

There have been no material changes to our significant accounting policies and estimates from the information provided in Note 1 of our consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2012.

Note 2 — Stock-Based Compensation Expense

A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended
	(in thousands)
	April 1, 2013	April 2, 2012

Restricted stock compensation expense, net of forfeitures	98	106
Stock option compensation expense	6	—
Total non-cash, stock-based compensation expense, net of forfeitures	$104	$106

As of April 1, 2013, the unrecognized compensation expense related to stock options and restricted shares of stock granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) was approximately $0.7 million and will be recognized on a straight-line basis over the remaining vesting period through fiscal 2017.

Pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted and issued 30,000 shares of restricted stock and 25,000 options to purchase common stock to key employees during the first quarter of fiscal 2013. The vesting of 5,000 of these shares and all options occurs as follows: (i) 20% of the grant vested on the grant date, and (ii) an additional 20% vests on each anniversary of the grant date, provided that at each such date the employee continues to be employed by the Company. The remaining 25,000 shares of restricted stock vest at a rate of 6,250 at the end of every calendar quarter in 2013. The value of the shares and the options for the grants made during the quarter, based on the closing price of our common stock on the date of the grants, was approximately $0.2 million. We did not grant any shares of restricted stock or options to purchase common stock to employees during the first quarter of fiscal 2012.

Stock-based compensation expense, net of forfeitures, relating to grants for restricted share of stock and options to purchase common stock of approximately $0.1 million is included in the accompanying consolidated statements of operations for each of the quarters ended April 1, 2013 and April 2, 2012.

During the first quarter of fiscal 2013 and 2012, 4,725 and 50 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was immaterial. The amount of the reversal of the previously amortized costs related to the forfeited shares reflected in the accompanying consolidated statements of operations for the three-month periods ended April 1, 2013 and April 2, 2012 was also immaterial.

Note 3 — Earnings Per Share

Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. As of April 1, 2013, there were, 282,075 unvested restricted shares of common stock and 25,000 in-the-money and 38,196 out-of-the-money stock options outstanding. As of April 2, 2012, there were 301,987 unvested restricted shares of common stock and 40,427 out-of-the-money stock options outstanding. There were no in-the-money stock options at the end of first quarter of fiscal 2012. The unvested restricted shares and the outstanding stock options meet the requirements for participating securities but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive.

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

We recorded an asset impairment charge of approximately $0.3 million during the first quarter of fiscal 2013 relating to three underperforming restaurants. We did not record any asset impairment charges during the first quarter of fiscal 2012.

Note 5 - Lease Termination Costs

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

The lease termination reserve adjustment that we recorded during the first quarters of fiscal years 2013 and 2012 were immaterial.

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

As of December 31, 2012, we had net operating loss (“NOL”) carryforwards of approximately $212.9 million for U.S. federal income tax purposes. Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income, possibly reducing the amount of cash available to the corporation to satisfy its obligations. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period. We do not believe that the rights offering and the related private placement of common stock that we completed in fiscal 2010 have triggered an ownership change. The purchase of shares of our common stock pursuant to the rights offering and private placement of common stock that we completed during the third quarter of fiscal 2012 may trigger an ownership change with respect to our common stock. In addition, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

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

Note 8 — Reverse Common Stock Split

On May 8, 2013, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to implement a one-for-four reverse split of its common stock, par value $0.01 per share, as approved by the Company’s stockholders at the Annual Meeting of Stockholders on May 8, 2013. The reverse split was effective as of 8:00 a.m. (Eastern Time) on May 9, 2013, and the Company’s common stock began trading on the NASDAQ Global Market on a post-split basis on May 9, 2013.

Item 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended April 1, 2013 and April 2, 2012 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2012 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.

OVERVIEW

System wide restaurants:

	For the Three Months Ended
	April 1, 2013			April 2, 2012
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	75	50	125	80	56	136
New restaurants opened	—	—	—	—	—	—
Restaurants permanently closed	1	—	1	—	1	1
Restaurants at end of period	74	50	124	80	55	135

As of April 1, 2013, there were 74 Company-owned and 50 franchised restaurants operating in 16 states, the District of Columbia, the United Arab Emirates (UAE), and Costa Rica. During the first quarter of fiscal 2013, we closed one Company-owned restaurant in Ohio at the expiration of its lease. During the first quarter of fiscal 2012, one franchised restaurant in New Jersey closed due to the termination of its lease.

Our restaurants offer innovative, savory, made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi® bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers. Our menu features high-quality, made-to-order hot and cold sandwiches, hand-tossed salads, bowls, breakfast wraps, Cosi® Squagels®, hot melts, flatbread pizzas, S’mores and other desserts, and a variety of coffees along with other soft drink beverages, bottled beverages including premium still and sparkling water, teas, alcoholic beverages, and other specialty coffees and beverages. Our restaurants offer lunch and afternoon coffee in a counter-service format, with most offering breakfast and/or dinner and dessert menus as well.

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

Recent Development

On May 8, 2013, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to implement a one-for-four reverse split of its common stock, par value $0.01 per share, as approved by the Company’s stockholders at the Annual Meeting of Stockholders on May 8, 2013. The reverse split was effective as of 8:00 a.m. (Eastern Time) on May 9, 2013, and the Company’s common stock began trading on the NASDAQ Global Market on a post-split basis on May 9, 2013.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during the first quarter of fiscal 2013.

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

We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant. The weighted average fair values of the stock options granted through 2013, were determined using the Black-Scholes option-pricing model.

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

Comparable Restaurant Sales

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during that period. At April 1, 2013 and April 2, 2012, there were 74 and 80  restaurants in our comparable restaurant base, respectively.

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

RESULTS OF OPERATIONS

Our operating results for the three-month periods ended April 1, 2013 and April 2, 2012, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended
	April 1,	April 2,
	2013	2012

Revenues:
Restaurant net sales	96.7%	97.0%
Franchise fees and royalties	3.3	3.0
Total revenues	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	24.9	23.3
Restaurant labor and related benefits (1)	38.9	36.8
Occupancy and other restaurant operating expenses (1)	34.3	32.1
	98.1	92.2
General and administrative expenses	12.8	11.3
Provision for lossess on asset impairments and disposals	1.6	—
Depreciation and amortization	3.5	4.0
Closed store costs	0.1	—
Lease termination expense (income)	—	(0.1)
Total costs and expenses	112.8	104.6
Operating loss	(12.8)	(4.6)
Other income	0.1	—
Net loss and comprehensive loss	(12.7)%	(4.6)%

(1)         Expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues.

Restaurant Net Sales

	Restaurant net sales
	(in thousands)	as a % of total revenues
Quarter ended April 1, 2013	$20,854	96.7%
Quarter ended April 2, 2012	$23,921	97.0%

Restaurant net sales. Restaurant net sales decreased 12.8%, or approximately $3.1 million, during the first quarter of fiscal 2013 due primarily to a decrease in net sales of approximately $1.6 million related to restaurants closed during and subsequent to the first quarter of fiscal 2012, as well as a decrease in net sales in our comparable restaurant base of 6.6%, or approximately $1.5 million. The decrease in comparable restaurant net sales was comprised of 8.5% decrease in traffic, offset by 1.9% increase in average check.

Franchise Fees and Royalties

	Franchise fees and royalties
	(in thousands)	as a % of total revenues
Quarter ended April 1, 2013	$707	3.3%
Quarter ended April 2, 2012	$752	3.0%

Franchise fees and royalties. Franchise fees and royalties decreased 6.0%, or approximately $0.05 million, due primarily to lower royalties related to franchised stores closed during and after the first quarter of fiscal 2012, as well as the decrease in comparable franchised restaurant net sales in the quarter.

Costs and Expenses

	Cost of food and beverage
	(in thousands)	as a % of restaurant net sales
Quarter ended April 1, 2013	$5,202	24.9%
Quarter ended April 2, 2012	$5,566	23.3%

Cost of food and beverage. The increase in cost of food and beverage, as a percentage of restaurant net sales, is largely due to higher costs of certain commodities, primarily poultry and produce, the latter of which was adversely impacted by unseasonably cold weather in the Southwestern United States earlier this year as well as a switch to utilizing more fresh vegetables in our sandwiches, salads and new bowl products. Also driving the increase in the cost of food and beverage, as a percentage of restaurant net sales, was the introduction of bowls during the last quarter of fiscal 2012 which, as a category, carry a higher cost of goods as a percentage of net sales. These increases were partially offset by the favorable impact of menu price increases.

	Restaurant labor and related benefits
	(in thousands)	as a % of restaurant net sales
Quarter ended April 1, 2013	$8,110	38.9%
Quarter ended April 2, 2012	$8,815	36.8%

Restaurant labor and related benefits. The increase in restaurant labor and related benefits, as a percentage of restaurant net sales, is due primarily to the unfavorable impact on labor of the decrease in comparable net restaurant sales, primarily the impact on the fixed-portion of manager labor, as well as higher costs related to healthcare benefits.

	Occupancy and other restaurant operating expenses
	(in thousands)	as a % of restaurant net sales
Quarter ended April 1, 2013	$7,144	34.3%
Quarter ended April 2, 2012	$7,686	32.1%

Occupancy and other restaurant operating expenses. The increase in occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, is due primarily to the unfavorable effect on fixed occupancy-related costs of the decrease in comparable net restaurant sales, as well as the increase in paper and packaging costs resulting from both a year-over-year increase in catering sales and the higher costs for resin-based packaging, as well as higher credit card fees resulting from greater usage and an increase in interchange rates, partially offset by lower costs for repairs and maintenance of existing Company-owned restaurants and lower local store marketing expenditures.

	General and administrative expenses
	(in thousands)	as a % of total revenues
Quarter ended April 1, 2013	$2,757	12.8%
Quarter ended April 2, 2012	$2,779	11.3%

General and administrative expenses. The slight decrease in general and administrative expenses in the quarter is due primarily to lower third-party professional fees, including lower legal fees, partially offset by costs related to the design of our new store prototype.

	Provision for losses on asset impairments and disposals
	(in thousands)	as a % of total revenues
Quarter ended April 1, 2013	$339	1.6%
Quarter ended April 2, 2012	$—	—

Provision for losses on asset impairments and disposals: The provision for losses on asset impairments and disposals during the first quarter of fiscal 2013 relates to three underperforming restaurants.

	Depreciation and amortization
	(in thousands)	as a % of total revenues
Quarter ended April 1, 2013	$748	3.5%
Quarter ended April 2, 2012	$994	4.0%

Depreciation and amortization. The lower depreciation and amortization expense during the first quarter of fiscal 2013 is due primarily to the impact of impairments recorded during and subsequent to the first quarter of fiscal 2012 as well as the impact on depreciation of assets in our restaurant base that have become fully depreciated in the last year.

	Closed store costs
	(in thousands)	as a % of total revenues
Quarter ended April 1, 2013	$17	0.1%
Quarter ended April 2, 2012	$—	—

Closed store costs. The closed store costs incurred during the first quarter of fiscal 2013 are related to the closing of one Company-owned restaurant at the expiration of its lease. We did not incur any closed store costs during the first quarter of fiscal 2012.

	Lease termination expense (income)
	(in thousands)	as a % of total revenues
Quarter ended April 1, 2013	$4	—
Quarter ended April 2, 2012	$(28)	(0.1)%

Lease termination expense. The lease termination expense adjustment in the first quarter of fiscal 2013 was immaterial. The lease termination benefit adjustment during the first quarter of fiscal 2012 is related to the reversal of a previously recorded subtenant lease expense.

	Other income
	(in thousands)	as a % of total revenues
Quarter ended April 1, 2013	$21	0.1%
Quarter ended April 2, 2012	$11	0.0%

Other income: Other income was immaterial and included adjustments related to the discounting of the long-term portion of a note receivable in each of the first quarters of fiscal 2013 and 2012.

	Net loss
	(in thousands)	as a % of total revenues
Quarter ended April 1, 2013	$(2,741)	(12.7)%
Quarter ended April 2, 2012	$(1,128)	(4.6)%

Net loss: The increase in net loss in the quarter is due primarily to the unfavorable effect of the decrease in comparable restaurant net sales on the fixed-portion of manager labor and occupancy-related costs, the increase in food and beverage and paper and packaging costs, and the net impact of locations closed during and subsequent to the first quarter of fiscal 2012, partially offset by the lower depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $12.1 million on April 1, 2013, compared with $15.4 million on December 31, 2013. We had positive working capital of approximately $5.3 million on April 1, 2013, compared with positive working capital of approximately $7.1 million in December 31, 2012. The decrease in working capital in the first quarter of fiscal 2013 was a result of funding our operating loss, net of depreciation and other non-cash expenses as well as payments made for capital expenditures. Our principal requirements for cash in 2013 will be for working capital needs, new restaurant openings, if any, and routine maintenance of our existing restaurants.

Net cash used in operating activities during the first quarter of 2013 was approximately $3.0 million, compared with $2.2 million in the first quarter of 2012. The increase was primarily due to the higher operating loss, net of depreciation and other non-cash expenses, the unfavorable timing difference in the payment of current payroll obligations related to our bi-weekly calendar, as well as the timing of payments on certain vendor obligations, partially offset by the receipt of payments on fiscal 2012 outstanding receivables.

Cash used in investing activities was approximately $0.3 and $0.2 million in the first quarters of fiscal 2013 and 2012, respectively, and was the result of capital expenditures for existing company-owned restaurants.

No cash was used in or provided by financing activities during the first quarters of fiscal 2013 and 2012.

During the first quarter of fiscal 2013, as well as the last two quarters of fiscal 2012, a total of three payments of $62,500 each were not received as scheduled in accordance with the terms of the Subordinated Secured Promissory Note associated with the sale of restaurants to a franchisee in 2010. The Company and franchisee expect payments to resume beginning with the third quarter of fiscal 2013.

We are actively searching out and assessing opportunities to develop new Company-owned locations in existing markets and expect to relocate one existing restaurant to a new site during the second quarter of fiscal 2013. We also expect to incur capital costs associated with the maintenance of existing Company-owned restaurants during the remainder of fiscal 2013. As we currently have no credit facility or available line of credit, we expect to fund any required restaurant capital maintenance costs on existing Company-owned restaurants or capital needs to open new restaurants from cash and cash equivalents on hand, expected cash flows generated by existing Company-owned restaurants, and expected franchise fees and royalties.

We believe that our current cash and cash equivalents and the expected cash flows from Company-owned restaurant operations and expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for the next twelve months and for new Company-owned restaurant development, if any. Our conclusion is based on our projected financial performance for 2013 and includes a sensitivity analysis that projects varying levels of decline in consumer demand. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance and the potential impact the current economic environment may have on consumer spending. In analyzing our capital cash outlays during the first quarters of fiscal 2013 and 2012, 92.4% and 92.7%, respectively, of our capital expenditures were spent on improvements and repairs and maintenance associated with existing Company-owned locations. The balance of the capital cash outlays was spent on information technology related projects.

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

We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of April 2, 2012:

	Payments Due by Period
	(in thousands)
			Due	Due	Due
	Total	Due	Fiscal 2014	Fiscal 2016	After
Description	Obligations	Fiscal 2013	to Fiscal 2015	to Fiscal 2017	Fiscal 2017

Operating leases (1)	46,102	9,524	20,616	9,820	6,142
Other long-term liabilities (2)	219	15	204	—	—

Total contractual cash obligations	$46,321	$9,539	$20,820	$9,820	$6,142

(1)         Amounts shown are net of an aggregate $0.6 million of sub-lease rental income due under non-cancelable subleases and include accrued contractual lease increases of approximately $2.1 million, which are included in other long-term liabilities in the attached consolidated balance sheets.

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

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the respective lease from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in other liabilities in the accompanying consolidated balance sheets and totaled approximately $2.1 million and $2.5 million as of the end of the first quarter of fiscal 2013 and 2012, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other liabilities in the accompanying consolidated balance sheets for the first quarter of fiscal years 2013 and 2012 are landlord allowances of approximately $0.5 million and $0.6 million, respectively.

As of April 1, 2013, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Other Assets” in the accompanying consolidated balance sheets.

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

Self-Insurance

We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. During fiscal years 2012 and 2011, we did not exceed this pre-determined maximum. For our 2013 plan year, this pre-determined dollar amount is $1.8 million. The balance in the self-insurance reserve account as of April 1, 2013 was approximately $0.1 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During the first quarter of fiscal 2013, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect would not have resulted in a fluctuation of interest income. In the first quarters of fiscal 2013 and 2012, interest income was immaterial.

Commodity Risk

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability, and other factors outside our control. Some of these commodities are purchased under agreements in effect for periods ranging from one month to one year, usually at fixed prices. As a result, we are subject to commodity risk that current market prices may be below our contractual prices. We also purchase certain ingredients at spot prices, as well as prices that are based on specific formulas related to key components within the commodity category, which could adversely affect our operating result in periods of rising commodity or ingredient prices if we choose, for competitive or other reasons, not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. During the first quarters of fiscal 2013 and 2012, we did not utilize derivative instruments in managing commodity risk.

Foreign Currency Risk

As of first quarter of fiscal 2013, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

101

The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of April 1, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended April 1, 2013 and April 2, 2012, (iii) Consolidated Statements of Cash Flows for the three months ended April 1, 2013 and April 2, 2012, and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: May 16, 2013	By:	/s/ CARIN L. STUTZ
Carin L. Stutz
President,
Chief Executive Officer, and
Director

Date: May 16, 2013	By:	/s/ WILLIAM KOZIEL
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

101

The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of April 1, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended April 1, 2013 and April 2, 2012, (iii) Consolidated Statements of Cash Flows for the three months ended April 1, 2013 and April 2, 2012, and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.