Form 10-Q
period 2013-07-01
COSI INC
filed 2013-08-15
CIK 1171014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2013

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

Number of shares of Common Stock, $.01 par value, outstanding as of August 9, 2013: 18,098,107

COSI, INC.

Index to Form 10-Q

For the six-month period ended July 1, 2013

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

 Cosi, Inc.

 Consolidated Balance Sheets

 As of July 1, 2013 and December 31, 2012

 (dollars in thousands)

	July 1,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$11,963	$15,417
Accounts receivable, net	592	1,235
Notes receivable, current portion	579	462
Inventories	872	893
Prepaid expenses and other current assets	865	1,620
Total current assets	14,871	19,627

Furniture and fixtures, equipment and leasehold improvements, net	8,681	9,900
Notes receivable, net of current portion	433	573
Other assets	1,090	1,093
Total assets	$25,075	$31,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,603	$2,886
Accrued expenses	8,599	9,447
Deferred franchise revenue	84	61
Current portion of other long-term liabilities	270	140
Total current liabilities	11,556	12,534

Deferred franchise revenue	1,940	1,923
Other long-term liabilities, net of current portion	2,425	2,701
Total liabilities	15,921	17,158

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value; 25,000,000 shares authorized, 18,098,107 and 18,278,192 shares issued, respectively	181	183
Additional paid-in capital	297,048	297,051
Treasury stock, 59,886 shares at cost	(1,198)	(1,198)
Accumulated deficit	(286,877)	(282,001)
Total stockholders’ equity	9,154	14,035
Total liabilities and stockholders’ equity	$25,075	$31,193

The accompanying notes are an intergral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Six Month Periods Ended July 1, 2013 and July 2, 2012

(dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$22,656	$25,322	$43,510	$49,243
Franchise fees and royalties	752	986	1,459	1,738
Total revenues	23,408	26,308	44,969	50,981

Costs and expenses:
Cost of food and beverage	5,521	5,809	10,723	11,375
Restaurant labor and related benefits	8,198	8,587	16,308	17,402
Occupancy and other restaurant operating expenses	7,523	7,955	14,669	15,641
	21,242	22,351	41,700	44,418
General and administrative expenses	3,141	2,929	5,898	5,708
Depreciation and amortization	672	906	1,420	1,900
Restaurant pre-opening expenses	11	—	11	—
Provision for losses on asset impairments and disposals	355	27	694	27
Lease termination expense and closed store costs	126	26	147	(2)
Total costs and expenses	25,547	26,239	49,870	52,051

Operating (loss) income	(2,139)	69	(4,901)	(1,070)

Other income	4	8	25	19

Net (loss) income and comprehensive (loss) income	$(2,135)	$77	$(4,876)	$(1,051)

Per Share Data:
Earnings per share:
Basic	$(0.12)	$0.01	$(0.27)	$(0.08)
Diluted	$(0.12)	$0.01	$(0.27)	$(0.08)

Weighted average shares outstanding:
Basic	17,988,624	12,901,745	17,969,198	12,882,662
Diluted	17,988,624	12,946,983	17,969,198	12,882,662

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended July 1, 2013

(unaudited)

(dollars in thousands, except share data)

	Common Stock			Treasury Stock
			Additional
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, December 31, 2012	18,278,192	183	297,051	59,886	(1,198)	(282,001)	14,035

Forfeiture of restricted stock	(224,725)	(2)	2				—
Stock-based compensation	44,640		(5)				(5)
Net loss						(4,876)	(4,876)

Balance, July 1, 2013	18,098,107	$181	$297,048	59,886	$(1,198)	$(286,877)	$9,154

 Cosi, Inc.

 Consolidated Statements of Cash Flows

 For the Six-Month Periods Ended July 1, 2013 and July 2, 2012

(dollars in thousands)

	July 1, 2013	July 2, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,876)	$(1,051)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,420	1,900
Non-cash portion of asset impairments and disposals	694	27
Provision for bad debts	29	3
Stock-based compensation expense	(5)	203
Changes in operating assets and liabilities:
Accounts receivable	613	(52)
Notes receivable	24	179
Inventories	21	(21)
Prepaid expenses and other current assets	755	380
Other assets	3	(3)
Accounts payable and accrued expenses	(1,134)	(2,134)
Deferred franchise revenue	40	(135)
Lease termination accrual	128	(24)
Other liabilities	(270)	(345)
Net cash used in operating activities	(2,558)	(1,073)

Cash flows from investing activities:
Capital expenditures	(896)	(557)
Net cash used in investing activities	(896)	(557)

Net decrease in cash and cash equivalents	(3,454)	(1,630)
Cash and cash equivalents, beginning of period	15,417	7,222
Cash and cash equivalents, end of period	$11,963	$5,592

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$63	$33

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

The results for the three and six-month periods ended July 1, 2013 and July 2, 2012 are not indicative of the results for the full fiscal year.

Certain amounts in the December 31, 2012 consolidated balance sheet and the consolidated statement of stockholder’s equity, as well as the July 2, 2012 consolidated statement of operations have been reclassified to conform to the July 1, 2013 presentation as a result of the reverse stock split that the Company filed on May 8, 2013.

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

Note 2 — Stock-Based Compensation Expense

A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended		For the Six Months Ended
	(in thousands)		(in thousands)
	July 1, 2013	July 2, 2012	July 1, 2013	July 2, 2012
Stock option compensation expense	$1	$—	$6	$—
Restricted stock compensation (credit) expense, net of forfeitures	(110)	97	(11)	203
Total non-cash, stock-based compensation expense, net of forfeitures	$(109)	$97	$(5)	$203

As of July 1, 2013, the unrecognized compensation expense related to stock options and restricted shares of common stock granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan, as amended, (the “2005 Plan”) was approximately $0.1 million and is being recognized on a straight-line basis over the remaining vesting period through fiscal 2017.

We did not grant any shares of common stock to employees in the three months ended July 1, 2013 and July 2, 2012.

During the three months ended July 2, 2012, we converted 91,250 previously issued restricted stock units into shares of our common stock.

In the three months ended July 1, 2013 and July 2, 2012, we issued 44,640 and 43,103 shares, respectively, of our restricted common stock to members of the Board of Directors pursuant to the 2005 Plan. These shares had an aggregate value of approximately $0.1 million and $0.2 million, respectively, and vested upon issuance.

During the three months ended July 1, 2013 and July 2, 2012, 250,000 and 2,075 shares, respectively, of previously issued restricted common stock were forfeited. During the six months ended July 1, 2013 and July 2, 2012, 268,900 and 2,125 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.7 million during the three and six months ended July 1, 2013 and immaterial during the three and six months ended July 2, 2012.

Note 3 — Earnings Per Share

	For the Three Months Ended		For the Six Months Ended
	(in thousands, except share data)		(in thousands, except share data)
	July 1, 2013	July 2, 2012	July 1, 2013	July 2, 2012
Net (loss) income	$(2,135)	$77	$(4,876)	$(1,051)
Shares:
Weighted average number of shares outstanding	17,988,624	12,901,745	17,969,198	12,882,662
Dilutive non-vested stock awards	—	45,238	—	—

Diluted weighted average number of shares outstanding	17,988,624	12,946,983	17,969,198	12,882,662

Basic earnings per share	$(0.12)	$0.01	$(0.27)	$(0.08)
Diluted earnings per share	$(0.12)	$0.01	$(0.27)	$(0.08)

Basic earnings per share is calculated by dividing the net income available to common shareholders by the weighted-average common shares outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using net income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include unvested stock and common stock related to stock options. Diluted EPS considers the impact of potentially dilutive securities except in periods of net loss because the inclusion of these securities would have had an anti-dilutive effect. As of July 1, 2013 and July 2, 2012, there were, respectively, 25,825 and 295,238 unvested restricted shares of common stock outstanding and 53,652 and 39,459 out-of-the-money stock options to purchase shares of common stock. The unvested restricted shares of common stock meet the requirements for participating securities and, hence, 45,238 of them were included in the computation of diluted earnings per share for the period of net income ended July 2, 2012. Since the remaining 250,000 unvested restricted shares as of July 2, 2012 were contingently issued, and were subject to certain market conditions, they were not included in the calculation of basic or diluted earnings per share. The outstanding stock options to purchase shares of common stock also meet the requirements of participating securities for purposes of calculating diluted EPS but were not included since they were out-of-the-money.

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

During the three and six months ended July 1, 2013, we recorded asset impairment and disposal charges of approximately $0.4 million and $0.7 million, respectively. We did not record any asset impairment and disposal charges during the three and six months of fiscal 2012.

Note 5 — Lease Termination Costs

The lease termination costs incurred during the six months ended July 1, 2013 and July 2, 2012 relate to the closing of three and one location, respectively, during the periods reported. Future store closings, if any, resulting from our decision to close underperforming locations prior to their scheduled lease expiration dates may result in additional lease termination charges. For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord. We recognize costs associated with exit or disposal activities at the time a commitment to an exit or disposal plan is communicated to the landlord.

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended July 1, 2013 and July 2, 2012 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2012 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.

OVERVIEW

System-wide restaurants:

	For the Three Months Ended
	July 1, 2013			July 2, 2012
	Company-Owned	Franchise	Total	Company-Owned	Franchise	Total

Restaurants at beginning of period	74	50	124	80	55	135
New restaurants opened	—	—	—	—	1	1
Restaurants permanently closed	—	—	—	1	2	3
Restaurants at end of period	74	50	124	79	54	133

	For the Six Months Ended
	July 1, 2013			July 2, 2012
	Company-Owned	Franchise	Total	Company-Owned	Franchise	Total

Restaurants at beginning of period	75	50	125	80	56	136
New restaurants opened	—	—	—	—	1	1
Restaurants permanently closed	1	—	1	1	3	4
Restaurants at end of period	74	50	124	79	54	133

As of July 1, 2013, there were 74 Company-owned and 50 franchised restaurants operating in 16 states, the District of Columbia, the United Arab Emirates (“UAE”), and Costa Rica. We did not open or close any restaurants during the three months ended July 1, 2013. During the three months ended July 2, 2012, we closed one Company-owned restaurant in Illinois, one franchised restaurant opened in New Jersey and three closed, one of each in UAE, New Jersey, and Pennsylvania. Subsequent to the end of the second quarter of fiscal 2013, we closed two Company-owned restaurants, one of each in New York and New Jersey, and one franchised restaurant in Pennsylvania closed.

Our restaurants offer innovative, savory, made-to-order products featuring our authentic hearth-baked crackly-crust signature Cosi® bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced periodically through limited time offerings to keep our products relevant to our target customers. Our menu features high-quality, made-to-order hot and cold sandwiches, hand-tossed salads, bowls, breakfast wraps, Cosi® Squagels®, hot melts, flatbread pizzas, S’mores and other desserts, and a variety of coffees along with other soft drink beverages, bottled beverages including premium still and sparkling water, teas, alcoholic beverages, and other specialty coffees and beverages. Our restaurants offer lunch and afternoon coffee in a counter-service format, with most offering breakfast and/or dinner and dessert menus as well.

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

We also continue to explore non-traditional franchise opportunities such as our grab-and-go format (“Cosi Pronto®”), as well as concepts in educational establishments, airports, train stations and other public venues that meet our operating and financial criteria.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during the second quarter of fiscal 2013.

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

Lease Termination Charges: ASC 420-10-30 Exit or Disposal Cost Obligations requires companies to recognize a liability for the costs associated with an exit or disposal activity at the time a lease termination commitment is made and communicated to the landlord. For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord.

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

We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant. The weighted average fair values of the stock options granted through 2013, the last time we issued stock options, were determined using the Black-Scholes option-pricing model.

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

COMPARABLE RESTAURANT SALES

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during that period. As of July 1, 2013 and July 2, 2012, there were 74 and 79 restaurants in our comparable restaurant base, respectively.

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

RESULTS OF OPERATIONS

Our operating results for the three and six-month periods ended July 1, 2013 and July 2, 2012, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2013	July 2, 2012	July 1, 2013	July 2, 2012

Revenues:
Restaurant net sales	96.8%	96.3%	96.8%	96.6%
Franchise fees and royalties	3.2	3.7	3.2	3.4
Total revenue	100.0	100.0	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	24.4	22.9	24.6	23.1
Restaurant labor and related benefits (1)	36.2	33.9	37.5	35.3
Occupancy and other restaurant operating expenses (1)	33.2	31.5	33.7	31.8
	93.8	88.3	95.8	90.2
General and administrative expenses	13.4	11.1	13.1	11.2
Depreciation and amortization	2.9	3.4	3.2	3.7
Provision for losses on asset impairments and disposals	1.5	0.1	1.5	0.1
Lease termination expense and closed store costs	0.5	0.1	0.3	—
Total costs and expenses	109.1	99.7	110.9	102.1
Operating (loss) income	(9.1)	0.3	(10.9)	(2.1)
Other income	—	—	0.1	—
Net (loss) income and comprehensive (loss) income	(9.1)%	0.3%	(10.8)%	(2.1)%

(1)  These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues

Restaurant Net Sales

	Restaurant net sales
		as a % of total
	(in thousands)	revenues
Three months ended July 1, 2013	$22,656	96.8%
Three months ended July 2, 2012	$25,322	96.3%

	(in thousands)	as a % of total revenues
SIx months ended July 1, 2013	$43,510	96.8%
Six months ended July 2, 2012	$49,243	96.6%

Restaurant net sales: Restaurant net sales decreased 10.5%, or approximately $2.7 million, in the three months ended July 1, 2013, as compared to the same period in fiscal 2012, due to an approximately $1.8 million decrease in net restaurant sales related to six Company-owned restaurants closed during and after the second quarter of fiscal 2012, as well as an approximately $0.9 million, or 3.6%, decrease in net sales in our comparable restaurant base. The decrease in comparable restaurant net sales was comprised of a 5.0% decrease in traffic, partially offset by a 1.4% increase in average check price.

In the six months ended July 1, 2013, restaurant net sales decreased 11.6%, or approximately $5.7 million, as compared to the six months ended July 2, 2012, due to a decrease of approximately $3.4 million in net sales related to six Company-owned restaurants closed during and after the first quarter of fiscal 2012, as well as a decrease of approximately $2.3 million, or 5.1%, in net sales in our comparable restaurant base. The decrease in comparable restaurant net sales was comprised of 6.7% decrease in traffic, partially offset by a 1.6% increase in average check price.

Franchise Fees and Royalties

	Franchise fees and royalties
	(in thousands)	as a % of total revenues
Three months ended July 1, 2013	$752	3.2%
Three months ended July 2, 2012	$986	3.7%

	(in thousands)	as a % of total revenues
Six months ended July 1, 2013	$1,459	3.2%
Six months ended July 2, 2012	$1,738	3.4%

Franchise fees and royalties: In the three and six months ended July 1, 2013, franchise fees and royalties decreased by approximately $0.2 million and $0.3 million, respectively, as compared to the three and six months ended July 2, 2012. The decrease is due primarily to the franchise fees recognized during the second quarter of fiscal 2012 resulting from two cancelled area development agreements.

Costs and Expenses

	Cost of food and beverage
	(in thousands)	as a % of restaurant net sales
Three months ended July 1, 2013	$5,521	24.4%
Three months ended July 2, 2012	$5,809	22.9%

	(in thousands)	as a % of restaurant net sales
Six months ended July 1, 2013	$10,723	24.6%
Six months ended July 2, 2012	$11,375	23.1%

Cost of food and beverage: The increase in cost of food and beverage, as a percentage of restaurant net sales, for the three and six months ended July 1, 2013, is largely due to a shift in menu sales mix towards products with higher food costs, as well as a switch to utilizing more fresh vegetables in our sandwiches, salads and new bowl products. Also driving the increase in the cost of food and beverage, as a percentage of restaurant net sales, was the introduction of a new product line of bowls in 2013 which, as a category, have a higher cost of goods as a percentage of net sales than our other entrée categories. Beverage sales which historically have a lower average cost than non-beverage product offerings declined in both the three and six month periods compared to the prior year periods. We also experienced some higher costs of certain commodities such as produce in the three and six month periods.

	Restaurant labor and related benefits
	(in thousands)	as a % of restaurant net sales
Three months ended July 1, 2013	$8,198	36.2%
Three months ended July 2, 2012	$8,587	33.9%

	(in thousands)	as a % of restaurant net sales
Six months ended July 1, 2013	$16,308	37.5%
Six months ended July 2, 2012	$17,402	35.3%

Restaurant labor and related benefits: The increase in restaurant labor and related benefits, as a percentage of restaurant net sales, is due primarily to the unfavorable impact on labor of the decrease in comparable net restaurant sales, primarily the impact on the fixed-portion of manager labor, as well as higher costs related to healthcare benefits.

	Occupancy and other restaurant operating expenses
	(in thousands)	as a % of restaurant net sales
Three months ended July 1, 2013	$7,523	33.2%
Three months ended July 2, 2012	$7,955	31.5%

	(in thousands)	as a % of restaurant net sales
Six months ended July 1, 2013	$14,669	33.7%
Six months ended July 2, 2012	$15,641	31.8%

Occupancy and other restaurant operating expenses: The increase in occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, is due primarily to the unfavorable effect on fixed occupancy-related costs of the decrease in comparable net restaurant sales, higher costs for repairs and maintenance of existing Company-owned restaurants, and the increase in paper and packaging costs resulting from a year-over-year increase in catering sales.

	General and administrative expenses
	(in thousands)	as a % of total revenues
Three months ended July 1, 2013	$3,141	13.4%
Three months ended July 2, 2012	$2,929	11.1%

	(in thousands)	as a % of total revenues
Six months ended July 1, 2013	$5,898	13.1%
Six months ended July 2, 2012	$5,708	11.2%

General and administrative expenses: The increase in general and administrative expenses in the three and six months ended July 1, 2013 of approximately $0.2 million is due primarily to a charge of approximately $0.5 million taken for severance pay resulting from an administrative workforce reduction that occurred during the three months ended July 1, 2013, the costs related to the design of our new store prototype, as well as higher legal fees, partially offset by lower costs for marketing materials and advertising media expense and lower third-party professional fees, as well as the reversal of previously amortized restricted stock compensation expenses.

	Depreciation and amortization
	(in thousands)	as a % of total revenues
Three months ended July 1, 2013	$672	2.9%
Three months ended July 2, 2012	$906	3.4%

	(in thousands)	as a % of total revenues
Six months ended July 1, 2013	$1,420	3.2%
Six months ended July 2, 2012	$1,900	3.7%

Depreciation and amortization: The decrease in depreciation and amortization expense in the three and six months ended July 1, 2013 is due primarily to the impact of impairments of approximately $0.6 million recorded during and subsequent to the first quarter of fiscal 2012, as well as the continued depreciation and amortization of our comparable restaurant base.

	Provision for losses on asset impairments and disposals
	(in thousands)	as a % of total revenues
Three months ended July 1, 2013	$355	1.5%
Three months ended July 2, 2012	$27	0.1%

	(in thousands)	as a % of total revenues
Six months ended July 1, 2013	$694	1.5%
Six months ended July 2, 2012	$27	0.1%

Provision for losses on asset impairments and disposals: In the three and six-months ended July 1, 2013, we recorded a provision for losses on asset impairments and disposals of approximately $0.4 million and $0.7 million, respectively, related to three and six underperforming restaurants, respectively, as well as to maintenance capital expenditures on previously impaired restaurants. In the same periods of fiscal 2012, we recorded a provision for losses on asset impairments and disposals of approximately $0.03 million related to the closing of one Company-

owned restaurant during the second quarter of fiscal 2012.

	Lease termination expense and closed store costs
	(in thousands)	as a % of total revenues
Three months ended July 1, 2013	$126	0.5%
Three months ended July 2, 2012	$26	0.1%

	(in thousands)	as a % of total revenues
Six months ended July 1, 2013	$147	0.3%
Six months ended July 2, 2012	$(2)	0.0%

Lease termination and closed store costs: The lease termination and closed store costs of approximately $0.1 million in the three and six months ended July 1, 2013 are related to two Company-owned locations which closed subsequent to the end of the second quarter of fiscal 2013, one of each in New York and New Jersey.

	Other income
	(in thousands)	as a % of total revenues
Three months ended July 1, 2013	$4	0.0%
Three months ended July 2, 2012	$8	0.0%

	(in thousands)	as a % of total revenues
Six months ended July 1, 2013	$25	0.1%
Six months ended July 2, 2012	$19	0.0%

Other income: Other income was immaterial and included adjustments related to the discounting of the long-term portion of a note receivable in each of the quarters presented.

	Net (loss) income
	(in thousands)	as a % of total revenues
Three months ended July 1, 2013	$(2,135)	(9.1)%
Three months ended July 2, 2012	$77	0.3%

	(in thousands)	as a % of total revenues
Six months ended July 1, 2013	$(4,876)	(10.8)%
Six months ended July 2, 2012	$(1,051)	(2.1)%

Net (loss) income: The increase in net loss is due primarily to the unfavorable effect of the decrease in comparable restaurant net sales on the fixed-portion of manager labor and occupancy-related costs, the increase in food and beverage and paper and packaging costs, the one-time severance expense, the impairment loss provision, and the net impact of locations closed during and subsequent to the second quarter of fiscal 2012, partially offset by the lower depreciation expense and lower costs for marketing materials and advertising media expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $12.0 million on July 1, 2013, compared to $15.4 million on December 31, 2012. We had positive working capital of approximately $3.3 million on July 1, 2013, compared with positive working capital of approximately $7.1 million on December 31, 2012. The decrease in working capital in the six months ended July 1, 2013 was a result of funding our operating loss, net of depreciation and other non-cash expenses, as well as payments made for capital expenditures. Our principal requirements for cash during the remainder of fiscal 2013 will be for working capital needs and routine maintenance of our existing restaurants.

Net cash used in operating activities in the six months ended July 1, 2013 was approximately $2.6 million, compared to $1.1 million in the six months ended July 2, 2012. The increase was primarily the result of the higher operating loss, net of depreciation and other non-cash expenses, partially offset by the collection of $0.6 million in franchise and other miscellaneous receivables, as well as higher vendor payments made during the six months of fiscal 2012.

Net cash used in investing activities in the six months ended July 1, 2013 was approximately $0.9 million, compared to $0.6 million, in the six months ended July 2, 2012, and was the result of capital expenditures for existing Company-owned restaurants, as well as payments for construction of a new restaurant location in Easton Town Center Mall in Columbus, Ohio, as a relocation for an existing site in the mall.

No cash was used in or provided by financing activities during the six months ended July 1, 2013 and July 2, 2012.

During the first two quarters of fiscal 2013, as well as the last two quarters of fiscal 2012, a total of four payments of $62,500 each were not received as scheduled in accordance with the terms of the Subordinated Secured Promissory Note associated with the sale of restaurants to a franchisee in 2010. The Company and franchisee expect payments to resume by the end of fiscal 2013.

We also expect to incur capital costs associated with the maintenance of existing Company-owned restaurants during the remainder of fiscal 2013, as well as some additional construction costs associated with the relocation of our restaurant at the Easton Town Center Mall in Columbus, Ohio. As we currently have no credit facility or available line of credit, we expect to fund any required restaurant capital maintenance costs on existing Company-owned restaurants or capital needs to open new restaurants from cash and cash equivalents on hand, expected cash flows generated by existing Company-owned restaurants, and expected franchise fees and royalties.

We believe that our current cash and cash equivalents and the expected cash flows from Company-owned restaurant operations and expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for the next twelve months. Our conclusion is based on our projected financial performance for fiscal 2013 and includes a sensitivity analysis that projects varying levels of decline in consumer demand. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance. In analyzing our capital cash outlays during the first six months of fiscal years 2013 and 2012, 64.3% and 94.9%, respectively, of our capital expenditures were spent on improvements and repairs and maintenance associated with existing Company-owned locations. The balance of the capital cash outlays was spent on the relocation of an existing restaurant in 2013 and on information technology-related projects in 2012.

If the performance of our Company-owned restaurants does not improve, if new franchised restaurants do not open according to our expectations, if we do not generate the franchise fees and royalties that we currently expect, if we incur significant unanticipated cash requirements beyond our normal liquidity needs, or if we experience other unforeseen circumstances then, in order to fund our cash requirements, we may have to effect further labor reductions in general and administrative support functions, seek to sell certain Company-owned locations to franchisees and/or other third parties, seek other sources of  financing or take other actions necessitated by the impact of such unanticipated circumstances.

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

We have entered into agreements that create contractual obligations.  These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of July 1, 2013:

	Payments Due by Period
	(in thousands)
			Due	Due	Due
	Total	Due	Fiscal 2014	Fiscal 2016	After
Description	Obligations	Fiscal 2013	to Fiscal 2015	to Fiscal 2017	Fiscal 2017

Operating leases (1)	50,474	6,403	22,319	11,773	9,979
Other long-term liabilities (2)	342	142	200	—	—

Total contractual cash obligations	$50,816	$6,545	$22,519	$11,773	$9,979

(1)              Amounts shown are net of an aggregate $0.6 million of sub-lease rental income due under non-cancelable subleases and include aggregate accrued contractual lease increases of approximately $1.9 million, which are included in other long-term liabilities in the attached consolidated balance sheets.

(2)              Amounts shown are related to contractual obligations for lease termination agreements. These obligations are non-interest bearing and are included in other long-term liabilities in the attached consolidated balance sheets.

We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance and common area and other operating costs. Some restaurant leases provide for contingent rental payments which are not included in the above table.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the respective lease from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in “Other liabilities” in the accompanying consolidated balance sheets and totaled approximately $1.9 million and $2.4 million as of July 1, 2013 and July 2, 2012, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in “Other liabilities” in the accompanying consolidated balance sheets as of July 1, 2013 and July 2, 2012 are landlord allowances of approximately $0.4 million and $0.6 million, respectively.

As of July 1, 2013, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Other assets” in the accompanying consolidated balance sheets.

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

Self-Insurance

We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. During the first six months of fiscal years 2013 and 2012, we did not exceed this pre-determined maximum. For our 2013 plan year, the pre-determined dollar amount is $1.8 million. The balance in the self-insurance reserve account as of July 1, 2013 and July 2, 2012 was approximately $0.2 million at each of the periods.

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

Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including, without limitation, those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if our future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During the first six months of fiscal 2013, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect would not have resulted in a fluctuation of interest income. During the first six months of fiscal years 2013 and 2012, interest income was immaterial.

Commodity Risk

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability, and other factors outside our control. Some of these commodities are purchased under agreements in effect for periods ranging from one month to one year, usually at fixed prices. As a result, we are subject to commodity risk that current market prices may be below our contractual prices. We also purchase certain ingredients at spot prices, as well as prices that are based on specific formulas related to key components within the commodity category, which could adversely affect our operating result in periods of rising commodity or ingredient prices if we choose, for competitive or other reasons, not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. During the first six months of fiscal years 2013 and 2012, we did not utilize derivative instruments in managing commodity risk.

Foreign Currency Risk

As of the second quarter of fiscal 2013, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

Item 1A:  RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in “Part I.  Item 1A.  Risk Factors” in our Annual Report on Form 10-K for our 2012 fiscal year could materially affect the Company’s business, financial condition or operating results. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2012.

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

101                           The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of July 1, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended July 1, 2013 and July 2, 2012, (iii) Consolidated Statements of Cash Flows for the six months ended July 1, 2013 and July 2, 2012; and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: August 15, 2013	By:	/s/ STEPHEN F. EDWARDS
Stephen F. Edwards
President, Chief Executive Officer, and
Director

Date: August 15, 2013	By:	/s/ WILLIAM KOZIEL
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

101                           The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of July 1, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended July 1, 2013 and July 2, 2012, (iii) Consolidated Statements of Cash Flows for the six months ended July 1, 2013 and July 2, 2012; and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.