Form 10-Q
period 2013-09-30
COSI INC
filed 2013-11-14
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock, $.01 par value, outstanding as of November 7, 2013: 18,096,107

COSI, INC.

Index to Form 10-Q
For the nine-month period ended September 30, 2013

Index
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Cosi, Inc.
Consolidated Balance Sheets
As of September 30, 2013 and December 31, 2012
(dollars in thousands)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$8,252	$15,417
Accounts receivable, net	635	1,235
Notes receivable, current portion	590	462
Inventories	864	893
Prepaid expenses and other current assets	485	1,620
Total current assets	10,826	19,627

Furniture and fixtures, equipment and leasehold improvements, net	8,777	9,900
Notes receivable, net of current portion	406	573
Other assets	1,167	1,093
Total assets	$21,176	$31,193

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,602	$2,886
Accrued expenses	7,237	9,447
Deferred franchise revenue	44	61
Current portion of other long-term liabilities	154	140
Total current liabilities	10,037	12,534

Deferred franchise revenue	1,923	1,923
Other long-term liabilities, net of current portion	2,451	2,701
Total liabilities	14,411	17,158

Commitments and contingencies

Stockholders' equity:
Common stock - $.01 par value; 25,000,000 shares authorized, 18,096,107 and 18,278,308 shares issued, respectively	181	183
Additional paid-in capital	297,114	297,051
Treasury stock, 59,886 shares at cost	(1,198)	(1,198)
Accumulated deficit	(289,332)	(282,001)
Total stockholders' equity	6,765	14,035
Total liabilities and stockholders' equity	$21,176	$31,193

The accompanying notes are an intergral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine Months Ended September 30, 2013 and October 1, 2012
(dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$20,602	$23,620	$64,112	$72,863
Franchise fees and royalties	810	739	2,269	2,477
Total revenues	21,412	24,359	66,381	75,340

Costs and expenses:
Cost of food and beverage	5,177	5,559	15,900	16,934
Restaurant labor and related benefits	8,172	8,547	24,480	25,949
Occupancy and other restaurant operating expenses	7,231	7,670	21,900	23,311
	20,580	21,776	62,280	66,194
General and administrative expenses	2,565	2,986	8,463	8,694
Depreciation and amortization	674	894	2,094	2,794
Restaurant pre-openinig expenses	18	-	29	-
Provision for losses on asset impairments and disposals	5	10	699	37
Lease termination expense and closed store costs	34	56	181	54
Total costs and expenses	23,876	25,722	73,746	77,773

Operating loss	(2,464)	(1,363)	(7,365)	(2,433)

Other income	9	9	34	28

Net loss and comprehensive loss	$(2,455)	$(1,354)	$(7,331)	$(2,405)

Per Share Data:
Loss per share, basic and diluted	$(0.14)	$(0.08)	$(0.41)	$(0.17)

Weighted average shares outstanding:	18,012,465	17,124,303	17,983,620	14,296,543

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2013
(unaudited)
(dollars in thousands, except share data)

	Common Stock			Treasury Stock

			Additional
	Number of		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, December 31, 2012	18,278,192	183	297,051	59,886	(1,198)	(282,001)	14,035

Forfeiture of restricted stock	(226,725)	(2)	2				-
Stock-based compensation	44,640		61				61
Net loss						(7,331)	(7,331)

Balance, September 30, 2013	18,096,107	$181	$297,114	59,886	$(1,198)	$(289,332)	$6,765

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and October 1, 2012
(dollars in thousands)

	September 30, 2013	October 1, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,331)	$(2,405)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,094	2,794
Non-cash portion of asset impairments and disposals	699	37
Provision for bad debts	32	26
Stock-based compensation expense	61	298
Changes in operating assets and liabilities:
Accounts receivable	568	(70)
Notes receivable	40	220
Inventories	29	(34)
Prepaid expenses and other current assets	1,135	958
Other assets	(74)	15
Accounts payable and accrued expenses	(2,480)	(3,549)
Deferred franchise revenue	(18)	(135)
Lease termination reserve	(8)	(27)
Other liabilities	(242)	(518)
Net cash used in operating activities	(5,495)	(2,390)

Cash flows from investing activities:
Capital expenditures	(1,670)	(1,073)
Net cash used in investing activities	(1,670)	(1,073)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	12,780
Common stock issuance costs	-	(220)
Net cash provided by financing activities	-	12,560

Net (decrease) increase in cash and cash equivalents	(7,165)	9,097
Cash and cash equivalents, beginning of period	15,417	7,222
Cash and cash equivalents, end of period	$8,252	$16,319

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$86	$79

The accompanying notes are an integral part of these consolidated financial statements.

Index
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

The results for the three and nine months ended September 30, 2013 and October 1, 2012 are not indicative of the results for the full fiscal year.

Certain amounts in the December 31, 2012 consolidated balance sheet, the consolidated statement of stockholder’s equity, and the consolidated statement of operations have been reclassified to conform to the September 30, 2013 presentation as a result of the reverse stock split that the Company filed on May 8, 2013.

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

Note 2 – Stock-Based Compensation Expense

A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended		For the Nine Months Ended
	(in thousands)		(in thousands)
	September 30, 2013	October 1, 2012	September 30, 2013	October 1, 2012

Stock option compensation expense	$-	$-	$6	$-
Restricted stock compensation expense, net of forfeitures	66	96	55	298
Total non-cash, stock-based compensation expense, net of forfeitures	$66	$96	$61	$298

As of September 30, 2013, the unrecognized compensation expense related to stock options and restricted shares of common stock granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan, as amended, (the “2005 Plan”) was approximately $0.1 million and is being recognized on a straight-line basis over the remaining vesting period through fiscal 2017.

Index

We did not grant any stock options or restricted shares of common stock to employees or non-employee directors in the three months ended September 30, 2013 and October 1, 2012.

In the three months ended September 30, 2013 and October 1, 2012, 2,000 and 44,900 shares, respectively, of previously issued restricted common stock were forfeited. The value of these forfeitures, based on the closing price of our common stock on the date of the grants, was approximately $0.01 and $0.1 million, respectively.

During the nine months ended September 30, 2013 and October 1, 2012, 270,800 and 53,400 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.7 million during the nine months ended September 30, 2013 and immaterial during the nine months ended October 1, 2012. The reversal of the previously amortized costs in the accompanying consolidated statements of operations for the nine months ended September 30, 2013 and October 1, 2012 was approximately $0.2 million and $0.01 million, respectively.

Note 3 – Earnings Per Share

	For the Three Months Ended		For the Nine Months Ended
	(net loss in thousands)		(net loss in thousands)
	September 30, 2013	October 1, 2012	September 30, 2013	October 1, 2012
Net loss and comprehensive loss	$(2,455)	$(1,354)	$(7,331)	$(2,405)
Shares:
Weighted average number of shares outstanding	18,012,465	17,124,303	17,983,620	14,296,543

Basic and diluted loss per share	$(0.14)	$(0.08)	$(0.41)	$(0.17)

Basic earnings per share is calculated by dividing the net income available to common shareholders by the weighted-average common shares outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using net income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include unvested stock and common stock related to stock options.  Diluted EPS considers the impact of potentially dilutive securities except in periods of net loss because the inclusion of these securities would have had an anti-dilutive effect. As of September 30, 2013 and October 1, 2012, there were, respectively, 17,575 and 277,763 unvested restricted shares of common stock outstanding and 53,652 and 39,252 out-of-the-money stock options to purchase shares of common stock. The unvested restricted shares meet the requirements for participating securities but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive. The outstanding stock options to purchase shares of common stock also meet the requirements of participating securities for purposes of calculating diluted EPS but were not included since they were out-of-the-money.

Note 4 – Asset Impairments

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

We did not record any asset impairment charges during the three months ended September 30, 2013 and October 1, 2012. The asset impairment charges during the nine months ended September 30, 2013 were approximately $0.7 million. We did not record any asset impairment charges during the nine months ended October 1, 2012.

Index
Note 5 – Lease Termination Costs

We incurred lease termination costs of approximately $0.1 million in the nine months ended September 30, 2013 and none during the same period ended October 1, 2012. Future store closings, if any, resulting from our decision to close underperforming locations prior to their scheduled lease expiration dates may result in additional lease termination charges. For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord. We recognize costs associated with exit or disposal activities at the time a commitment to an exit or disposal plan is communicated to the landlord.

Note 6 – Contingencies

From time to time, we are a defendant in litigation arising in the ordinary course of our business.  As of the date of this report, there are no legal proceedings that would require accrual or disclosure under ASC 450.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On August 20, 2013, the Company received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the period ended July 1, 2013, the Company no longer met the required minimum of $10,000,000 in stockholders' equity needed for continued listing under Listing Rule 5450(b)(1)(A). The notification letter stated that the Company had until October 4, 2013 to submit a plan to regain compliance. If a plan was submitted and accepted, the Company could be afforded up to 180 calendar days, or until February 16, 2014, to regain compliance. If a plan was submitted and not accepted, the Company might appeal to a Nasdaq Listing Qualifications Panel. Alternatively, the Company might consider applying for a transfer to The Nasdaq Capital Market provided it satisfied the requirements for continued listing on that market.

On October 4, 2013, the Company submitted an application to transfer its securities to The Nasdaq Capital Market. On October 7, 2013, the Company received notice from the Nasdaq Listing Qualifications Department indicating that the application was approved and that the Company’s securities would be transferred to the Nasdaq Capital Market at the opening of business on October 9, 2013.

Note 7 – Income Taxes

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

Index

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

Index
Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended September 30, 2013 and October 1, 2012 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2012 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.

OVERVIEW

System-wide restaurants:

	For the Three Months Ended
	September 30, 2013			October 1, 2012
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	74	50	124	79	54	133
New restaurants opened	-	3	3	-	-	-
Restaurants permanently closed	2	2	4	2	2	4
Restaurants at end of period	72	51	123	77	52	129

	For the Nine Months Ended
	September 30, 2013			October 1, 2012
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	75	50	125	80	56	136
New restaurants opened	-	3	3	-	1	1
Restaurants permanently closed	3	2	5	3	5	8
Restaurants at end of period	72	51	123	77	52	129

As of September 30, 2013, there were 72 Company-owned and 51 franchised restaurants operating in 16 states, the District of Columbia, the United Arab Emirates (“UAE”), and Costa Rica. During the three months ended September 30, 2013, three new franchised restaurants opened, one in Costa Rica and two college campus locations with a new franchisee. During the same period, two Company-owned and two franchised restaurants closed. In the three months ended October 1, 2012, we closed two Company-owned restaurants at the expiration of their leases. In addition, two franchised restaurants closed during the same quarter. Subsequent to the end of the third quarter of fiscal 2013, we sold one Company-owned restaurant in Owings Mills, Maryland to a new franchisee.

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

Index
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

Recent Developments

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On August 20, 2013, the Company received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the period ended July 1, 2013, the Company no longer met the required minimum of $10,000,000 in stockholders' equity needed for continued listing under Listing Rule 5450(b)(1)(A). The notification letter stated that the Company had until October 4, 2013 to submit a plan to regain compliance. If a plan was submitted and accepted, the Company could be afforded up to 180 calendar days, or until February 16, 2014, to regain compliance. If a plan was submitted and not accepted, the Company might appeal to a Nasdaq Listing Qualifications Panel. Alternatively, the Company might consider applying for a transfer to The Nasdaq Capital Market provided it satisfied the requirements for continued listing on that market.

On October 4, 2013, the Company submitted an application to transfer its securities to The Nasdaq Capital Market. On October 7, 2013, the Company received notice from the Nasdaq Listing Qualifications Department indicating that the application was approved and that the Company’s securities would be transferred to the Nasdaq Capital Market at the opening of business on October 9, 2013.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during the third quarter of fiscal 2013.

Index
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

Stock-Based Compensation Expense:  In accordance with ASC 718-10-25 Compensation – Stock Compensation we recognize stock-based compensation expense according to the fair value recognition provision, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation expense be recognized in the financial statements.

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

Index
COMPARABLE RESTAURANT SALES

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during that period. As of September 30, 2013 and October 1, 2012, there were 72 and 77 restaurants in our comparable restaurant base, respectively.

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

Index
RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2013 and October 1, 2012, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	October 1, 2012	September 30, 2013	October 1, 2012

Revenues:
Restaurant net sales	96.2%	97.0%	96.6%	96.7%
Franchise fees and royalties	3.8	3.0	3.4	3.3
Total revenue	100.0	100.0	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	25.1	23.5	24.8	23.2
Restaurant labor and related benefits (1)	39.7	36.2	38.2	35.6
Occupancy and other restaurant operating expenses (1)	35.1	32.5	34.1	32.0
	99.9	92.2	97.1	90.8
General and administrative expenses	12.0	12.3	12.7	11.5
Depreciation and amortization	3.1	3.7	3.2	3.7
Restaurant pre-opening expenses	0.1	-	-	-
Provision for losses on asset impairments and disposals	-	-	1.1	-
Lease termination expense and closed store costs	0.2	0.2	0.3	0.1
Total costs and expenses	111.5	105.6	111.1	103.2
Operating loss	(11.5)	(5.6)	(11.1)	(3.2)
Other income	-	-	0.1	-
Net loss and comprehensive loss	(11.5)%	(5.6)%	(11.0)%	(3.2)%

(1)	These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues

Index
Restaurant Net Sales

	Restaurant net sales

	(in thousands)	as a % of total revenues
Three months ended September 30, 2013	$20,602	96.2%
Three months ended October 1, 2012	$23,620	97.0%

	(in thousands)	as a % of total revenues
Nine months ended September 30, 2013	$64,112	96.6%
Nine months ended October 1, 2012	$72,863	96.7%

Restaurant net sales: Restaurant net sales decreased 12.8%, or approximately $3.0 million, in the three months ended September 30, 2013, as compared to the same period of fiscal 2012, due to an approximately $2.0 million decrease in net sales related to Company-owned restaurants closed during and after the third quarter of fiscal 2012, as well as an approximately $1.0 million, or 4.8%, decrease in net sales in our comparable restaurant base. The decrease in comparable restaurant net sales was comprised of 6.1% decrease in transactions, partially offset by a 1.3% increase in average check price.

In the nine months ended September 30, 2013, restaurant net sales decreased 12.0%, or approximately $8.8 million, as compared to the same period of fiscal 2012, due to a decrease of approximately $5.4 million in net sales related to Company-owned restaurants closed during and after the first quarter of fiscal 2012, as well as a decrease of approximately $3.4 million, or 5.0%, in net sales in our comparable restaurant base. The decrease in comparable restaurant net sales was comprised of 6.5% decrease in transactions, partially offset by 1.5% increase in average check price.

Franchise Fees and Royalties

	Franchise fees and royalties

	(in thousands)	as a % of total revenues
Three months ended September 30, 2013	$810	3.8%
Three months ended October 1, 2012	$739	3.0%

	(in thousands)	as a % of total revenues
Nine months ended September 30, 2013	$2,269	3.4%
Nine months ended October 1, 2012	$2,477	3.3%

Franchise fees and royalties: The increase in franchise fees and royalties in the three months ended September 30, 2013 is due entirely to the franchise fees recognized from the opening of three new franchised restaurants in the third quarter of fiscal 2013. The decrease in franchise fees and royalties of approximately $0.2 million in the nine months ended September 30, 2013 is due primarily to the lower royalties resulting from the closing of franchised restaurants during and after the first quarter of fiscal 2012, as well as the higher franchise fees recognized during fiscal 2012 resulting from two cancelled area development agreements.

Index
Costs and Expenses

	Cost of food and beverage

	(in thousands)	as a % of restaurant net sales
Three months ended September 30, 2013	$5,177	25.1%
Three months ended October 1, 2012	$5,559	23.5%

	(in thousands)	as a % of restaurant net sales
Nine months ended September 30, 2013	$15,900	24.8%
Nine months ended October 1, 2012	$16,934	23.2%

Cost of food and beverage: The increase in cost of food and beverage, as a percentage of restaurant net sales, for the three and nine months ended September 30, 2013, is largely due to a shift in menu sales mix towards products and day-parts with higher food costs as a percentage of sales, as well as the impact of higher costs for the seasonal limited time offer promotional items when compared to the items promoted last year. Also driving the increase in the cost of food and beverage, as a percentage of restaurant net sales, was the introduction of a new product line of bowls in 2013 which, as a category, have a higher cost of goods as a percentage of net sales than our other entrée categories. Beverage sales, primarily fountain drinks and coffee, which historically have a lower average cost than non-beverage product offerings, declined in both the three- and nine-month periods compared to the prior-year periods.

	Restaurant labor and related benefits

	(in thousands)	as a % of restaurant net sales
Three months ended September 30, 2013	$8,172	39.7%
Three months ended October 1, 2012	$8,547	36.2%

	(in thousands)	as a % of restaurant net sales
Nine months ended September 30, 2013	$24,480	38.2%
Nine months ended October 1, 2012	$25,949	35.6%

Restaurant labor and related benefits: The increase in restaurant labor and related benefits, as a percentage of restaurant net sales, is due primarily to the deployment of additional hourly labor in the third quarter of fiscal 2013 as part of an initiative to improve guest experience and speed of service, as well as the unfavorable impact on labor from the decrease in comparable net restaurant sales, primarily the impact on the fixed-portion of manager labor. The cost of healthcare-related benefits was also higher in the third quarter of fiscal 2013, as compared to the same period last year.

Index
	Occupancy and other restaurant operating expenses

	(in thousands)	as a % of restaurant net sales
Three months ended September 30, 2013	$7,231	35.1%
Three months ended October 1, 2012	$7,670	32.5%

	(in thousands)	as a % of restaurant net sales
Nine months ended September 30, 2013	$21,900	34.1%
Nine months ended October 1, 2012	$23,311	32.0%

Occupancy and other restaurant operating expenses: The increase in occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, is due primarily to the unfavorable effect on fixed occupancy-related costs of the decrease in comparable net restaurant sales, slightly higher costs for repairs and maintenance of existing Company-owned restaurants, and the increase in paper and packaging costs resulting from a year-over-year increase in catering sales.

	General and administrative expenses

	(in thousands)	as a % of total revenues
Three months ended September 30, 2013	$2,565	12.0%
Three months ended October 1, 2012	$2,986	12.3%

	(in thousands)	as a % of total revenues
Nine months ended September 30, 2013	$8,463	12.7%
Nine months ended October 1, 2012	$8,694	11.5%

General and administrative expenses: The decrease in general and administrative expenses in the three months ended September 30, 2013 of approximately $0.4 million is due primarily to labor savings resulting from an administrative workforce reductions that occurred during the second quarter of fiscal 2013, lower expenses for third-party professional fees, lower costs for marketing materials and advertising media expense, and the costs of certain relocation expenses incurred during the third quarter of fiscal 2012.

The decrease in general and administrative expenses in the nine months ended September 30, 2013 of approximately $0.2 million is due primarily to the lower expense for third-party professional fees, lower costs for marketing materials and advertising media expense, the costs of certain relocation expenses incurred during the third quarter of fiscal 2012, partially offset by the charge of approximately $0.5 million taken for severance pay resulting from an administrative workforce reduction during the second quarter of fiscal 2013.

	Depreciation and amortization

	(in thousands)	as a % of total revenues
Three months ended September 30, 2013	$674	3.1%
Three months ended October 1, 2012	$894	3.7%

	(in thousands)	as a % of total revenues
Nine months ended September 30, 2013	$2,094	3.2%
Nine months ended October 1, 2012	$2,794	3.7%

Index
Depreciation and amortization: The decrease in depreciation and amortization expense in the three and nine months ended September 30, 2013 is due primarily to the impact of impairments recorded during and subsequent to the first quarter of fiscal 2012, as well as the continued depreciation and amortization of our comparable restaurant base.

	Restaurant pre-opening expenses

	(in thousands)	as a % of total revenues
Three months ended September 30, 2013	$18	0.1%
Three months ended October 1, 2012	$-	-

	(in thousands)	as a % of total revenues
Nine months ended September 30, 2013	$29	0.0%
Nine months ended October 1, 2012	$-	-

Restaurant pre-opening expenses: The restaurant pre-opening expenses in the three and nine months ended September 30, 2013 relate to the relocation of our restaurant at the Easton Town Center Mall in Columbus, Ohio.

	Provision for losses on asset impairments and disposals

	(in thousands)	as a % of total revenues
Three months ended September 30, 2013	$5	0.0%
Three months ended October 1, 2012	$10	0.0%

	(in thousands)	as a % of total revenues
Nine months ended September 30, 2013	$699	1.1%
Nine months ended October 1, 2012	$37	0.0%

Provision for losses on asset impairments and disposals: In the nine months ended September 30, 2013, we recorded a provision for losses on asset impairments and disposals of approximately $0.7 million related to six underperforming restaurants. The provisions for losses on asset impairments and disposals in the rest of the periods presented are immaterial and relate to asset disposals from the closing of Company-owned restaurants.

	Lease termination expense and closed store costs

	(in thousands)	as a % of total revenues
Three months ended September 30, 2013	$34	0.2%
Three months ended October 1, 2012	$56	0.2%

	(in thousands)	as a % of total revenues
Nine months ended September 30, 2013	$181	0.3%
Nine months ended October 1, 2012	$54	0.1%

Lease termination and closed store costs: The lease termination and closed store costs in the three and nine months ended September 30, 2013 and October 1, 2012 relate to closing of Company-owned restaurants during these periods.

Index
	Other income

	(in thousands)	as a % of total revenues
Three months ended September 30, 2013	$9	0.0%
Three months ended October 1, 2012	$9	0.0%

	(in thousands)	as a % of total revenues
Nine months ended September 30, 2013	$34	0.1%
Nine months ended October 1, 2012	$28	0.0%

Other income: The other income recognized in the three and nine months ended September 30, 2013 and October 1, 2012 relates to the discounting of the long-term portion of a note receivable.

	Net loss and comprehensive loss

	(in thousands)	as a % of total revenues
Three months ended September 30, 2013	$(2,455)	(11.5%)
Three months ended October 1, 2012	$(1,354)	(5.6%)

	(in thousands)	as a % of total revenues
Nine months ended September 30, 2013	$(7,331)	(11.0%)
Nine months ended October 1, 2012	$(2,405)	(3.2%)

Net loss and comprehensive loss: The increase in net loss is due primarily to the unfavorable effect of the decrease in comparable restaurant net sales on the fixed-portion of manager labor and occupancy-related costs, the increase in food and beverage and paper and packaging costs, the net impact of locations closed during and subsequent to the second quarter of fiscal 2012, and higher costs for repairs and maintenance of existing Company-owned restaurants, partially offset by the savings realized from the administrative workforce reductions that occurred during the second quarter of fiscal 2013, lower depreciation expense, savings in third-party professional fees, and lower costs for marketing materials and advertising media expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $8.3 million on September 30, 2013, compared to $15.4 million on December 31, 2012. We had positive working capital of approximately $0.8 million on September 30, 2013, compared to $7.1 million on December 31, 2012. The decrease in working capital in the nine months ended September 30, 2013 was a result of funding our operating loss, net of depreciation and other non-cash expenses, as well as payments made for capital expenditures. Our principal requirements for cash during the remainder of fiscal 2013 will be for working capital needs and routine maintenance of our existing restaurants.

Net cash used in operating activities in the nine months ended September 30, 2013 was approximately $5.5 million, compared to $2.4 million in the nine months ended October 1, 2012. The increase was primarily the result of the higher operating loss, net of depreciation and other non-cash expenses, partially offset by the collection of $0.6 million in franchise and other miscellaneous receivables, and the higher vendor payments made during the nine months of fiscal 2012.

Net cash used in investing activities in the nine months ended September 30, 2013 increased to approximately $1.7 million, compared to $1.1 million, in the nine months ended October 1, 2012, and was the result of capital expenditures for existing Company-owned restaurants, as well as payments for construction of a new restaurant location in Easton Town Center Mall in Columbus, Ohio, as a relocation for an existing site in the mall.

Index
No cash was used in or provided by financing activities in the nine months ended September 30, 2013 compared to approximately $12.6 million in the same period of fiscal 2012 associated with the shareholder rights offering and the private placement of shares to our executive officers and outside directors.

During the first three quarters of fiscal 2013, as well as the last two quarters of fiscal 2012, a total of five payments of $62,500 each were not received as scheduled in accordance with the terms of the Subordinated Secured Promissory Note associated with the sale of restaurants to a franchisee in 2010. The balance of the Note, as of September 30, 2013, is $925,000. The Company and franchisee expect payments to resume by the end of fiscal 2013.

We expect to incur capital costs associated with the maintenance of existing Company-owned restaurants during the remainder of fiscal 2013. As we currently have no credit facility or available line of credit, we expect to fund any required restaurant capital maintenance costs on existing Company-owned restaurants or capital needs to open new restaurants from cash and cash equivalents on hand, expected cash flows generated by existing Company-owned restaurants, and expected franchise fees and royalties.

We believe that our current cash and cash equivalents, the expected cash flows from Company-owned restaurant operations, the expected franchise fees and royalties, and the proceeds from sale of Company-owned restaurant to franchisees, if any, will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for the next twelve months. Our conclusion is based on our projected financial performance for fiscal 2013 and includes a sensitivity analysis that projects varying levels of decline in consumer demand. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance. In analyzing our capital cash outlays during the first nine months of fiscal years 2013 and 2012, 48.4% and 96.4%, respectively, of our capital expenditures were spent on improvements and repairs and maintenance associated with existing Company-owned locations. The balance of the capital cash outlays was spent on the relocation of an existing restaurant in 2013 and on information technology-related projects in 2012.

If the performance of our Company-owned restaurants does not improve, if new franchised restaurants do not open according to our expectations, if we do not generate the franchise fees and royalties that we currently expect, if we are unable to refranchise non-core markets to existing or new franchisees, if we are unable to exit underperforming units as expected, if we incur significant unanticipated cash requirements beyond our normal liquidity needs, or if we experience other unforeseen circumstances then, in order to fund our cash requirements, we may have to effect further labor reductions in general and administrative support functions, seek to sell certain Company-owned locations to franchisees and/or other third parties, seek other sources of  financing or take other actions necessitated by the impact of such unanticipated circumstances.

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

Index
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

We have entered into agreements that create contractual obligations.  These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of September 30, 2013:

	Payments Due by Period
	(in thousands)
			Due	Due	Due
	Total	Due	Fiscal 2014	Fiscal 2016	After
Description	Obligations	Fiscal 2013	to Fiscal 2015	to Fiscal 2017	Fiscal 2017

Operating leases (1)	35,331	2,978	18,691	7,866	5,796
Other long-term liabilities (2)	207	11	196	-	-

Total contractual cash obligations	$35,538	$2,989	$18,887	$7,866	$5,796

(1)	Amounts shown are net of an aggregate $0.6 million of sub-lease rental income due under non-cancelable subleases and include aggregate accrued contractual lease increases of approximately $1.9 million, which are included in other long-term liabilities in the attached consolidated balance sheets.
(2)	Amounts shown are related to contractual obligations for lease termination agreements. These obligations are non-interest bearing and are included in other long-term liabilities in the attached consolidated balance sheets.

We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance and common area and other operating costs. Some restaurant leases provide for contingent rental payments which are not included in the above table.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight‑line basis over the term of the respective lease from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long‑term liability in “Other liabilities” in the accompanying consolidated balance sheets and totaled approximately $1.9 million and $2.3 million as of September 30, 2013 and October 1, 2012, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in “Other liabilities” in the accompanying consolidated balance sheets as of September 30, 2013 and October 1, 2012 are landlord allowances of approximately $0.6 million and $0.5 million, respectively.

As of September 30, 2013, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Other assets” in the accompanying consolidated balance sheets.

Index
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

We have a long-term beverage marketing agreement with the Coca‑Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased. Effective January 1, 2011, the beverage marketing agreement with the Coca-Cola Company was amended to provide for additional products as well as higher marketing allowances based on purchases.

In October 2010, we entered into an agreement to purchase all contracted coffee products through a single supplier, Royal Cup Coffee, Inc. This agreement expires in October 2015.

Self‑Insurance

We have a self‑insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre‑determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. During the first nine months of fiscal years 2013 and 2012, we did not exceed this pre-determined maximum. For our 2013 plan year, the pre-determined dollar amount is $1.8 million. The balance in the self-insurance reserve account as of September 30, 2013 and October 1, 2012 was approximately $0.2 million and $0.1 million, respectively.

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

Index
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

The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive,” “project” or similar words, or the negatives of these words, identify forward‑looking statements. We qualify any forward‑looking statements entirely by these cautionary factors.

Index
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short‑term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During the first nine months of fiscal 2013, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect would not have resulted in a fluctuation of interest income. During the first nine months of fiscal years 2013 and 2012, interest income was immaterial.

Commodity Risk

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability, and other factors outside our control. Some of these commodities are purchased under agreements in effect for periods ranging from one month to one year, usually at fixed prices. As a result, we are subject to commodity risk that current market prices may be below our contractual prices. We also purchase certain ingredients at spot prices, as well as prices that are based on specific formulas related to key components within the commodity category, which could adversely affect our operating result in periods of rising commodity or ingredient prices if we choose, for competitive or other reasons, not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. During the first nine months of fiscal years 2013 and 2012, we did not utilize derivative instruments in managing commodity risk.

Foreign Currency Risk

As of September 30, 2013, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

Index
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

Item 5:  EXHIBITS

(a)               Exhibits:

Exhibit Number	Description

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and October 1, 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and October 1, 2012; and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: November 14, 2013	By: /s/ STEPHEN F. EDWARDS
Stephen F. Edwards
President, Chief Executive Officer, and
Director

Date: November 14, 2013	By: /s/ WILLIAM KOZIEL
William Koziel
Chief Financial Officer (chief accounting officer)
Treasurer and Secretary

Index
EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and October 1, 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and October 1, 2012; and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.