Form 10-K
period 2013-12-30
COSI INC
filed 2014-04-15
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 30, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files.)  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K .Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $36.7 million on July 1, 2013, based upon the closing price of the registrant’s common stock on The Nasdaq Capital Market on such date, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares of voting stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

18,308,934 shares of the registrant’s common stock were outstanding on March 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information from the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders expected to be held in June, 2014.  The definitive proxy statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days from the end of the Registrant’s fiscal year ended December 30, 2013.

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

As of December 30, 2013, there were 122 Company-owned and franchised restaurants operating in 16 states, the District of Columbia, the United Arab Emirates (UAE), and Costa Rica.

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

We are working to change things at Cosi. Our goal is to become America’s Greatest Restaurant Company. We look to achieve this by:

Offering a creative menu featuring a combination of both healthy alternatives and edgy options. Our restaurants offer innovative, freshly made-to-order products featuring our authentic hearth-baked signature Cosi® bread and distinctive high quality, fresh ingredients. We believe the guest sees us as a cutting edge alternative to other fast casual restaurants and we will strive to deliver on this expectation.

Providing customers with an exceptional service and dining experience. We believe there are three areas that will give us distinction in category. First, our people need to provide hospitality beyond the guest’s expectation. Second, we need to be as fast as the guest needs us to be: speed can provide a competitive advantage. Third, our restaurants need to provide a distinctive environment whether in an urban setting, a university setting, the suburbs or at the airport.

Creating an environment where great people want to work. Building a great company is dependant on having outstanding managers and hourly partners. Cosi will focus first on being the employer of choice, creating a positive environment where our people love to come to work. We believe if we create a positive environment and focus on the development of our people, we can hold ourselves to a standard of excellence. By becoming a great company for our people we will be able to expect everyone to take great care of the guest and our company.

Brand Position. We believe we understand how the guest sees Cosi and how the industry is evolving. We believe Cosi is properly positioned in an industry where “better, better for you” is the direction the consumer’s taste is heading. We are working to position Cosi as a food-forward concept through new menu innovation that utilizes differentiated ingredients such as our use of Kale, Avocados and Sweet Potatoes. We will strive to continue to enhance our catering offerings with a focus on fresh and flavorful products to drive growth in catering sales in the breakfast, lunch and snacking segments. We will continue to focus on combinations of healthy alternatives and bold flavors: unique ingredient combinations that we believe appeal to our guests’ preferences for flavorful and nutritional food.

Developing a contemporary and welcoming environment. During 2013, we opened several Company-owned and franchised locations that included more contemporary design elements reflecting the look and feel of an urban café. These locations included ambience enhancements such as communal tables, distinctive lighting treatments, chalk boards, and the use of more contemporary color throughout the restaurant. There are key learnings in our recent openings we will bring together for a consistent go forward design for Cosi.

Operating our restaurants efficiently. Cosi has long been committed to operating disciplines that are designed to optimize the cost structure of our restaurants and to be applied consistently across all our restaurants, Company-owned and franchised, and we continuously seek to refine and improve upon those disciplines both domestically and internationally.

Growth Strategy

We plan to grow in both existing and new markets through the following:

Build a system of franchised restaurants and develop Company-owned restaurants. For the near term our financial health is directly tied to our Company-owned restaurants (restaurants that we own as opposed to franchised restaurants): these restaurants must be profitable for Cosi to be profitable. We must increase comparable restaurant sales and we believe the strategies set forth above will help us achieve those sales. At the same time our franchising and area developer model will be the primary driver of our growth strategy.

We launched our franchising program in fiscal 2004 and seek to expand our franchise system by attracting highly qualified domestic franchisees. Key to this is a replicable restaurant model which generates strong returns. We believe the model exists within our current portfolio and we have made capturing this model a priority. As part of our strategy to expand our franchise base and attract quality franchisees, we will consider the potential sale of a restaurant or a group of restaurants to serve as a base for new franchisees looking to develop Cosi. We prefer that our franchisees have experience in multi-unit restaurant operations and development. We believe that our concept positioning, national and international opportunity for growth, and potential for strong unit-level economics will enable us to attract experienced and well-capitalized area developers. We are currently eligible to offer franchises in 47 states and the District of Columbia.

We will continue to pursue nontraditional trade channel development. We will continue to explore strategic alliances with the Cosi concept in educational institutions, airports, train stations and other venues that meet our operating and financial criteria. We believe that this is an attractive opportunity to further Cosi’s growth through alternative venues in either a full service or smaller grab-and-go format. We currently operate Cosi® restaurants at St. Joseph’s University in Philadelphia, PA and Georgetown University in Washington, DC under a franchise agreement with Aramark and at Temple University in Philadelphia, PA and Fordham University in New York, NY under a franchise agreement with Sodexo. We also operate at several airport locations (Logan, Dulles, and Reagan) under franchise agreements with some sites offering a more limited menu.

Cosi® Product Offerings

We offer proprietary food and beverage products for four major dayparts — breakfast, lunch, snacking and dinner. Our food menu includes Cosi® Squagels®, sandwiches, salads, bowls, soups, appetizers, melts, flatbread pizzas, breakfast wraps, S’mores and other desserts. We feature our authentic hearth-baked signature Cosi® bread in two varieties, Original and Multi-Grain. Our beverage menu features a variety of house coffees and other espresso-based beverages, seasonal fruit smoothies and hand-crafted specialty drinks, soft drinks, flavored teas and bottled beverages, which include premium still and sparkling waters. Core to the Cosi menu is a commitment to healthy alternatives including our “lighter side” menu options featuring lower-calorie versions of popular menu items and other unique salads, bowls, and sandwiches that are lower in calorie content than other items in the same menu categories. We offer beer and wine at many of our locations and an additional limited selection of alcoholic beverages in some locations. For our young guests, we offer our Parent Magazine award-winning Kids Menu which includes an activity page and crayons.

Most of our restaurants offer catering service for breakfast, lunch, and afternoon snacking. Our catering offerings include breakfast baskets, lunch buffets, box lunches, dessert platters, parfait bars, hot soups, steel-cut oatmeal, and most of our menu offerings. We operate a catering call center in New York City which coordinates the ordering and fulfillment process for 35 catering hub locations in seven of the markets in which Cosi operates. We offer set up and delivery services by Cosi® personnel to all of our catering customers.

We periodically introduce new menu platforms and products in order to keep our product offerings relevant to consumers in each daypart. Our expanded breakfast menu now includes Cosi® Squagels®, oatmeal, fresh fruit parfaits and a variety of craveable signature breakfast wraps and sandwiches. We enhance our guests’ dining options by offering “Cosi® Duo Taste Two” which allows them to create their own meal by combining two items of proportion from our offerings of unique sandwiches, fresh salads and soups, and shareable-sized flatbread pizzas. New recipes are developed by our culinary innovation team with the support of the supply chain team.

People

On December 30, 2013, we had 70 Company-owned restaurants and 1,674 employees, of whom 52 served in administrative or executive capacities, 162 served as restaurant management employees and 1,460 were hourly restaurant employees. None of our employees are covered by a collective bargaining agreement, and we have never experienced an organized work stoppage or strike. We believe that our compensation packages are competitive and our relations with our employees are good.

Restaurant Operations

Management Structure. The restaurant operations team is built around regional districts led by District Managers, who report to Regional Directors. The Regional Directors report directly to the Chief Executive Officer. The Regional Directors and the District Managers are responsible for all operations, training, recruiting and human resources within their regions. The Regional Directors are also responsible for the financial plan for their respective Company-owned locations and for the people development plan to support the execution of the financial plan.

To ensure consistent performance, execution and application of our policies and procedures, we have a Standard Operations Manual which is reviewed and updated periodically.

Sales Forecasting. The Regional Directors and District Managers have real-time access to sales forecasts and actual sales information through our web-based reporting system. This allows the entire management team to plan staffing requirements on a weekly, daily and even hourly basis to effectively serve our customers.

Product Quality. Our food and beverage product quality is managed at four critical stages: sourcing, distribution, line readiness and product preparation. Products are delivered to the restaurants several times each week so that all restaurants maintain fresh, quality products. Because our restaurants serve a different variety of products during different dayparts, a specific line-readiness checklist is completed to ensure that the products have been rotated, prepared and staged correctly. Finally, our partner training program includes certification in both product knowledge and product preparation standards.

Food and Labor Cost Controls. Our information system allows us to track actual versus theoretical cost of goods sold. Detailed reports are available at the restaurant level showing variances on an item‑by‑item basis. The system is interfaced into our accounts payable and general ledger systems so that restaurant managers have control of their operations and can be held accountable for their results.

Our labor management standards help our managers control labor and ensure that staffing levels are appropriate to meet our service standards. Our reporting system provides our multi‑unit managers with performance reports that help them make staffing adjustments during the course of the week. All labor scheduling is approved by a District Manager and unit-level performance is reviewed weekly.

For manager and support controllable costs, we use either a fixed dollar budget standard or a percentage of net sales approach to plan expenditures effectively. Actual performance for each of these expense items is compared to budget on a weekly basis to help ensure accountability and operational alignment with financial planning efforts. We believe that the combination of these structured restaurant operating systems and technologies allows our restaurant managers to focus their time more effectively on the day‑to‑day drivers of our business.

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

We have business continuity procedures in place for all critical hardware, software, data and related processes. The procedures encompass scheduled back-ups, off‑site storage, security, and failover configurations with redundancy built into key processes.

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

We have an agreement with Distribution Market Advantage, Inc. (“Distribution Marketing Advantage”) that provides us access to a national network of independent distributors. Under this agreement the independent distributors supply us with approximately 76% of our food and paper products, primarily under fair-value pricing agreements that we negotiate directly with the suppliers. This agreement was renegotiated and has been extended through December 2015.

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

Competition

The restaurant industry is intensely competitive and we compete with many well‑established food service companies, including other sandwich retailers, specialty coffee retailers, bagel shops, fast food and casual dining restaurants, delicatessens, cafes, bars, take‑out food service companies, supermarkets and convenience stores. The principal factors on which we compete are taste, quality and price of products, customer service, atmosphere, location and overall guest experience. Our competitors change with each daypart, ranging from coffee bars and bakery cafes in the morning daypart, to fast-food restaurants and cafes during the lunch daypart, to casual-dining chains during the dinner daypart. Many of our competitors or potential competitors have substantially greater financial and other resources than we do which may allow them to react more quickly to changes in pricing, marketing and the quick-service restaurant industry. We also compete with other employers in our markets for hourly workers and may be subject to higher labor costs. We believe that our concept, attractive price‑value relationship and quality of products and service allow us to compete favorably with our competitors.

Intellectual Property

We have the following U.S. Trademark registrations: “COSÌ”, “(SUN & MOON DESIGN)”, “GET COSÌ”, “COSÌ (& SUN & MOON DESIGN)”, “LIFE SHOULD BE DELICIOUS”, “(SUN & MOON SMILEY FACE DESIGN)”, “COSÌ (& HEARTH DESIGN)”, “(HEARTH DESIGN)”, “COSÌ BREAK BAR”, “COSÌ CARD”, “COSÌ CORNERS”, “COSÌ DOWNTOWN”, “COSÌ PRONTO”, “HEARTH-BAKED DINNERS”, “RELAX. CATERING BY COSÌ (& DESIGN)”, “SIMPLY GOOD TASTE”, “SQUAGELS”, “XANDO”, “SQUAGEL” and “TASTE TWO”.

We have U.S. Trademark applications pending for the following trademark: “SMART FIT”.

“COSÌ SANDWICH BAR”, “ARCTIC”, “SLIM LATTE”, “COSÌ LIGHTER SIDE”, “COSÌ DUO TASTE TWO”, and “(RECYCLING DESIGN)” are unregistered trademarks.

We have registered the trademark “COSÌ” in twenty three foreign jurisdictions with respect to restaurant services. Also, we have registered the following trademarks with respect to restaurant services:  “COSI (& HEARTH DESIGN)” in two foreign jurisdictions; “(HEARTH DESIGN)” in six foreign jurisdictions; “SIMPLY GOOD TASTE” in two foreign jurisdictions; “COSI (& SUN & MOON DESIGN) in two foreign jurisdictions, “COSI (in Russian)” in one foreign jurisdiction, “LIFE SHOULD BE DELICIOUS” in two foreign jurisdiction, “(SUN & MOON DESIGN)” in one foreign jurisdiction and “COSITICO” in one foreign jurisdiction.

We have trademark applications pending for registration of the following trademarks with respect to restaurant services:  “COSÌ” in two foreign jurisdictions; and “COSI (& SUN AND MOON DESIGN)” in one foreign jurisdiction.

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

Our restaurants that sell alcoholic beverages are required to obtain a license from a state authority and, in certain locations, county and/or municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect that restaurant and may impact our ability to obtain such a license elsewhere. We currently serve alcohol in 30 of our restaurants.

We are subject to “dram shop” statutes in the states in which our restaurants sell alcoholic beverages. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other similarly-situated entities in the restaurant industry. Although we are covered by insurance, a judgment against us under a dram‑shop statute in excess of our liability coverage could have a material adverse effect on us.

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

In fiscal 2013, we incurred net losses of approximately $11.4 million, and, since we were formed, we have incurred net losses of approximately $293.4 million through the end of fiscal 2013, primarily due to funding operating losses, which have included significant impairment charges, costs associated with closing restaurants, early lease termination fees, and new restaurant opening expenses. We cannot predict whether we will be able to achieve or sustain revenue growth, profitability or positive cash flow in the future. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the financial statements included in this Annual Report on Form 10‑K for information on the history of our losses.

If internally generated cash flow from our restaurants does not meet our expectations, our business, results of operations and financial condition could be materially adversely affected.

Our cash resources, and therefore our liquidity, are highly dependent upon the level of internally generated cash from operations and upon future financing transactions. Although we believe that we have sufficient liquidity to fund our working capital requirements for the next twelve months, if cash flows from our existing restaurants or from franchise fees and royalties do not meet our expectations or are otherwise insufficient to satisfy our cash needs, we may have to seek additional financing from external sources to continue funding our operations or reduce or cease our plans to open or franchise new restaurants. We cannot predict whether any such financing will be available on terms acceptable to us, or at all.

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

To successfully expand our business, we and our franchisees must open new restaurants on schedule and in a profitable manner. In the past, we have experienced delays in restaurant openings and may experience similar delays in the future. Delays or failures in opening new restaurants could hurt our ability to meet our growth objectives, which may affect the expectations of securities analysts, investors, and others and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, any restaurants that we, or our franchisees, open may not obtain operating results similar to those of our existing restaurants. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include, but are not limited to:

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

We have an international license agreement with a licensee for the development of Cosi® restaurants in six countries in the Persian Gulf. This licensee currently operates two franchise locations in the United Arab Emirates. We also have an international license agreement with a licensee in Costa Rica who currently operates three franchised restaurant there. As these franchise locations and future foreign locations open, the Company's international operations will be subjected to various factors of uncertainty. The Company's business outside of the United States is subject to a number of additional factors, including international economic and political conditions, local economic conditions, differing cultures and consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international license agreements and the collection of royalties from international licensees, the availability and cost of land and construction costs, and the availability of experienced management, appropriate licensees, and joint venture partners. Although we believe that we have developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

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

Our ability to successfully execute our business strategy will depend on a number of factors, some of which are beyond our control, including, but not limited to:

•	our ability to generate positive cash flow from operations;

•	identification and availability of suitable restaurant sites;

•	competition for restaurant sites and customers;

•	negotiation of favorable leases;

•	management of construction and development costs of new and renovated restaurants;

•	securing required governmental approvals and permits;

•	recruitment and retention of qualified operating personnel;

•	successful operation and execution in new and existing markets;

•	recruiting, training and retaining qualified corporate and restaurant personnel and management;

•	identification of under‑performing restaurants and our ability to improve or efficiently close under‑performing restaurants, including securing favorable lease termination terms;

•	the rate of our internal growth, and our ability to generate increased revenue from existing restaurants;

•	our ability to incorporate a franchising and area developer model into our strategy;

•	competition in new and existing markets;

•	the reliability of our customer and market studies;

•	the impact of the general economic conditions and high unemployment rates on consumer spending, particularly in geographic regions that contain a high concentration of our restaurants;

•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	changes in commodity costs, labor, supply, fuel, utilities, distribution and other operating costs;

•	availability of additional capital and financing;

•	weather conditions; and

•	general regional, national and, where applicable, foreign economic conditions.

Each of these factors could delay or prevent us from successfully executing our business strategy, which could adversely affect our growth, revenues and our results of operations.

Economic conditions in the United States and globally could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources.

If the economic conditions deteriorate or fail to substantially improve, many sectors of the economy may continue to be adversely impacted. As a retailer that depends upon consumer discretionary spending, we could face a challenging fiscal 2014 because our customers may make fewer discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices. Cosi®, as an “affordable luxury,” may be disproportionably affected by a significant decrease in customer traffic or lower average check prices as a result of customers switching to lower-priced products on our menu. Deterioration in the economic environment could potentially have a material adverse effect on our liquidity and capital resources, including our ability to raise additional capital if needed or to maintain satisfactory credit terms with our suppliers.

Seasonality, inclement weather and other variable factors may adversely affect our sales and results of operations and could cause our quarterly results to fluctuate and fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

Our business is subject to significant seasonal fluctuations and weather influences on consumer spending and dining out patterns. Inclement weather may result in reduced frequency of dining at our restaurants or lost restaurant visits. Customer counts (and consequently revenues) are generally highest in spring and summer months and lowest during the winter months because of the high proportion of our restaurants located in the Northern part of the country where inclement winter weather affects customer visits. As a result, our quarterly and yearly results have varied in the past, and we believe that our quarterly operating results will vary in the future. Other factors such as unanticipated increases in labor, commodities, energy, insurance or other operating costs may also cause our quarterly results to fluctuate. For this reason, you should not rely upon our quarterly operating results as indications of future performance.

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

We currently operate 72 Company-owned restaurants in Northeastern, Midwest, and Mid-Atlantic states, of which 25 are located in the New York City, Chicago and Philadelphia central business districts. As a result, we are particularly susceptible to adverse trends and economic conditions in these areas. In addition, given our geographical concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business and operations, as could other regional occurrences impacting the local economies in these markets.

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

Employment and Immigration Regulations

We are subject to various federal and state laws governing our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. Complying with these rules subjects us to substantial expense and can be cumbersome, and can also expose us to liabilities from claims for non-compliance

We may from time to time get audited for compliance with citizenship or work authorization requirements as well. Various states in which we operate are considering or have already adopted new immigration laws, and the U.S. Congress and Department of Homeland Security from time to time may consider or implement changes to Federal immigration laws, regulations or enforcement programs as well. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. This may subject us to fines or penalties, and we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees.

The comprehensive U.S. health care reform law enacted in 2010, the Patient Protection and Affordable Care Act, requires employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. We are evaluating the impact the new law will have on us, and although we cannot predict with certainty the financial and operational impacts the new law will have, we expect that the requirement that we provide more extensive health benefits to employees than we currently do could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. The most significant increase in costs will likely begin in 2015. Such increases will likely be large enough to materially impact our labor costs. Alternatively, if we choose not to provide the required health insurance or if some employees do not qualify for the required insurance, our employee culture may be harmed and we may face adverse publicity that negatively impacts our brand.

Additionally, while we do not currently have any unionized employees, union organizers have engaged in efforts to organize employees of other restaurant companies. If a significant portion of our employees were to become union organized, our labor costs could increase and our efforts to maintain a culture appealing only to top performing employees could be impaired. Potential changes in labor laws could increase the likelihood of some or all of our employees being subjected to greater organized labor influence, and could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our employee culture.

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

Nutrition and Food Regulation

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry, including nutrition, labeling and advertising practices. Casual dining chains have been a particular focus. For example, New York City has adopted regulations requiring that chain restaurants include caloric or other nutritional information on their menu boards and on printed menus, which must be plainly visible to consumers at the point of ordering. The U.S. health care reform law included nation-wide menu labeling and nutrition disclosure requirements as well, and our restaurants will be covered by these national requirements when they go into effect. Initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, may increase our expenses or slow customers as they move through the line, decreasing our throughput. These initiatives may also change customer buying habits in a way that adversely impacts our sales.

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

If we default on our Senior Secured Promissory Note, our business, results of operations and financial condition could be materially adversely affected.

Our cash resources, and therefore our liquidity, are primarily dependent upon the proceeds of the Senior Secured Promissory Note. We believe that with the proceeds from the Senior Secured Promissory Note, we have sufficient liquidity to fund our working capital requirements for the next twelve months. If we default on the Senior Secured Promissory Note, we may be forced to pay higher interest costs or repay the debt earlier than anticipated. If that were to occur we may have to seek additional financing from external sources to cure the default and continue funding our operations. We cannot predict whether such financing will be available on terms acceptable to us, or at all.

We hold significant amounts of illiquid assets and may have to dispose of them on unfavorable terms.

As of the end of fiscal 2013, we had approximately $8.2 million in net fixed assets that we have defined as illiquid assets, which include leasehold improvements, equipment, and furniture and fixtures. These assets cannot be converted into cash quickly and easily. We may be compelled, based on a significant underperformance of a specific location or market, to dispose of some illiquid assets on unfavorable terms, which could have a material adverse effect on our business.

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

Our restaurants receive frequent deliveries of products. Most of these deliveries are made by distributors who are part of a national network of independent distributors with whom we have a distribution agreement. These independent distributors supply us with approximately 76% of our food and paper products under an agreement which expires in December 2015. Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, such as the volatility in certain commodity markets we experienced in recent years. Certain commodities such as wheat, coffee, poultry, fresh produce, and dairy and dairy-related products have experienced significant fluctuations in the recent past. These types of increases could have an adverse effect on us during fiscal 2014 and in future fiscal years. Although many of our products are made to our specifications, we believe that alternative distribution sources are available for the majority of our ingredients and products.

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

Outbreaks of avian flu (bird flu) or other food-borne illnesses, such as “mad cow disease,” E.coli, salmonella, or hepatitis A could adversely affect the price and availability of beef, poultry or other food products. As a result, we could experience a significant increase in cost of food.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2013 fiscal year and that remain unresolved.

Item 2.	PROPERTIES

Our principal corporate offices are currently located at 1751 Lake Cook Road, Suite 600, Deerfield, Illinois 60015. We have entered into an agreement to terminate the lease for our corporate offices effective as of May 31, 2014. We are in the process of identifying available office space that is of a suitable size and location for our current needs.

All of our restaurants are located on leased properties. Each lease typically has a 10‑year base rent period, with various renewal options. In addition to the base rent, some leases provide for contingent rental payments, insurance, common area, and other operating costs. At most locations, we reimburse the landlord for a proportionate share of the landlord’s annual real estate taxes.

The following table lists existing Company-owned restaurants, by region, as of December 30, 2013:

Street Address	City, State	Date Opened
MIDATLANTIC
234 South 15th Street	Philadelphia, PA	September-96
325 Chestnut Street	Philadelphia, PA	April-97
1128 Walnut Street	Philadelphia, PA	December-97
140 South 36th Street	Philadelphia, PA	August-98
761 Lancaster Avenue	Bryn Mawr, PA	September-98
2050 Wilson Boulevard	Arlington, VA	April-99
1700 Market Street	Philadelphia, PA	September-99
700 King Street	Alexandria, VA	May-00
4250 Fairfax Drive	Arlington, VA	June-00
201 South 18th Street	Philadelphia, PA	October-00
7251 Woodmont Avenue	Bethesda, MD	December-00
11909 Democracy Drive	Reston, VA	May-01
6390 Sawmill Road	Columbus, OH	September-02
2212 East Main Street	Bexley, OH	September-02
295 Main Street	Exton, PA	November-02
7166 N. High Street	Worthington, OH	December-02
177 Kentlands Blvd	Gaithersburg, MD	January-03
1801 N. Lynn Street	Arlington, VA	November-05
4025 Welsh Road	Willow Grove, PA	December-05
50 Yorktown Plaza	Elkins Park, PA	April-06
833 Chestnut	Philadelphia, PA	June-06
424 West Swedesford Road	Berwyn, PA	June-06
100 South Charles	Baltimore, MD	July-06
513 West Broad Street	Falls Church, VA	October-06
3503 Fairfax Drive, Suite 200	Arlington, VA	November-06
201 N. Washington #290	Rockville, MD	March-07
2955 Market St.	Philadelphia, PA	July-07
2011 Crystal Drive, Suite 100	Arlington, VA	May-08
4077 Fenlon Street	Columbus, OH	June-13

MIDWEST
116 S. Michigan Avenue	Chicago, IL	September-00
230 W. Washington Street	Chicago, IL	November-00
203 North LaSalle Street	Chicago, IL	May-01
101 North Old Woodward Avenue	Birmingham, MI	August-01
25 E. Hinsdale	Hinsdale, IL	December-01
8775 N. Port Washington Road	Fox Point, WI	December-01
230 West Monroe Street	Chicago, IL	May-02
301 East Grand River Avenue	East Lansing, MI	May-02
28674 Telegraph Road	Southfield, MI	November-02
37652 Twelve Mile Road	Farmington Hills, MI	December-02
233 North Michigan Avenue	Chicago, IL	December-02
33 N Dearborn	Chicago, IL	June-05
1740 Sherman Avenue	Evanston, IL	September-05
2200 North Clark	Chicago, IL	August-06
8310 Greenway Boulevard, #106	Middleton, WI	September-06
250 State Street	Madison, WI	September-06
910 North Milwaukee Avenue, Suite A	Lincolnshire, IL	November-06
Crystal Court Ste 150, 710 Marquette Ave	Minneapolis, MN	March-09
2100 Patriot Blvd	Glenview, IL	September-09
NORTHEAST
38 East 45th Street	New York, NY	February-97
60 East 56th Street	New York, NY	September-97
55 Broad Street	New York, NY	March-98
1633 Broadway	New York, NY	July-98
61 West 48th Street	New York, NY	August-98
685 Third Avenue	New York, NY	June-99
970 Farmington Avenue	W. Hartford, CT	August-99
461 Park Avenue South	New York, NY	January-00
50 Purchase Street	Rye, NY	March-00
841 Broadway	New York, NY	September-00
15 S. Moger Avenue	Mt. Kisco, NY	December-00
77 Quaker Ridge Road	New Rochelle, NY	November-01
1298 Boston Post Road	Larchmont, NY	December-01
385 West Main Street	Avon, CT	December-02
29 Washington Street	Morristown, NJ	December-02
498 7th Avenue	New York, NY	December-02
700 6th Avenue	New York, NY	February-03
129 West Putnam Avenue	Greenwich, CT	February-06
441 South Oyster Bay Road	Plainview, NY	June-06
1209 High Ridge Road	Stamford, CT	July-06
53 E. 8th St.	New York, NY	April-07
230 Tresser Blvd. Ste 005	Stamford, CT	November-07

Item 3.	LEGAL PROCEEDINGS

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

On November 22, 2002, our common stock began trading on The Nasdaq Global Market System (“Nasdaq”) under the symbol “COSI.” The closing price of our common stock on Nasdaq was $1.19 on March 31, 2014.

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

Stock Price Information

Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during fiscal 2013 and 2012 as reported by Nasdaq.

	Fiscal 2013				Fiscal 2012
Fiscal Quarter	High		Low		High	Low
First Quarter	$0.92		$0.69		$1.25	$0.65
Second Quarter	$3.07	(a)	$1.93	(a)	$1.10	$0.67
Third Quarter	$2.62	(a)	$2.08	(a)	$0.84	$0.68
Fourth Quarter	$2.39	(a)	$1.35	(a)	$0.78	$0.57

(a) Denotes a post-reverse-stock-split price

Stockholders

The number of our registered common stockholders of record as of March 3, 2014 was 42. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Set forth below is a graph comparing the cumulative total stockholder return on Così’s common stock with The Nasdaq Composite Index and the Standard & Poor’s Small Cap 600 Index for the period covering our initial public offering on November 22, 2002, through the end of our 2013 fiscal year on December 30, 2013. The Company’s common stock trades on The Nasdaq Capital Market under the symbol “COSI.” The graph assumes an investment of $100.00 made at the opening of trading on November 22, 2002, in (i) Così’s common stock, (ii) the stocks comprising The Nasdaq Composite Index, and (iii) stocks comprising the Standard & Poor’s Small Cap 600 Index.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our summary of selected consolidated financial data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report. The selected statement of operations data for fiscal years 2013, 2012, and 2011 and selected balance sheet data for fiscal years 2013 and 2012 are derived from our audited consolidated financial statements that are included in this report. The selected statement of operations data for fiscal years 2010 and 2009 and selected balance sheet data for fiscal years 2011, 2010, and 2009 are derived from our audited consolidated financial statements not included in this report. The following historical results of consolidated operations are not necessarily indicative of results to be expected for any subsequent period.

	Fiscal Year
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Restaurant net sales	$83,338	$94,757	$98,920	$106,636	$116,375
Franchise fees and royalties	2,989	3,195	3,215	3,063	2,198
Total revenus	86,327	97,952	102,135	109,699	118,573

Costs and expenses:

Cost of food and beverage	20,736	22,171	22,902	24,366	26,429
Restaurant labor and related benefits	32,379	34,165	36,068	40,161	43,151
Occupancy and other restaurant operating expenses	28,971	30,337	31,330	33,977	36,617
	82,086	86,673	90,300	98,504	106,197
General and administrative expenses	11,746	11,641	13,824	13,692	14,635
Depreciation and amortization	2,724	3,613	4,230	4,773	7,050
Restaurant pre-opening expenses	29	-	-	-	13
Provision for losses on asset impairments and disposals	1,122	424	431	732	1,530
Closed store costs	124	117	61	152	48
Lease termination expense (income), net	57	(13)	22	203	322
Gain on sale of assets	(34)	-	(149)	(5,205)	(102)
Total costs and expenses	97,854	102,455	108,719	112,851	129,693
Operating loss	(11,527)	(4,503)	(6,584)	(3,152)	(11,120)
Other income (expense):
Interest income	-	-	-	1	3
Interest expense	-	-	(1)	(4)	(4)
Other income	83	62	46	14	17
Total other income	83	62	45	11	16
Net loss	$(11,444)	$(4,441)	$(6,539)	$(3,141)	$(11,104)

Per share data:
Loss per share, basic and diluted	$(0.64)	$(0.29)	$(0.51)	$(0.25)	$(0.27)

Weighted average shares used in computing net loss per share - basic and diluted	17,994	15,208	12,842	12,660	10,106

	Fiscal Year
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,021	$15,417	$7,222	$10,307	$4,079
Total assets	$18,603	$31,193	$24,705	$31,351	$31,570
Total stockholders' equity	$2,719	$14,035	$5,518	$11,686	$9,325

Selected Consolidated Statement of Cash Flow Data:
Net cash used in operating activities	$(7,294)	$(2,955)	$(1,318)	$(3,963)	$(1,190)
Net cash (used in) provided by investing activities	$(2,102)	$(1,409)	$(1,767)	$5,317	$(682)
Net cash provided by financing activities	$-	$12,559	$-	$4,874	$362

Selected Operating Data:

Company-owned restaurants open at the end of the fiscal year	70	75	80	83	99

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 30, 2013, December 31, 2012, and January 2, 2012, should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Annual Report.

Business Overview

System-wide Restaurants:

	Fiscal Year
	2013			2012			2011
	Company-Owned	Franchise	Total	Company-Owned	Franchise	Total	Company-Owned	Franchise	Total

Restaurants at beginning of period	75	50	125	80	56	136	83	59	142
Company-owned sold to franchisee	1	1	0	-	-	-	-	-	-
New restaurants opened	-	4	4	-	2	2	-	-	0
Restaurants permanently closed	4	3	7	5	8	13	3	3	6
Restaurants at end of period	70	52	122	75	50	125	80	56	136

As of December 30, 2013, there were 70 Company-owned and 52 franchised fast-casual restaurants operating in 16 states, the District of Columbia, the United Arab Emirates (UAE), and Costa Rica. During fiscal 2013, we closed four Company-owned restaurants, two in Ohio and one of each in New York and New Jersey. During the same period, three franchised restaurants closed and four new franchised restaurants opened and we sold one Company-owned restaurant in Maryland to a franchisee. Subsequent to the end of fiscal 2013, one additional franchised restaurant closed and two franchised restaurants were converted to Company-owned.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during fiscal 2013.

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

Franchise Fees and Royalties. Franchise fees and royalties includes fees earned from franchise agreements entered into with area developers and franchise operators, as well as royalties received based on sales generated at franchised restaurants. We recognize the franchise fee in the period in which a franchised restaurant opens or when fees are forfeited as a result of a termination of an area developer agreement. We recognize franchise royalties in the period in which sales are made by our franchise operators.

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

Comparable Restaurant Sales

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during that period. At fiscal years ended December 30, 2013, December 31, 2012, and January 2, 2012, there were 70, 75, and 80 restaurants in our comparable restaurant base, respectively.

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

Results of Operations

The following table sets forth our operating results as a percentage of total revenues, except where otherwise noted, for the periods indicated:

	Fiscal Year
	2013	2012	2011

Revenues:
Restaurant net sales	96.5%	96.7%	96.9%
Franchise fees and royalties	3.5	3.3	3.1
Total revenue	100.0	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	24.9	23.4	23.2
Restaurant labor and related benefits (1)	38.8	36.1	36.5
Occupancy and other restaurant operating expenses (1)	34.8	32.0	31.7
	98.5	91.5	91.4
General and administrative expenses	13.6	11.9	13.5
Depreciation and amortization	3.2	3.7	4.1
Provision for losses on asset impairments and disposals	1.3	0.4	0.4
Closed store costs	0.1	0.1	0.1
Lease termination expense	0.1	-	-
Gain on sale of assets	-	-	(0.1)
Total costs and expenses	113.4	104.6	106.4
Operating loss	(13.4)	(4.6)	(6.4)

Other income	0.1	0.1	-
Net loss	(13.3)	(4.5)	(6.4)

(1) Expressed as a pecentage of restaurant net sales versus all other items expressed as a percentage of total revenue

Fiscal Year 2013 (52 weeks) compared to Fiscal Year 2012 (52 weeks)

Restaurant Net Sales

	Restaurant Net Sales
	(in thousands)	as a % of total revenues
Fiscal 2013	$83,338	96.5%
Fiscal 2012	$94,757	96.7%

Restaurant net sales decreased by approximately $11.4 million, or 12.1%, during fiscal 2013, as compared to fiscal 2012, due to an approximately $6.9 million decrease in net sales related to Company-owned restaurants closed during and subsequent to the first quarter of fiscal 2012 and an approximately $4.5 million, or 5.1%, decrease in net sales in our comparable restaurant base. The decrease in comparable net sales was comprised of 6.5% decrease in traffic, partially offset by 1.4% increase in average check.

Franchise Fees and Royalties

	Franchise Fees and Royalties
	(in thousands)	as a % of total revenues
Fiscal 2013	$2,989	3.5%
Fiscal 2012	$3,195	3.3%

Franchise Fees and Royalties: Franchise fees and royalties decreased by approximately $0.2 million, or 6.4%, during fiscal 2013, due to approximately $0.2 million in franchise fees recognized during fiscal 2012 resulting from a cancelled area development agreement and a decrease of approximately $0.1 million in royalties from the closing of franchised restaurants during and subsequent to the first quarter of fiscal 2012, partially offset by approximately $0.1 million in franchise fees from the opening of four new franchised restaurants during fiscal 2013.

Costs and Expenses

	Cost of Food and Beverage
	(in thousands)	as a % of total revenues
Fiscal 2013	$20,736	24.9%
Fiscal 2012	$22,171	23.4%

Cost of Food and Beverage: The increase in cost of food and beverage, as a percentage of restaurant net sales, is largely due to a shift in day-part sales and menu mix towards products  with higher food costs, as a percentage of sales, as well as the impact of higher costs for the seasonal limited time offer promotional items, when compared to the items promoted during fiscal 2012. Also driving the increase in cost of food and beverage, as a percentage of restaurant net sales, is the introduction of a new product line of bowls in 2013 which, as a category, has a higher cost of goods as a percentage of net sales than our other entrée categories. Beverage sales, primarily fountain drinks and coffee, which historically have a lower average cost than non-beverage product offerings, declined during the 2013 fiscal year. We also experienced some higher costs of certain commodities, such as produce and poultry, during the first half of 2013.

	Restaurant Labor and Related Benefits
	(in thousands)	as a % of total revenues
Fiscal 2013	$32,379	38.9%
Fiscal 2012	$34,165	36.1%

Restaurant Labor and Related Benefits: The increase in restaurant labor and related benefits, as a percentage of net sales, is due primarily to the unfavorable impact on labor from the decrease in comparable net restaurant sales, primarily the impact on the fixed-portion of manager labor as well as to the deployment of additional hourly labor, primarily in the latter half of the year, as part of an initiative to improve guest experience and speed of service. The cost of healthcare-related benefits was also higher during fiscal 2013, as compared to the prior year.

	Occupancy and Other Restaurant Operating Expenses
	(in thousands)	as a % of total revenues
Fiscal 2013	$28,971	34.8%
Fiscal 2012	$30,337	32.0%

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

	General and Administrative Expenses
	(in thousands)	as a % of total revenues
Fiscal 2013	$11,746	13.6%
Fiscal 2012	$11,641	11.9%

General and Administrative Expenses: The slight increase in general and administrative expenses is due primarily to the charge of approximately $0.6 million for severance pay resulting from administrative workforce reductions during fiscal 2013, as well as the approximately $0.5 million charge to reserve a note receivable from a franchisee, partially offset by labor savings from the administrative workforce reductions, lower expenses for third-party professional fees, and the costs of certain relocation expenses incurred during the fiscal 2012.

	Depreciation and Amortization Expenses
	(in thousands)	as a % of total revenues
Fiscal 2013	$2,724	3.2%
Fiscal 2012	$3,613	3.7%

Depreciation and Amortization: The decrease in depreciation and amortization expenses is due primarily to the continued depreciation of our comparable restaurant base and the impact of asset impairments recorded during and subsequent to fiscal 2012.

	Restaurant Pre-opening Expenses
	(in thousands)	as a % of total revenues
Fiscal 2013	$29	0.0%
Fiscal 2012	-	-

Restaurant Pre-opening Expenses: The restaurant pre-opening expenses are related to the relocation of one Company-owned restaurant during fiscal 2013.

	Provision for Losses on Asset Impairments and Disposals
	(in thousands)	as a % of total revenues
Fiscal 2013	$1,122	1.3%
Fiscal 2012	$424	0.4%

Provision for Losses on Asset Impairments and Disposals: We recorded an impairment loss of approximately $1.0 million during fiscal 2013, as well as a loss of approximately $0.1 million from the disposal of assets related to the closing of Company-owned restaurants.

	Closed Store Costs
	(in thousands)	as a % of total revenues
Fiscal 2013	$124	0.1%
Fiscal 2012	$117	0.1%

Closed Store Costs: The closed store costs resulted from the closing of Company-owned restaurants during the year.

	Lease Termination Expense (Income), net
	(in thousands)	as a % of total revenues
Fiscal 2013	$57	0.1%
Fiscal 2012	$(13)	0.0%

Lease Termination Expense/(Income), net: The lease termination expense during fiscal 2013 is related to the closing of two Company-owned restaurants, partially offset by an adjustment resulting from the expiration of our obligation under a previously-transferred lease agreement.

	Gain on Sale of Assets
	(in thousands)	as a % of total revenues
Fiscal 2013	$(34)	0.0%
Fiscal 2012	-	-

Gain on Sale of Assets:  The gain on sale of assets is related to the sale of a liquor license during fiscal 2013.

	Other Income
	(in thousands)	as a % of total revenues
Fiscal 2013	$83	0.1%
Fiscal 2012	$62	0.1%

Other Income: Other income is primarily due to the discounting of the long-term portion of a note receivable.

	Net Loss and Comprehensive Loss
	(in thousands)	as a % of total revenues
Fiscal 2013	$(11,444)	(-13.3)%
Fiscal 2012	$(4,441)	(-4.5)%

Net Loss and Comprehensive Loss: The increase in net loss is due primarily to the unfavorable effect of the decrease in comparable restaurant net sales on the fixed-portion of occupancy-related costs and manager labor, the increase in food and beverage and paper and packaging costs, the increase in the provision for asset impairments, the charge for severance pay, the reserve on a note receivable, and the net impact of locations closed during and subsequent to the first quarter of fiscal 2012, partially offset by lower depreciation expense, savings realized from the administrative workforce reductions, savings in third-party professional fees, and lower costs for marketing materials and advertising media expense.

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

	Closed Store Costs
	(in thousands)	as a % of total revenues
Fiscal 2012	$117	0.1%
Fiscal 2011	$61	0.1%

Closed Store Costs: The closed store costs resulted from the closing of Company-owned restaurants at the expiration of their leases.

	Lease Termination (Income) Expense, net
	(in thousands)	as a % of total revenues
Fiscal 2012	$(13)	-
Fiscal 2011	$22	-

Lease Termination (Income)/Expense, net: The lease termination income during fiscal 2012 is related to an adjustment to the lease termination reserve at one subleased location.

	Other Income
	(in thousands)	as a % of total revenues
Fiscal 2012	$62	0.1%
Fiscal 2011	$46	-

Other Income: Other income is primarily due to the discounting of the long-term portion of a note receivable.

	Net Loss and Comprehensive Loss
	(in thousands)	as a % of total revenues
Fiscal 2012	$(4,441)	(-4.5)%
Fiscal 2011	$(6,539)	(-6.4)%

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

Liquidity and Capital Resources

On April 14, 2014, the Company entered into a $5.0 million Senior Secured Promissory Note Agreement with Milfam II, L.P.. The Note bears interest at nine (9%) per annum, compounded semi-annually, and payable in arrears on a semi-annual basis. At the Company’s option, the first two semi-annual interest payments may be paid at eleven (11%) in kind in the form of additional Notes. The principal obligations under the Note are due three (3) years from the effective date of the Note. The Note agreement provides for the payment of a finance fee of 3.5% of the principal amount of the Note at closing as well as providing a warrant exercisable to purchase up to 1.1 million shares of the Company’s common stock at an exercise price per share of $0.01.  The warrant would not be exercisable to the extent that doing so resulted in the Milfam II L.P. and any related parties, in the aggregate, owning more than 19.9% of the Company’s common stock.  Further, until all the obligations under the Note are paid in full, Milfam II, L.P. will have the right to participate in any future financing transactions consummated by the Company in an amount up to the greater of 1) the then-outstanding balance of obligations under the Note and 2) $4.0 million. The Note is guaranteed by the Company’s subsidiaries and secured by a lien on all assets of the Company and its subsidiaries.  Mr. Lloyd I. Miller, III, is the manager of Milfam LLC, the general partner of Milfam II, L.P.  Mr. Miller is also a significant shareholder of the Company.

Cash and cash equivalents were approximately $6.0 million on December 30, 2013, compared with $15.4 million on December 31, 2012. We had negative working capital of approximately $2.5 million on December 30, 2013, compared with positive working capital of $7.1 million on December 31, 2012. The decrease in working capital was a result of funding our operating loss, net of depreciation and other non-cash expenses, as well as payments made for capital expenditures during the year. Our principal requirements for cash in 2014 will be for working capital needs and routine maintenance of our existing restaurants.

Net cash used in operating activities during fiscal 2013 was approximately $7.3 million compared with $3.0 million during fiscal 2012. The increase was primarily the result of the higher operating loss, net of depreciation and other non-cash expenses, partially offset by the collection of $0.6 million in franchise and other miscellaneous receivables, as well as the lower vendor payments made during 2013.

Net cash used in investing activities during fiscal 2013 was approximately $2.1 million compared with net cash used in fiscal 2012 of approximately $1.4 million and was primarily the result of capital expenditures for a new Company-owned location in Columbus, Ohio, maintenance of existing Company-owned restaurants and certain information technology related projects.

No cash was provided by financing activities during fiscal 2013, compared with cash provided of approximately $12.6 million during fiscal 2012 from the proceeds associated with the shareholder rights offering and the private placement of shares to our executive officers and outside directors.

During fiscal 2013, four quarterly payments of $62,500 each were not paid as scheduled in accordance with the terms of the Subordinated Secured Promissory Note associated with the sale of restaurants to a franchisee in 2010. Although still uncertain as to timing, the Company expects the franchisee to satisfy its obligations under the Subordinated Secured Promissory Note which currently has an outstanding balance of $0.925 million. As of December 30, 2013, the Company has established a reserve of $0.45 million.

We expect to incur capital costs associated with the maintenance of existing Company-owned restaurants during fiscal 2014. We expect to fund any required restaurant capital maintenance costs on existing Company-owned restaurants from proceeds of the $5.0 million Senior Secured Promissory Note, cash and cash equivalents on hand, expected cash flows generated by existing Company-owned restaurants, and expected franchise fees and royalties.

We believe that our current cash and cash equivalents, the $5.0 million in proceeds received on April 14, 2014 under the Senior Secured Promissory Note entered into with Milfam II, L.P., the expected cash flows from Company-owned restaurant operations and the expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for the next twelve months. Our conclusion is based on our financial performance during fiscal 2013 and our projected financial performance for 2014 and includes a sensitivity analysis that projects varying levels of decline in consumer demand. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance. The Company also expects to effect additional reductions in general and administrative expense in fiscal 2014 as compared to the fiscal 2013 expense.  In analyzing our capital cash outlays during fiscal years 2013 and 2012, 53.7% and 94.1%, respectively, of our capital expenditures were spent on improvements and repairs and maintenance associated with existing Company-owned locations. Additionally, 44.4% of the fiscal 2013 capital cash outlays were related to a new Company-owned location built in Columbus, Ohio. The balance of the capital cash outlays was spent on information technology related projects.  The Company’s capital expenditures for repairs and maintenance of existing restaurants is expected to be consistent with the fiscal 2013 spend at approximately $1.0 million.

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

If we default on our Senior Secured Promissory Note, our business, results of operations and financial condition could be materially adversely affected.

Our cash resources, and therefore our liquidity, are primarily dependent upon the proceeds of the Senior Secured Promissory Note. We believe that with the proceeds from the Senior Secured Promissory Note, we have sufficient liquidity to fund our working capital requirements for the next twelve months. If we default on the Senior Secured Promissory Note, we may be forced to pay higher interest costs or repay the debt earlier than anticipated. If that were to occur we may have to seek additional financing from external sources to cure the default and continue funding our operations. We cannot predict whether such financing will be available on terms acceptable to us, or at all.

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

Selected Quarterly Financial Data

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All quarters in fiscal 2013 and 2012 include results for 13 weeks. The unaudited selected quarterly results for fiscal 2013 and 2012 are shown below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except share data)
Fiscal 2013

Total revenues	$21,561	$23,408	$21,412	$19,946
Total costs and expenses	$24,323	$25,547	$23,876	$24,108

Net loss	$(2,741)	$(2,135)	$(2,455)	$(4,113)

Basic and diluted loss per share:	$(0.15)	$(0.12)	$(0.14)	$(0.23)

Fiscal 2012

Total revenues	$24,673	$26,308	$24,359	$22,612
Total costs and expenses	$25,812	$26,239	$25,722	$24,682

Net (loss) income	$(1,128)	$77	$(1,354)	$(2,036)

Basic and diluted (loss) income per share:	$(0.09)	$0.01	$(0.08)	$(0.11)

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

Interest Rate Risk

Our market risk exposures are related to our cash and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short‑term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During fiscal 2013, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect during fiscal 2013 would not have resulted in a fluctuation of interest income. In fiscal years 2013 and 2012, the interest income we earned was immaterial and we did not have any significant debt.

Commodity Risk

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability, and other factors outside our control. Some of these commodities are purchased under agreements in effect for periods ranging from one month to one year, usually at fixed prices. As a result, we are subject to commodity risk that current market prices may be below our contractual prices. We also purchase certain ingredients at spot prices, as well as prices that are based on specific formulas related to key components within the commodity category, which could adversely affect our operating result in periods of rising commodity or ingredient prices if we choose, for competitive or other reasons, not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. In fiscal 2013, 2012, and 2011, we did not utilize derivative instruments in managing commodity risk.

Foreign Currency Risk

As of the end of fiscal 2013, all of our transactions are conducted, and our accounts are denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are included in this item:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cosi, Inc.
Deerfield, Illinois

We have audited the accompanying consolidated balance sheets of Cosi, Inc. as of December 30, 2013 and December 31, 2012 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cosi, Inc. at December 30, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois

April 15, 2014

Cosi, Inc.
Consolidated Balance Sheets
As of December 30, 2013 and December 31, 2012
(dollars in thousands)

	December 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$6,021	$15,417
Accounts receivable, net	594	1,235
Notes receivable, current portion	551	462
Inventories	779	893
Prepaid expenses and other current assets	1,348	1,620
Total current assets	9,293	19,627

Furniture and fixtures, equipment and leasehold improvements, net	8,195	9,900
Notes receivable, net of current portion	-	573
Other assets	1,115	1,093
Total assets	$18,603	$31,193

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,462	$2,886
Accrued expenses	9,088	9,447
Deferred franchise revenue	18	61
Current portion of other long-term liabilities	196	140
Total current liabilities	11,764	12,534

Deferred franchise revenue	1,931	1,923
Other long-term liabilities, net of current portion	2,189	2,701
Total liabilities	15,884	17,158

Stockholders' equity:
Common stock - $.01 par value; 100,000,000 shares authorized, 18,106,979 and 18,278,308 shares issued, respectively	181	183
Additional paid-in capital	297,181	297,051
Treasury stock, 59,886 shares at cost	(1,198)	(1,198)
Accumulated deficit	(293,445)	(282,001)
Total stockholders' equity	2,719	14,035
Total liabilities and stockholders' equity	$18,603	$31,193

The accompanying notes are an intergral part of these consolidated financial statements.

Cosi, Inc
Consolidated Statements of Operations and Comprehensive Loss
For the Fiscal Years Ended December 30, 2013, December 31, 2012, and January 2, 2012
(dollars in thousands, except per share data)

	December 30, 2013	December 31, 2012	January, 2 2012

Revenues:
Restaurant net sales	$83,338	$94,757	$98,920
Franchise fees and royalties	2,989	3,195	3,215
Total revenues	86,327	97,952	102,135

Costs and expenses:
Cost of food and beverage	20,736	22,171	22,902
Restaurant labor and related benefits	32,379	34,165	36,068
Occupancy and other restaurant operating expenses	28,971	30,337	31,330
	82,086	86,673	90,300
General and administrative expenses	11,746	11,641	13,824
Depreciation and amortization	2,724	3,613	4,230
Restaurant pre-opening expenses	29	-	-
Provision for losses on asset impairments and disposals	1,122	424	431
Closed store costs	124	117	61
Lease termination expense (income), net	57	(13)	22
Gain on sale of assets	(34)	-	(149)
Total costs and expenses	97,854	102,455	108,719
Operating loss	(11,527)	(4,503)	(6,584)
Other income (expense):
Interest expense	-	-	(1)
Other income	83	62	46
Total other income	83	62	45

Net loss and comprehensive loss	$(11,444)	$(4,441)	$(6,539)

Per Share Data:
Loss per share, basic and diluted	$(0.64)	$(0.29)	$(0.51)

Weighted average common shares outstanding	17,993,858	15,207,588	12,842,125

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Stockholders' Equity
For the Fiscal Years Ended December 30, 2013, December 31, 2012, and January 2, 2012
(dollars in thousands, except share data)

	Common Stock			Treasury Stock

	Number of Shares	Amount	Additional Paid In Capital	Shares of Treasury Stock	Amount Treasury Stock	Accumulated Deficit	Total
Balance, December 27, 2010	12,920,723	$129	$283,776	59,886	$(1,198)	$(271,021)	$11,686
Issuance of restricted stock, net of forfeitures	321,119	3	(3)				-
Stock-based compensation			371				371
Net loss						(6,539)	(6,539)

Balance, January 2, 2012	13,241,841	$132	$284,144	59,886	$(1,198)	$(277,560)	$5,518
Issuance of common stock, net of issuance costs (1)	4,915,461	50	12,509				12,559
Issuance of restricted stock, net of forfeitures	120,890	1	(1)				-
Stock-based compensation			399				399
Net loss						(4,441)	(4,441)

Balance, December 31, 2012	18,278,192	$183	$297,051	59,886	$(1,198)	$(282,001)	$14,035

Forfeiture of restricted stock	(171,213)	(2)	2				-
Stock-based compensation			128				128
Net loss						(11,444)	(11,444)

Balance, December 30, 2013	18,106,979	$181	$297,181	59,886	$(1,198)	$(293,445)	$2,719

(1) Represents the proceeds, net of issuance costs, of approximately $221,000 from the shareholder rights offering and related private placement to directors and officers of the Company, completed in July 2012

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Cash Flows
For the Fiscal Years Ended December 30, 2013, December 31, 2012, and January 2, 2012
(in thousands)

	December 30, 2013	December 31, 2012	January 2, 2012

Cash flows from operating activities:
Net loss	$(11,444)	$(4,441)	$(6,539)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,724	3,613	4,230
Gain on sale of assets	(34)	-	(149)
Non-cash portion of asset impairments and disposals	1,122	424	431
Provision for bad debts	491	46	117
Stock-based compensation expense	128	399	371
Changes in operating assets and liabilities:
Accounts receivable	600	(683)	(19)
Notes receivable	36	175	492
Inventories	115	(176)	27
Prepaid expenses and other current assets	272	(140)	159
Other assets	(28)	26	40
Accounts payable and accrued expenses	(771)	(1,319)	1,180
Deferred franchise revenue	(35)	(175)	(140)
Lease termination reserve	(64)	(30)	(288)
Other liabilities	(406)	(674)	(1,230)
Net cash used in operating activities	(7,294)	(2,955)	(1,318)

Cash flows from investing activities:
Capital expenditures	(2,142)	(1,409)	(2,011)
Proceeds from sale of assets	40	-	244
Net cash used in investing activities	(2,102)	(1,409)	(1,767)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	12,780	-
Common stock issuance costs	-	(221)	-
Net cash provided by financing activities	-	12,559	-

Net (decrease) increase in cash and cash equivalents	(9,396)	8,195	(3,085)
Cash and cash equivalents, beginning of year	15,417	7,222	10,307
Cash and cash equivalents, end of year	$6,021	$15,417	$7,222

Supplemental disclosures of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$138	$154	$205

The accompanying notes are an integral part of these consolidated financial statements.

COSI, INC.

Notes to Consolidated Financial Statements

For the Fiscal Years Ended December 30, 2013, December 31, 2012, and January 2, 2012

1. Organization and Summary of Significant Accounting Policies

Organization

Cosi, Inc., a Delaware corporation, owns, operates, and franchises fast-casual dining restaurants which sell high-quality, made-to-order sandwiches, salads, bowls, and coffees along with a variety of other soft drink beverages, teas, baked goods and alcoholic beverages. As of December 30, 2013, there were 70 Company-owned and 52 franchised restaurants operating in 16 states, the District of Columbia, the United Arab Emirates (UAE), and Costa Rica.

Fiscal Year

Our fiscal year ends on the Monday closest to December 31. Fiscal years ended December 30, 2013, December 31, 2012, January 2, 2012 are referred to as fiscal 2013, 2012, and 2011, respectively. Each of fiscal years 2013 and 2012 included 52 weeks while fiscal year 2011 included 53 weeks.

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

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. We place our cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Balances of cash deposits may, at times, exceed FDIC insured limits. We have never experienced losses related to these balances.

Our accounts receivable consist principally of trade or “house” accounts representing corporate customers and amounts due from franchisees. We have established credit procedures and analyses to control the granting of credit to customers. Credit card transactions at the Company’s restaurants are processed by a single service provider.

Accounts Receivable

Trade accounts receivable are stated at net realizable value. The Company maintains a reserve for potential uncollectible accounts based on historical trends and known current factors impacting the Company’s customers or franchisees.

Inventories

Inventories are stated at the lower of cost, determined using a weighted average valuation method that approximates the first-in, first-out method, or market, and consist principally of food, beverage, liquor, packaging and related food supplies.

Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements are stated at cost. Depreciation of furniture and fixtures and equipment is computed using the straight‑line method over estimated useful lives that range from two to ten years. Leasehold improvements are amortized using the straight‑line method over the shorter of their estimated useful lives or the term of the related leases.

Upon retirement or sale, the cost of assets disposed of and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while betterments are capitalized.

Long-Lived Assets

Impairment losses are recorded on long‑lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. We consider a consistent history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the original lease term, and then determine the impairment charge based on discounted cash flows for the same period.

In accordance with the provisions of the impairment or disposal subsections of ASC 360-10, Property, Plant & Equipment, long-lived assets held and used with a carrying amount of $2.2 million were written down to their fair value of $1.2 million, resulting in asset impairment and disposal charges of $1.0 million which were included in earnings for fiscal 2013. We considered all relevant valuation techniques that could be obtained without undue cost and effort, and concluded that the discounted cash flow approach continued to provide the most relevant and reliable means by which to determine fair value of the long-lived assets held and used.

Long-lived assets held and used	Total value at end of period	Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(in thousands)
December 30, 2013	$1,219	$-	$-	$1,219	$(1,005)
	$1,219	$-	$-	$1,219	$(1,005)

December 31, 2012	$348	$-	$-	$348	$(424)
	$348	$-	$-	$348	$(424)

January 2, 2012	$647	$-	$-	$647	$(431)
	$647	$-	$-	$647	$(431)

The asset impairment charges relate to ten and four underperforming restaurants and to maintenance capital expenditures on previously impaired restaurants in fiscal years 2013 and 2012, respectively.

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

We incurred lease termination charges of approximately $0.1 million during fiscal 2013 related to the closing of two Company-owned restaurants in the Northeast where we reached early termination agreements with the landlords. The lease termination charges that we recorded in fiscal years 2012 and 2011 were immaterial.

A summary of lease termination reserve activity is as follows:

(in thousands)

Balance as of December 27, 2010	533

Charged to costs and expenses	22
Payments and adjustments	(310)
Balance as of January 2, 2012	245

Charged to costs and expenses	2
Payments and adjustments	(33)
Balance as of December 31, 2012	214

Charged to costs and expenses	127
Payments and adjustments	(191)
Balance as of December 30, 2013	150

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

As of December 30, 2013, we had net operating loss (“NOL”) carryforwards of approximately $226.0 million for U.S. federal income tax purposes. Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income, possibly reducing the amount of cash available to the corporation to satisfy its obligations. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period. We do not believe that the rights offering and the related private placement of common stock that we completed in fiscal years 2012 and 2010 have triggered an ownership change. In addition, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

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

Gain on Sale of Assets

The gain from the sale of one liquor license that we recognized during fiscal 2013 was immaterial. During fiscal 2011, we recognized a gain of approximately $0.1 million related to the sale of four liquor licenses.

Restaurant Pre-opening Expenses

Restaurant pre-opening expenses are expensed as incurred and include the costs of recruiting, hiring and training the initial restaurant work force, travel, the cost of food and labor used during the period before opening, the cost of initial quantities of supplies and other direct costs related to the opening or remodeling of a restaurant. Pre-opening expenses also include rent expense recognized on a straight-line basis from the date we take possession through the period of construction or renovation prior to opening the restaurant. The restaurant pre-opening expenses that we incurred during fiscal 2013 related to the relocation of one Company-owned restaurant were immaterial.

Advertising Costs

Domestic franchise-operated Cosi® restaurants contribute 1% of their sales to a national marketing fund and are also required to spend 1% of their sales on advertising in their local markets. Our international franchise-operated restaurants contribute 0.5% of their sales to an international marketing fund. The Company also contributes 1% of sales from Company-owned restaurants to the national marketing fund. The Company’s contributions, as well as its own local market media costs, are recorded as part of occupancy and other restaurant operating expenses on the Company’s consolidated statements of operations. Advertising costs are expensed as incurred and were approximately $0.9 million, $1.2 million, and $2.1 million in fiscal years 2013, 2012, and 2011, respectively.

Net Loss Per Share

Basic and diluted loss per common share is calculated by dividing the net loss by the weighted-average common shares outstanding during each period. As of December 30, 2013, December 31, 2012, and January 2, 2012, there were, respectively, 11,325, 271,400, and 322,100 unvested restricted shares of common stock outstanding and 53,514, 38,552 and 41,071 out-of-the-money stock options to purchase shares of common stock. There were no in-the-money stock options as of the end of fiscal years 2013, 2012, and 2011. The unvested restricted shares and the out-of-the-money stock options meet the requirements for participating securities but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive.

Stock-Based Compensation

In accordance with ASC 718-10-25, Compensation – Stock Compensation, we recognize stock-based compensation expense according to the fair value recognition provision which generally requires, among other things, that all employee share-based compensation is measured using a fair value method and that all the resulting compensation expense is recognized in the financial statements. In accordance with the standard, our stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. As a result, we recognized stock compensation expense of approximately $0.1 million, $0.4 million, and $0.4 million during fiscal years 2013, 2012, and 2011, respectively. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of the grant.

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

Recent Accounting Pronouncements

Effective January 1, 2013, the Company adopted Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The adoption of ASU 2013-02 concerns presentation and disclosure only and did not have an impact on the Company’s consolidated financial position or results of operations.

2. Accounts Receivable

Accounts receivable consist of the following:

	December 30, 2013		December 31, 2012
	(in thousands)

Due from franchisees	$473		$724	(2)
Accounts receivable, trade	342		359
Other	123		116
Hurricane insurance-related	-		193
Service vendor receivable	-		146
Total receivables	938		1,538
Less: allowance for doubtful accounts	(344	)(1)	(303)
Accounts receivable, net	$594		$1,235

(1) Does not include approximately $0.45 million in reserve on a note receivable from a franchisee presented in Note 5. Notes Receivable

(2) Includes approximately $0.3 million in deferred franchise royalties and marketing funds paid during fiscal 2013

A summary of the reserve for doubtful accounts follows:

(in thousands)

Balance as of December 27, 2010	145

Charged to costs and expenses	117
Deductions	(8)	(a)
Balance as of January 2, 2012	254

Charged to costs and expenses	46
Deductions	3	(a)
Balance as of December 31, 2012	303

Charged to costs and expenses	491	(b)
Deductions	-	(a)
Balance as of December 30, 2013	794

(a) Recovery (write-off) of uncollectible accounts

(b) Includes approximately $0.5 million reserve on a note receivable from a franchisee

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 30, 2013	December 31, 2012
	(in thousands)

Prepaid insurance	$1,263	$1,468
Other	85	152

Prepaid expenses and other current assets	$1,348	$1,620

4. Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements consist of the following:

	December 30, 2013	December 31, 2012
	(in thousands)

Leasehold improvements	$31,361	$32,061
Furniture and fixtures	10,325	10,729
Computer and telephone equipment	11,492	11,670
Restaurant equipment	16,228	16,242
Vehicles	39	35
Total furniture and fixtures, equipment and leasehold improvements	69,445	70,737
Less accumulated depreciation and amortization	(61,250)	(60,837)
Furniture and fixtures, equipment and leasehold improvements, net	$8,195	$9,900

Depreciation and amortization expense for fiscal years 2013, 2012, and 2011 was approximately $2.7 million, $3.6 million, and $4.2 million, respectively.

5. Notes Receivable

	December 30, 2013		December 31, 2012
	(in thousands)

Sale of restaurans to a franchisee in 2010	925		885
Other	76		150
Total notes receivable	1,001		1,035
Less: allowance for doubtful accounts	(450	)(1)	-
Total other assets	$551		$1,035

(1) Denotes a reserve on a note receivable from a franchisee included in the summary of the reserve for doubtful accounts in Note 2. Accounts Receivable.

6. Other Assets

Other assets consist of the following:

	December 30, 2013	December 31, 2012
	(in thousands)

Security deposits	788	725
Trademarks	195	195
Liquor licenses	85	92
Other	47	81
Total other assets	$1,115	$1,093

7. Accrued Expenses

Accrued expenses consist of the following:

	December 30, 2013	December 31, 2012
	(in thousands)

Payroll and related benefits and taxes	$2,143	$2,133
Unredeemed gift cards/certificates	2,067	1,773
Insurance	1,327	1,539
Utilities	857	979
Rent	516	532
Professional and legal	497	397
Taxes other than income taxes	383	665
Deferred credits	323	370
Advertising	103	179
Other	872	880
Total accrued expenses	$9,088	$9,447

8. Income Taxes

Significant components of our deferred tax assets, net of any deferred tax liabilities, are as follows:

	December 30, 2013	December 31, 2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$89,488	$84,296
Depreciation expense and impairment of long-lived assets	14,215	14,829
Contractual lease increases	885	1,040
Deferred franchise revenue	1,244	1,250
Stock-based compensation	1,161	1,163
Lease termination accrual	60	85
Accrued expenses	(34)	45
Allowance for doubtful accounts	315	121
Total deferred tax assets	107,334	102,829
Valuation allowance	(107,334)	(102,829)
Net deferred taxes	$-	$-

As of December 30, 2013, we have federal net operating tax loss carryforwards (NOL’s) of approximately $226.0 million which, if not used, will expire from 2018 through 2033. We have recorded a valuation allowance to offset the benefit associated with the deferred tax assets described above due to the uncertainty of realizing the related benefits.  As a result of the net loss reported for fiscal 2013, the Company has no income tax expense.

Below is a reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before income taxes:

	December 30, 2013	December 31, 2012	January 2, 2012

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	4.6	4.6	4.6
	39.6	39.6	39.6
Less valuation allowance	(39.6)	(39.6)	(39.6)
Effective Tax Rate	0.0%	0.0%	0.0%

Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period. We do not believe that the purchase of shares of our common stock pursuant to the rights offering and the related private placement of common stock that we completed in fiscal years 2012 and 2010 have triggered an ownership change. In addition, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

9. Stockholders’ Equity

Rights Offering and Private Placement of Common Stock

On July 9, 2012, we completed a shareholders’ rights offering to our shareholders of record as of May 24, 2012. We issued a total of 4,915,461 shares of our $0.01 par value common stock at a subscription price of $2.60 per share. Of those shares, our executive officers and outside directors purchased an aggregate of 633,581 shares of our $0.01 par value common stock, at a subscription price of $2.60 per share, through a private placement, based on the number of shares that would have been available to them had they executed their basic and oversubscription privilege in the rights offering. We received net proceeds of approximately $12.6 million from the rights offering and the private placement of common stock.

On January 6, 2010, we completed a shareholders’ rights offering to our shareholders of record as of November 9, 2009. We issued a total of 2,500,000 shares of our $0.01 par value common stock at a subscription price of $2.00 per share. In conjunction with the rights offering, our executive officers and outside directors purchased an aggregate 112,919 shares of our $0.01 par value common stock, at a subscription price of $2.00 per share, through a private placement. We received, in the aggregate, net proceeds of approximately $4.9 million from the rights offering and the private placement of common stock.

We do not believe that the July 9, 2012 or the January 6, 2010 rights offering and the related private placement of common stock triggered an ownership change which would generally occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period.

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

10. Stock-Based Employee Compensation

We have had several long-term incentive compensation plans, including the Amended and Restated Cosi, Inc. Long-Term Incentive Plan, that provided for the granting of incentive and nonqualified stock options to employees. On May 2, 2005, the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”) went into effect, superseding all prior long-term incentive plans. The Omnibus Plan provides for the issuance of restricted stock, restricted stock units, incentive and nonqualified stock options, and any other stock awards that may be payable in shares, cash, other securities, and any other form of property as may be determined by the Compensation Committee of our Board of Directors. The purpose of this plan is to attract and retain qualified individuals and to align their interest with those of stockholders by providing certain employees of Cosi, Inc. and its affiliates with the opportunity to receive stock-based and other long-term incentive grants. The terms and conditions of stock-based awards under the plans are determined by the Compensation Committee of the Board of Directors. The grants are issued at fair market value and generally vest over a period of four or five years. We currently account for stock option grants in accordance with ASC 718-10-25 Compensation – Stock Compensation.

When the Omnibus Plan went into effect, 925,000 authorized but unissued common shares that were reserved under the Amended and Restated Cosi, Inc. Long Term Incentive Plan continued to be reserved for issuance under the Omnibus Plan. No additional awards will be granted under any of the prior long-term incentive plans. During fiscal 2012, an Amendment to the 2005 Omnibus Long-Term Incentive Plan was approved which increased the number of shares available for issuance under the Plan by 375,000.

As of December 30, 2013, approximately 0.7 million shares of common stock, in the aggregate, were reserved for issuance under the Omnibus Plan and for outstanding grants under the prior long-term incentive plans.

A summary of stock-based compensation follows:

	Fiscal Year
	2013	2012	2011
	(in thousands)

Stock option compensation expense	$7	$-	$-
Restricted stock compensation expense, net of forfeitures	121	399	371
Total non-cash, stock-based compensation expense, net of forfeitures	$128	$399	$371

As of December 30, 2013, the unrecognized compensation expense related to restricted stock shares and stock options granted under the Omnibus Plan was immaterial. The expense will be recognized on a straight-line basis from the date of each grant through fiscal 2017 and is recorded in general and administrative expenses in our consolidated statements of operations.

A summary of option activity for fiscal years 2013, 2012, and 2011 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)

Outstanding as of December 27, 2010	135,744	$38.80	1.6	$-

Granted	-	-
Exercised	-	-
Cancelled/Expired	(94,674)	$46.96		-

Outstanding as of January 2, 2012	41,071	$20.00	2.5	$-

Granted	-	-
Exercised	-	-
Cancelled/Expired	(2,518)	$13.88		-

Outstanding as of December 31, 2012	38,552	$20.40	1.7	$-

Granted	25,000	2.80
Exercised	-	-
Cancelled/Expired	(10,038)	$21.02		-

Outstanding as of December 30, 2013	53,514	$12.05	3.9	$-

Exercisable as of December 30, 2013	53,514	$12.05	3.9	$-

There were 53,514 outstanding, out-of-the-money stock options as of the end of fiscal 2013. We granted 25,000 stock options during fiscal 2013 with a fair value of $0.07 million. No stock options were exercised during any of the fiscal years presented  As of the end of fiscal 2013, the outstanding stock options had no intrinsic value as they were all out-of-the-money.

The following table summarizes information about stock options outstanding at December 30, 2013:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.80 - $10.80	25,000	7.5	$2.80	5,000	$2.80
$10.81 - $18.92	16,245	0.6	18.80	16,245	18.80
$18.93 - $20.72	1,207	0.7	20.50	1,207	20.50
$20.73 - $20.98	6,697	0.8	20.80	6,697	20.80
$20.99 - $27.76	4,365	1.0	24.20	4,365	24.20
	53,514	3.9	$12.05	33,514	$17.57

Pursuant to the 2005 Omnibus Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted 30,000 shares of restricted stock to employees during fiscal 2013. We did not grant any shares of restricted stock to employees in fiscal 2012. During the same year, we converted 91,250 previously issues restricted stock units into restricted stock shares. During fiscal 2011, we granted and issued 299,500 restricted stock shares and 25,000 stock units to key employees. The vesting of these shares and stock units occurs as follows, except where provided differently in the following paragraphs: (i) 20% of the stock shares and stock units vested on the grant date, and (ii) an additional 20% of the stock shares and stock units will vest on each anniversary of the grant date provided that at each such date the employee continues to be employed by the Company. The value of the shares and the stock units for the grants made during fiscal years 2013 and 2011, based on the closing price of our common stock on the date of the grants, was approximately $0.1 million and $0.9 million, respectively. During fiscal years 2013, 2012, and 2011, previously issued shares and units of restricted common stock of 256,725, 13,463, and 60,600, respectively, were forfeited. The value of the forfeited shares and units of restricted common stock, based on the closing price of our common stock on the dates of the grants, was approximately $0.7 million, $0.05 million, and $0.3 million in fiscal years 2013, 2012, and 2011, respectively.

Included in the restricted stock activity table below are 55,512, 43,103, and 32,219 shares issued during fiscal years 2013, 2012, and 2011, respectively, to members of the Board of Directors pursuant to the Cosi Non-Employee Director Stock Incentive Plan and the Omnibus Plan. These shares had an aggregate value of approximately $0.1 million at the time of issuance in all three fiscal years and vested upon issuance.  The fair value of the restricted stock that vested during fiscal 2013 was approximately $0.3 million.

The following tables summarize the Company’s restricted stock activity:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value

Non-vested at December 27, 2010	51,263	$5.08
Granted	331,719	3.20
Vested	50,281	4.96
Forfeited / Canceled	(10,600)	7.56
Non-vested at Janaury 2, 2012	322,100	$3.08
Granted	43,103	3.48
Vested	80,340	3.56
Forfeited / Canceled	(13,463)	4.68
Non-vested at December 31, 2012	271,400	$2.96
Granted	85,512	2.91
Vested	88,862	3.00
Forfeited / Canceled	(256,725)	2.88
Non-vested at December 30, 2013	11,325	$4.08

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value

Non-vested at December 27, 2010	215,000	$1.51
Granted	100,000	1.45
Vested	115,000	2.12
Forfeited	(200,000)	1.13
Non-vested at January 2, 2012	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at December 31, 2012	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at December 30, 2013	-	$-

11. Defined Contribution Plan

We have a 401(k) Plan (the “Plan”) for all qualified employees. The Plan provides for a matching employer contribution of 50% up to the first 4% of the employees’ deferred savings. The employer contributions made during the employee’s first year of employment vest upon the completion of one year of employment. Employer contributions made subsequent to the first year of employment vest immediately. The deferred amount cannot exceed 20% of an individual participant’s compensation in any calendar year. Our contributions to the Plan were approximately $0.1 million in each of the fiscal years 2013, 2012 and 2011. Subsequent to the end of fiscal year 2013, as part of various cost containment initiatives, we suspended the employer matching contribution to the Plan.

12. Commitments and Contingencies

Commitments

As of December 30, 2013, we are committed under lease agreements expiring through 2024 for occupancy of our retail restaurants and for office space at the following minimum annual rentals:

Fiscal Year	Amount
(in thousands)

2014	11,831
2015	10,479
2016	7,686
2017	4,543
2018	2,957
Thereafter	8,409
$45,905

Amounts shown are net of approximately $0.2 million of sublease rental income under non‑cancelable subleases. Rental expense for fiscal years 2013, 2012, and 2011 totaled $12.6, $13.1 million, and $13.1 million, respectively. Certain lease agreements have renewal options ranging from 3 years to 5 years. In addition, certain leases obligate us to pay additional rent if restaurant sales reach certain minimum levels (percentage rent). Amounts incurred under these additional rent provisions and agreements were approximately $0.2 million in each of the fiscal years 2013, 2012, and 2011.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight‑line basis over the term of the respective leases from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long‑term liability in other liabilities in the accompanying consolidated balance sheets and totaled $1.7 million, $2.1 million, and $2.6 million as of the end of fiscal years 2013, 2012, and 2011, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other long-term liabilities in the accompanying consolidated balance sheets for fiscal years 2013, 2012, and 2011 were landlord allowances of $0.2 million, $0.5 million, and $0.7 million, respectively.

As of December 30, 2013, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Other Assets” in the accompanying consolidated balance sheets.

As of December 30, 2013, future minimum lease payments related to restaurants that have been closed or locations with subleased spaces are approximately $0.5 million, before expected sublease payments, with remaining lease terms ranging from one to three years. For each of these locations, a lease termination reserve has been established based upon management’s estimate of the cost to exit the lease or the time it would take to enter into a new sublease. The accompanying consolidated balance sheet includes a liability of $0.2 million in accrued lease termination costs with a current portion of $0.05 million as of the end of fiscal year 2013.

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

We have an agreement with Distribution Market Advantage, Inc. (“Distribution Marketing Advantage”) that provides us access to a national network of independent distributors. Under this agreement the independent distributors supply us with approximately 76% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers. This agreement was renegotiated and has been extended through December 2015.

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

Self‑Insurance

We have a self‑insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre‑determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. We did not exceed this pre-determined maximum during fiscal years 2013, 2012, and 2011. For our 2014 plan year, this pre-determined dollar amount is $1.2 million. Health insurance expense for fiscal years 2013, 2012, and 2011 was $1.5 million, $1.4 million, and $1.3 million, respectively. The balance in the self-insurance reserve account was approximately $0.2 million and $0.1 million at December 30, 2013 and December 31, 2012, respectively.

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

Subsequent Events

Entry into a Senior Secured Promissory Note Agreement

On April 14, 2014, the Company entered into a $5.0 million Senior Secured Promissory Note Agreement with Milfam II, L.P.. The Note bears interest at nine (9%) per annum, compounded semi-annually, and payable in arrears on a semi-annual basis. At the Company’s option, the first two semi-annual interest payments may be paid at eleven (11%) in kind in the form of additional Notes. The principal obligations under the Note are due three (3) years from the effective date of the Note. The Note agreement provides for the payment of a finance fee of 3.5% of the principal amount of the Note at closing as well as providing a warrant exercisable to purchase up to 1.1 million shares of the Company’s common stock at an exercise price per share of $0.01.  The warrant would not be exercisable to the extent that doing so resulted in the Milfam II L.P. and any related parties, in the aggregate, owning more than 19.9% of the Company’s common stock.  Further, until all the obligations under the Note are paid in full, Milfam II, L.P. will have the right to participate in any future financing transactions consummated by the Company in an amount up to the greater of 1) the then-outstanding balance of obligations under the Note and 2) $4.0 million. The Note is guaranteed by the Company’s subsidiaries and secured by a lien on all assets of the Company and its subsidiaries.  Mr. Lloyd I. Miller, III, is the manager of Milfam LLC, the general partner of Milfam II, L.P.  Mr. Miller is also a significant shareholder of the Company.

Appointment of a New President and CEO

On March 17, 2014, the Company appointed R.J. Dourney as President and CEO as well as a member of the Board of Directors. Prior to his appointment, R.J. was founder and CEO of Hearthstone, a Boston based company which operates 13 restaurants in the Boston market as Cosi’s largest franchisee.

Election to Cause Merger Agreement

On March 18, 2014, Cosi, Inc. (the “Company” or “Cosi”) entered into an Election to Cause Merger Agreement (collectively with all exhibits thereto, the “Agreement”) with Hearthstone Associates, LLC (“Hearthstone”), Robert J. Dourney and Nancy Dourney (collectively with Robert J. Dourney, the “Holders”). Hearthstone, which is wholly-owned by the Holders, operates certain Company franchise restaurants through its wholly-owned subsidiary, Hearthstone Partners, LLC (the “Subsidiary”).

Under the terms of the Agreement, the Company granted to Hearthstone the sole and exclusive right (the “Right”), exercisable at the discretion of Hearthstone at any time after January 1, 2015 and before March 18, 2015, to elect to require Cosi to acquire Hearthstone by effecting a reverse triangular merger of Hearthstone with and into a subsidiary of Cosi (the “Merger”). If the Merger is consummated, the Company shall issue 1,790,993 shares of common stock of the Company to the Holders in the Merger.

The obligation of the Company to effect the Merger is subject to the satisfaction of a number of conditions at the time of the Merger, including (a) the transfer to Hearthstone of all indebtedness under a certain existing promissory note made by Robert J. Dourney to a third party, (b) the completion of construction of certain additional Company franchise restaurants, (c) the receipt of certain lender consents, (d) the approval of the Merger by the shareholders of the Company if then required pursuant to the NASDAQ Stock Market Rules and (e) other customary conditions.

The Company has provided customary representations and warranties to Hearthstone and is obligated to indemnify Hearthstone and the Subsidiary from any breach by the Company of such representations and warranties or the Agreement. The Company’s indemnification obligations shall terminate if the Right is not exercised prior to its expiration. In the event of a material breach of the Agreement by either the Company or Hearthstone, the other party, in addition to other remedies available at law, may be entitled to rescind the Merger, if applicable.

Until the Merger is consummated or the Right expires, Hearthstone and the Subsidiary are bound by certain restrictive covenants, including prohibitions or limitations on issuing or transferring equity securities, incurring additional debt, engaging in acquisitions, dispositions or mergers, amending governance documents, or suffering events of default under their loan or franchise agreements. In addition, Hearthstone and Subsidiary are obligated to provide the Company access to their financial information, books and records and personnel until the Merger is consummated or the Right expires.

The Election to Cause Merger Agreement between the Company, Hearthstone, Robert J. Dourney and Nancy Dourney was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 21, 2014 and is incorporated in this Report in its entirety by reference.

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

We assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have concluded that, as of December 30, 2013, the Company’s system of internal control over financial reporting was effective.

We are not required to, nor did we, engage an independent registered public accounting firm to perform an audit of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 30, 2013, to which this report relates, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our definitive proxy statement for our Annual Meeting of Stockholders expected to be held on May 20, 2014 (the “Proxy Statement”) and is incorporated herein by reference.

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

(a) Financial Statements: The following consolidated financial statements are included in Item 8 herein:

Report of BDO USA, LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 30, 2013 and December 31, 2012

Consolidated Statements of Operations and Comprehensive Loss for the Fiscal Years Ended December 30, 2013, December 31, 2012, and January 2, 2012

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 30, 2013, December 31, 2012, and January 2, 2012

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 30, 2013, December 31, 2012, and January 2, 2012

Notes to Consolidated Financial Statements for the Fiscal Years Ended December 30, 2013, December 31, 2012, and January 2, 2012

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

Date: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN F. EDWARDS	Executive Chairman of the Board	April 15, 2014
Stephen F. Edwards

/s/ R.J. DOURNEY	Chief Executive Officer and President and Director	April 15, 2014
R.J. Dourney	(Principal Executive Officer)

/s/ WILLIAM E. KOZIEL	Chief Financial Officer, Secretary and Treasurer	April 15, 2014
William E. Koziel	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARK DEMILIO	Director	April 15, 2014
Mark Demilio

/s/ ROBERT MERRITT	Director	April 15, 2014
Robert Merritt

/s/ MICHAEL O’DONNELL	Director	April 15, 2014
Michael O’Donnell

/s/ JEAN BIRCH	Director	April 15, 2014
Jean Birch

/s/ MICHAEL COLLINS	Director	April 15, 2014
Michael Collins

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
2.1
Merger Agreement by and among Xando, Incorporated, Xando Merger Corp. and Cosi Sandwich Bar, Inc. dated as of October 4, 1999 (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S‑1, file #333‑86390).

2.2
Election to Cause Merger Agreement, dated March 18, 2014, by and among Cosi, Inc., Hearthstone Associates, LLC, Robert J. Dourney and Nancy Dourney (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated March 21, 2014)

3.1	Amended and Restated Certificate of Incorporation of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10‑K for the period ended December 30, 2002).
3.2	Amended and Restated By-Laws of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2007).
3.3	Certificate of Designations of Series E Junior Participating Preferred Stock of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 11, 2013)
3.4	Certificate of Elimination of Certificate of Designations of Cosi, Inc. (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 11, 2013)
4.1	Form of Certificate of Common Stock (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S‑1, file #333‑86390).
4.2
Rights Agreement between Cosi, Inc. and American Stock Transfer and Trust Company as Rights Agent dated November 21, 2002 (Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10‑K for the period ended December 30, 2002).

4.3	Amended and Restated Registration Agreement, dated as of March 30, 1999 (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S‑1, file #333‑86390).
4.4
Supplemental Registration Rights Agreement, dated as of August 5, 2003 by and among the Company and the parties thereto (Filed as Exhibit 4.4.2 to the Company’s Registration Statement on Form S‑1, file #333‑107689).

4.5
Amendment No. 1 to Rights Agreement dated as of November 21, 2002, by and between Cosi, Inc. and American Stock Transfer and Trust Company, as rights agent (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended March 31, 2003).

4.6
Amendment dated as of January 6, 2010, to Rights Agreement dated as of November 21, 2002, between Cosi, Inc. and American Stock Transfer Company, as rights agent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 6, 2010).

4.7
Rights Agreement, dated as of November 12, 2013, between Cosi, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series E Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 11, 2013)

10.1	Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (Filed as Exhibit C to the Company’s Proxy Statement on Schedule 14A filed on March 31, 2005, file #000-50052.
10.2	Cosi Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S‑1, file #333‑86390).
10.3	Cosi Non‑Employee Director Stock Incentive Plan (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S‑1, file #333‑86390).
10.4	Cosi Sandwich Bar, Inc. Incentive Stock Option Plan (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S‑1, file #333‑86390).
10.5.1	Terms of Employment between Cosi, Inc. and William E. Koziel, effective as of August 17, 2005 as described in the Company’s Current Report on Form 8-K (Filed on August 23, 2005).
10.5.2	Employment agreement, dated as of September 15, 2007 by and between the Company and James F. Hyatt (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 18, 2007).
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

10.5.13	Employment Agreement, dated as of September 23, 2011 by and between the Company and Mark Demilio, (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated September 23, 2011).
10.5.14	Compensatory Agreement, dated as of September 22, 2011 by and between Cosi, Inc. and William E. Koziel, (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 23, 2011).
10.5.15	Employment Agreement, dated as of December 12, 2011 by and between the Company and Carin L. Stutz, (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 14, 2011).
10.5.16	Agreement, dated as of December 12, 2011 by and between the Company and Stephen F. Edwards, (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 14, 2011).
10.5.17	Letter Agreement, dated as of March 17, 2014 by and between the Company and Stephen F. Edwards, (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 21, 2014).
10.5.18	Employment Agreement, dated as of March 17, 2014 by and between the Company and R.J. Dourney, (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 21, 2014).
10.6.1	Foodservice Distribution Agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of November 1, 2005. (1)
10.6.2
Amendment to Foodservice Distribution agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of May 28, 2010 (Filed as Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K, dated March 28, 2011).

10.7.1	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10.7.2	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10.8	Form of Senior Secured Note and Warrant Purchase Agreement (Filed as Exhibit 10.7 to the Company’s Registration on Form S‑1, file #333‑86390).
10.9	Securities Purchase Agreement dated as of April 27, 2004 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2004).
10.10	Form of Restricted Stock Award Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 6, 2005).
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

21	Subsidiaries of Cosi, Inc. (Filed as Exhibit 21.1 to the Company’s Registration Statement on Form S‑1, file #333‑86390)
23.1	Filed herewith Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
31.1	Filed herewith Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Filed herewith Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101
The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of December 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 30, 2013, December 31, 2012, and January 2, 2012, (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 30, 2013, December 31, 2012, and January 2, 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 30, 2013, December 31, 2012, and January 2, 2012, and (v) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(1) Portions of Exhibit 10.6.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.