Form 10-Q
period 2014-03-31
COSI INC
filed 2014-05-15
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of Common Stock, $.01 par value, outstanding at May 8, 2014: 19,261,143

COSI, INC.

Index to Form 10-Q
For the three-month period ended March 31, 2014

SIGNATURES	27

EXHIBIT INDEX	28

CERTIFICATIONS	29-31

Index
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Cosi, Inc.
Consolidated Balance Sheets
As of March 31, 2014 and December 30, 2013
(dollars in thousands)

	March 31, 2014	December 30, 2013
Assets
Current assets:
Cash and cash equivalents	$2,813	$6,021
Accounts receivable, net	599	594
Notes receivable, current portion	551	551
Inventories	789	779
Prepaid expenses and other current assets	1,136	1,348
Total current assets	5,888	9,293

Furniture and fixtures, equipment and leasehold improvements, net	7,742	8,195
Other assets	1,100	1,115
Total assets	$14,730	$18,603

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,249	$2,462
Accrued expenses	7,481	9,088
Deferred franchise revenue	18	18
Current portion of other long-term liabilities	186	196
Total current liabilities	10,934	11,764

Deferred franchise revenue	1,931	1,931
Other long-term liabilities, net of current portion	2,104	2,189
Total liabilities	14,969	15,884

Stockholders' equity (deficit):
Common stock - $.01 par value; 100,000,000 shares authorized, 19,136,143 and 18,106,979 shares issued, respectively	191	181
Additional paid-in capital	297,339	297,181
Treasury stock, 59,886 shares at cost	(1,198)	(1,198)
Accumulated deficit	(296,571)	(293,445)
Total stockholders' equity (deficit)	(239)	2,719
Total liabilities and stockholders' equity (deficit)	$14,730	$18,603

The accompanying notes are an intergral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Three Month Periods Ended March 31, 2014 and April 1, 2013
(dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,	April 1,
	2014	2013
	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$17,728	$20,854
Franchise fees and royalties	647	707
Total revenues	18,375	21,561

Costs and expenses:
Cost of food and beverage	4,415	5,202
Restaurant labor and related benefits	7,094	8,110
Occupancy and other restaurant operating expenses	7,001	7,146
	18,510	20,458
General and administrative expenses	2,369	2,757
Provision for losses on asset impairments and disposals	-	339
Depreciation and amortization	639	748
Closed store costs	2	17
Lease termination expense (income)	(16)	4
Total costs and expenses	21,504	24,323
Operating loss	(3,129)	(2,762)

Other income	3	21

Net loss and comprehensive loss	$(3,126)	$(2,741)

Per Share Data:
Loss per share, basic and diluted	$(0.17)	$(0.15)

Weighted average shares outstanding:	18,054,580	17,949,772

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statement of Stockholders' Equity
For the Three Months Ended March 31, 2014
(unaudited)
(dollars in thousands, except share data)

	Common Stock			Treasury Stock

	Number of Shares	Amount	Additional Paid In Capital	Number of Shares	Amount	Accumulated Deficit	Total

Balance, December 30, 2013	18,106,979	181	297,181	59,886	(1,198)	(293,445)	2,719

Issuance of restricted stock	1,029,164	10	(10)				-
Stock-based compensation	-		168				168
Net loss						(3,126)	(3,126)

Balance, March 31, 2014	19,136,143	$191	$297,339	59,886	$(1,198)	$(296,571)	$(239)

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 31, 2014 and April 1, 2013
(dollars in thousands)

	March 31,	April 1,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,126)	$(2,741)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	639	748
Non-cash portion of asset impairments and disposals	-	339
Provision for bad debts	(11)	14
Stock-based compensation expense	168	104
Changes in operating assets and liabilities:
Accounts receivable	5	219
Notes receivable	-	8
Inventories	(10)	32
Prepaid expenses and other current assets	212	373
Other assets	16	6
Accounts payable and accrued expenses	(814)	(2,018)
Lease termination reserve	(16)	4
Other long-term liabilities	(85)	(104)
Net cash used in operating activities	(3,022)	(3,016)

Cash flows from investing activities:
Capital expenditures	(186)	(265)
Net cash used in investing activities	(186)	(265)

Net decrease in cash and cash equivalents	(3,208)	(3,281)
Cash and cash equivalents, beginning of period	6,021	15,417
Cash and cash equivalents, end of period	$2,813	$12,136

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$23	$32

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

The balance sheet at December 30, 2013 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three-month periods ended March 31, 2014 and April 1, 2013 are not indicative of the results for the full fiscal year.

This Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2013, as filed with the Securities and Exchange Commission (“SEC”).

There have been no material changes to our significant accounting policies and estimates from the information provided in Note 1 of our consolidated financial statements included in our Form 10-K for the fiscal year ended December 30, 2013.

Note 2 – Stock-Based Compensation Expense

A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended
	(in thousands)
	March 31, 2014	April 1, 2013

Restricted stock compensation expense, net of forfeitures	168	98
Stock option compensation expense	-	6
Total non-cash, stock-based compensation expense, net of forfeitures	$168	$104

As of March 31, 2014, the unrecognized compensation expense related to stock options and restricted shares of stock granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) was approximately $0.9 million and will be recognized on a straight-line basis over the remaining vesting period through fiscal 2018.

Index
Pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted 1,029,164 shares of restricted common stock to key employees during the first quarter of fiscal 2014. The vesting of 200,000 of these shares occurs as follows: (i) 50% of the grant vested on the grant date and (ii) the remaining 50% vest in four equal quarterly installments through March 2015 provided that at each such date the employee continues to be employed by the Company.

Pursuant to the terms of the employment agreement entered into by the Company and Robert J. Dourney, dated March 17, 2014, in which Mr. Dourney agreed to serve as the Company’s Chief Executive Officer and President, Mr. Dourney was granted 829,164 unregistered shares of restricted stock, of which 414,582 shares are time-vested (“Time Vested Shares”) and 414,582 are performance-based (“Performance Shares”), which shares were issued pursuant to a restricted stock agreement entered into on March 17, 2014, and which shares are subject to the following vesting schedules:

(a)           The Time-Vested Shares will vest in four equal installments, with 25% vesting on each of the first, second, third and fourth anniversaries of the Date of Grant, provided that Mr. Dourney remains in the continuous employ of the Company through each such vesting date.

(b)           The Performance Shares will vest in four equal installments, provided that Mr. Dourney remains in the continuous employment of the Company from and after the Date of Award and through the respective vesting dates set forth below and the specified price targets set forth below for the Company’s common stock are achieved:

(i)	25% on the first day on which the closing price of the Company’s common stock shall have exceeded $2.00 for 30 consecutive trading days (as adjusted for stock splits, recapitalizations, reorganizations or similar events);

(ii)	25% on the first day on which the closing price of the Company’s common stock shall have exceeded $2.50 for 30 consecutive trading days (as adjusted for stock splits, recapitalizations, reorganizations or similar events);

(iii)	25% on the first day on which the closing price of the Company’s common stock shall have exceeded $3.00 for 30 consecutive trading days (as adjusted for stock splits, recapitalizations, reorganizations or similar events); and

(iv)	25% on the first day on which the closing price of the Company’s common stock shall have exceeded $4.00 for 30 consecutive trading days (as adjusted for stock splits, recapitalizations, reorganizations or similar events).

During the first quarter of fiscal 2013, we granted and issued 30,000 shares of restricted stock and 25,000 options to purchase common stock to key employees. The value of the shares for the grants made during the first quarters of fiscal years 2014 and 2013, based on the closing price of our common stock on the date of the grants, was approximately $1.0 million and $0.1 million, respectively.

No shares of previously issued restricted common stock were forfeited during the first quarter of fiscal 2014. During the first quarter of fiscal 2013, 4,725 shares of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was immaterial.

Note 3 – Earnings Per Share

Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. As of March 31, 2014 and April 1, 2013, there were, 932,639 and 282,075 unvested restricted shares of common stock and 53,445 and 38,196 out-of-the-money stock options outstanding. Additionally, as of April 1, 2013, there were 25,000 in-the-money stock options outstanding. The unvested restricted shares and the outstanding stock options meet the requirements for participating securities but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive.

Index
Note 4 – Asset Impairments

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

We did not record an asset impairment charge during the first quarter of fiscal 2014. The charge recorded during the first quarter of fiscal 2013 was approximately $0.3 million and related to three underperforming restaurants.

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

The lease termination reserve adjustment that we recorded during the first quarters of fiscal years 2014 and 2013 were immaterial.

Note 6 - Contingencies

From time to time, we are a defendant in litigation arising in the ordinary course of our business. As of the date of this report, there are no legal proceedings that would require accrual or disclosure under ASC 450. We cannot predict with certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our company due to, among other reasons, any injunctive relief granted, which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs.

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

Note 8 – Other Events

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

Index
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

The Election to Cause Merger Agreement between the Company, Hearthstone, Robert J. Dourney and Nancy Dourney was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 21, 2014.

Note 9 – Subsequent Event

Entry into a Senior Secured Promissory Note Agreement

On April 14, 2014, the Company entered into a $5.0 million Senior Secured Promissory Note Agreement with MILFAM II L.P.. The Note bears interest at nine (9%) per annum, compounded semi-annually, and payable in arrears on a semi-annual basis. At the Company’s option, the first two semi-annual interest payments may be paid at eleven (11%) in kind in the form of additional Notes. The principal obligations under the Note are due three (3) years from the effective date of the Note. The Note agreement provides for the payment of a finance fee of 3.5% of the principal amount of the Note at closing as well as providing a warrant exercisable to purchase up to 1.1 million shares of the Company’s common stock at an exercise price per share of $0.01.  The warrant would not be exercisable to the extent that doing so resulted in the Milfam II L.P. and any related parties, in the aggregate, owning more than 19.9% of the Company’s common stock.  Further, until all the obligations under the Note are paid in full, MILFAM II L.P. will have the right to participate in any future financing transactions consummated by the Company in an amount up to the greater of 1) the then-outstanding balance of obligations under the Note and 2) $4.0 million. The Note is guaranteed by the Company’s subsidiaries and secured by a lien on all assets of the Company and its subsidiaries.  Mr. Lloyd I. Miller, III, is the manager of MILFAM LLC, the general partner of MILFAM II L.P.  Mr. Miller is also a significant shareholder of the Company.

Index
Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended March 31, 2014 and April 1, 2013 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2013 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.

OVERVIEW

System wide restaurants:

	For the Three Months Ended
	March 31, 2014			April 1, 2013
	Company-Owned	Franchise	Total	Company-Owned	Franchise	Total

Restaurants at beginning of period	70	52	122	75	50	125
Franchise-owned converted to Company-owned	2	2	-	-	-	-
Restaurants permanently closed	-	1	1	1	-	1
Restaurants at end of period	72	49	121	74	50	124

As of March 31, 2014, there were 72 Company-owned and 49 franchised restaurants operating in 16 states, the District of Columbia, the United Arab Emirates (UAE), and Costa Rica. During the first quarter of fiscal 2014, we converted two franchised restaurants in Pennsylvania to Company-owned. In addition, one franchised restaurant in the District of Columbia closed during the same period. Subsequent to the end of the first quarter of fiscal 2014, we closed two Company-owned restaurants, one of each in Virginia and Illinois.

Our restaurants offer innovative, savory, made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi® bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers. Our menu features high-quality, made-to-order hot and cold sandwiches, hand-tossed salads, bowls, breakfast wraps, Cosi® Squagels®, hot melts, flatbread pizzas, S’mores and other desserts, and a variety of coffees along with other soft drink beverages, bottled beverages including premium still and sparkling water, teas, alcoholic beverages, and other specialty coffees and beverages. Our restaurants offer lunch and afternoon coffee in a counter-service format, with most offering breakfast and/or dinner, snack and dessert menus as well.

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

Index
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

Recent Developments

Appointment of a New President and CEO

On March 17, 2014, the Company appointed R.J. Dourney as President and CEO as well as a member of the Board of Directors. Prior to his appointment, R.J. was founder and CEO of Hearthstone, a Boston-based company which operates 13 restaurants in the Boston market as Cosi’s largest franchisee.

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

The Election to Cause Merger Agreement between the Company, Hearthstone, Robert J. Dourney and Nancy Dourney was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 21, 2014.

Index
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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during the first quarter of fiscal 2014.

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

Index
We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant. The weighted average fair values of the stock options granted through the first quarter of fiscal 2014, were determined using the Black-Scholes option-pricing model.

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

Comparable Restaurant Sales

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during that period. On March 31, 2014 and April 1, 2013, there were 70 and 74 restaurants in our comparable restaurant base, respectively.

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

Index
Depreciation and Amortization. Depreciation and amortization principally relates to restaurant assets.

RESULTS OF OPERATIONS

Our operating results for the three-month periods ended March 31, 2014 and April 1, 2013, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended
	March 31	April 1,
	2014	2013

Revenues:
Restaurant net sales	96.5%	96.7%
Franchise fees and royalties	3.5	3.3
Total revenues	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	24.9	24.9
Restaurant labor and related benefits (1)	40.0	38.9
Occupancy and other restaurant operating expenses (1)	39.5	34.3
	104.4	98.1
General and administrative expenses	12.9	12.8
Provision for lossess on asset impairments and disposals	-	1.6
Depreciation and amortization	3.5	3.5
Closed store costs	-	0.1
Lease termination income	(0.1)	-
Total costs and expenses	117.0	112.8
Operating loss	(17.0)	(12.8)
Other income	-	0.1
Net loss and comprehensive loss	(17.0)%	(12.7)%

(1)	Expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues.

Index
Restaurant Net Sales

	Restaurant net sales

	(in thousands)	as a % of total revenues
Quarter ended March 31, 2014	$17,728	96.5%
Quarter ended April 1, 2013	$20,854	96.7%

Restaurant net sales. Restaurant net sales decreased 15.0%, or approximately $3.1 million, during the first quarter of fiscal 2014 due primarily to a decrease in net sales in our comparable restaurant base of 12.4%, or approximately $2.5 million, as well as a decrease in net sales of approximately $0.6 million related to restaurants closed during and subsequent to the first quarter of fiscal 2013. The decrease in comparable restaurant net sales was comprised of 12.9% decrease in traffic, partially offset by 0.5% increase in average check.

Franchise Fees and Royalties

	Franchise fees and royalties

	(in thousands)	as a % of total revenues
Quarter ended March 31, 2014	$647	3.5%
Quarter ended April 1, 2013	$707	3.3%

Franchise fees and royalties. Franchise fees and royalties decreased 8.5%, or approximately $0.06 million, due primarily to the decrease in comparable franchised restaurant net sales in the quarter, as well as the decrease in sales from the closing of franchised stores during and after the first quarter of fiscal 2013.

Costs and Expenses

	Cost of food and beverage

	(in thousands)	as a % of restaurant net sales
Quarter ended March 31, 2014	$4,415	24.9%
Quarter ended April 1, 2013	$5,202	24.9%

Cost of food and beverage. The cost of food and beverage as a percentage of restaurant net sales for the 2014 first quarter was comparable to the prior year’s quarter at 24.9%. During the 2013 first quarter, the cost of food and beverage was adversely impacted in certain produce items due to crop freeze caused by the unseasonably cold weather in the Southwestern United States. That impact was offset in the first quarter of 2014 by a shift in sales mix as well as higher year over year cost on dairy products, primarily cheese.

	Restaurant labor and related benefits

	(in thousands)	as a % of restaurant net sales
Quarter ended March 31, 2014	$7,094	40.0%
Quarter ended April 1, 2013	$8,110	38.9%

Index
Restaurant labor and related benefits. The increase in restaurant labor and related benefits, as a percentage of restaurant net sales, is due primarily to the unfavorable impact on the fixed portion of labor from the decrease in comparable net restaurant sales, partially offset by savings realized from adjustments to restaurant management staffing levels at certain locations during the quarter.

	Occupancy and other restaurant operating expenses

	(in thousands)	as a % of restaurant net sales
Quarter ended March 31, 2014	$7,001	39.5%
Quarter ended April 1, 2013	$7,144	34.3%

Occupancy and other restaurant operating expenses. The increase in occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, is due primarily to the unfavorable effect on fixed occupancy-related costs of the decrease in comparable net restaurant sales, as well as higher year over year costs for utilities and repairs and maintenance of existing Company-owned restaurants.

	General and administrative expenses

	(in thousands)	as a % of total revenues
Quarter ended March 31, 2014	$2,369	12.9%
Quarter ended April 1, 2013	$2,757	12.8%

General and administrative expenses. The 14.1% decrease in general and administrative expenses in the quarter, as compared to the prior year quarter, is due primarily to labor and related benefit savings resulting from administrative workforce reductions effected during 2013, prototype design costs incurred during 2013, as well as lower year over year costs for corporate insurance, partially offset by higher legal fees in the quarter.

	Provision for losses on asset impairments and disposals

	(in thousands)	as a % of total revenues
Quarter ended March 31, 2014	$-	-
Quarter ended April 1, 2013	$339	1.6%

Provision for losses on asset impairments and disposals: The provision for losses on asset impairments and disposals during the first quarter of fiscal 2013 is related to three underperforming restaurants.

	Depreciation and amortization

	(in thousands)	as a % of total revenues
Quarter ended March 31, 2014	$639	3.5%
Quarter ended April 1, 2013	$748	3.5%

Depreciation and amortization. The lower depreciation and amortization expense during the first quarter of fiscal 2014 is due primarily to the impact of impairments recorded during and subsequent to the first quarter of fiscal 2013 as well as the impact on depreciation of assets in our restaurant base that have become fully depreciated in the last year.

Index
	Closed store costs

	(in thousands)	as a % of total revenues
Quarter ended March 31, 2014	$2	-
Quarter ended April 1, 2013	$17	0.1%

Closed store costs. The closed store costs incurred during fiscal 2014 resulted from an adjustment for a previously closed restaurant. The closed store costs incurred during the first quarter of fiscal 2013 are related to the closing of one Company-owned restaurant at the expiration of its lease.

	Lease termination expense (income)

	(in thousands)	as a % of total revenues
Quarter ended March 31, 2014	$(16)	-0.1%
Quarter ended April 1, 2013	$4	-

Lease termination expense (income). The lease termination income in the first quarter of fiscal 2014 is related to a reserve adjustment on a sublease ending during fiscal 2014. The lease termination expense adjustment in the first quarter of fiscal 2013 was immaterial.

	Other income

	(in thousands)	as a % of total revenues
Quarter ended March 31, 2014TT	$3	-
Quarter ended April 1, 2013	$21	0.1%

Other income: Other income was immaterial in fiscal 2014 and included adjustments related to the discounting of the long-term portion of a note receivable in the first quarter of fiscal 2013.

	Net loss

	(in thousands)	as a % of total revenues
Quarter ended March 31, 2014	$(3,126)	(17.0%)
Quarter ended April 1, 2013	$(2,741)	(12.7%)

Net loss: The increase in net loss in the quarter is due primarily to the unfavorable effect of the decrease in comparable restaurant net sales on restaurant labor and occupancy-related costs, partially offset by labor savings resulting from the administrative and restaurant management workforce reductions as well as lower depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

On April 14, 2014, the Company entered into a $5.0 million Senior Secured Promissory Note Agreement with MILFAM II L.P.. The Note bears interest at nine (9%) per annum, compounded semi-annually, and payable in arrears on a semi-annual basis. At the Company’s option, the first two semi-annual interest payments may be paid at eleven (11%) in kind in the form of additional Notes. The principal obligations under the Note are due three (3) years from the effective date of the Note. The Note agreement provides for the payment of a finance fee of 3.5% of the principal amount of the Note at closing as well as providing a warrant exercisable to purchase up to 1.1 million shares of the Company’s common stock at an exercise price per share of $0.01.  The warrant would not be exercisable to the extent that doing so resulted in the Milfam II L.P. and any related parties, in the aggregate, owning more than 19.9% of the Company’s common stock.  Further, until all the obligations under the Note are paid in full, MILFAM II L.P. will have the right to participate in any future financing transactions consummated by the Company in an amount up to the greater of 1) the then-outstanding balance of obligations under the Note and 2) $4.0 million. The Note is guaranteed by the Company’s subsidiaries and secured by a lien on all assets of the Company and its subsidiaries.  Mr. Lloyd I. Miller, III, is the manager of MILFAM LLC, the general partner of MILFAM II L.P.  Mr. Miller is also a significant shareholder of the Company.

Index
Cash and cash equivalents were approximately $2.8 million on March 31, 2014, compared with $6.0 million on December 30, 2013. We had negative working capital of approximately $5.0 million on March 31, 2014, compared with negative working capital of approximately $2.5 million on December 30, 2013. The decrease in working capital was a result of funding our first quarter operating loss, net of depreciation and other non-cash expenses as well as payments made for capital expenditures. Our principal requirements for cash in 2014 will be for working capital needs and routine maintenance of our existing restaurants.

Net cash used in operating activities during the first quarters of fiscal 2014 and 2013 was approximately $3.0 million. During fiscal 2014, net cash used in operating activities, as compared to the same period in fiscal 2013, was a result of a higher operating loss, net of depreciation and other non-cash expenses, partially offset by lower payments for insurance and certain other vendor obligations during the quarter.

Cash used in investing activities was approximately $0.2 and $0.3 million in the first quarters of fiscal 2014 and 2013, respectively, and was the result of capital expenditures for existing company-owned restaurants.

No cash was used in or provided by financing activities during the first quarters of fiscal 2014 and 2013.

As of March 31, 2014, seven quarterly payments of $62,500 each were not paid as scheduled in accordance with the terms of the Subordinated Secured Promissory Note associated with the sale of restaurants to a franchisee in 2010. As of March 31, 2014, the Company has a reserve of $0.45 million recorded against the Subordinated Secured Promissory Note.

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

We believe that our current cash and cash equivalents, the $5.0 million in proceeds received on April 14, 2014 under the Senior Secured Promissory Note entered into with MILFAM II L.P., the expected cash flows from Company-owned restaurant operations and the expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for the next twelve months. Our conclusion is based on our financial performance during fiscal 2013 and the first quarter of fiscal 2014 and our projected financial performance for the remainder of fiscal 2014 and includes a sensitivity analysis that projects varying levels of decline in consumer demand. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance. The Company also expects to realize continued savings in general and administrative expenses in fiscal 2014 as compared to the fiscal 2013 expense, excluding any costs associated with relocating the administrative offices from Chicago to Boston. In analyzing our capital cash outlays during the first quarters of fiscal 2014 and 2013, 93.3% and 92.4%, respectively, of our capital expenditures were spent on improvements and repairs and maintenance associated with existing Company-owned locations. The balance of the capital cash outlays was spent on information technology related projects. Capital cash outlays for the 2014 first quarter were 30% lower than the year ago quarter. The Company’s capital expenditures for repairs and maintenance of existing restaurants is expected to be consistent with the fiscal 2013 spend at approximately $1.0 million.

Index
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

Index
We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of March 31, 2014:

	Payments Due by Period
	(in thousands)
Description	Total Obligations	Due Fiscal 2014	Due Fiscal 2015 to Fiscal 2016	Due Fiscal 2017 to Fiscal 2018	Due After Fiscal 2018

Operating leases (1)	47,709	9,420	19,317	8,329	10,643
Other long-term liabilities (2)	135	37	98	-	-

Total contractual cash obligations	$47,844	$9,457	$19,415	$8,329	$10,643

(1)	Amounts shown are net of an aggregate $0.2 million of sub-lease rental income due under non-cancelable subleases and include accrued contractual lease increases of approximately $1.7 million, which are included in other long-term liabilities in the attached consolidated balance sheets.
(2)	Amounts shown are related to contractual obligations for lease termination agreements. These obligations are non-interest bearing and are included in other long-term liabilities in the attached consolidated balance sheets.

We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance and common area and other operating costs. Some restaurant leases provide for contingent rental payments which are not included in the above table.

We have entered into an agreement to terminate the lease at our corporate headquarters in Deerfield, Illinois effective May 31, 2014. As part of the agreement, we will pay a lease termination fee of $0.5 million on May 31, 2014.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight‑line basis over the term of the respective lease from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long‑term liability in other liabilities in the accompanying consolidated balance sheets and totaled approximately $1.7 million and $2.1 million as of the end of the first quarter of fiscal 2014 and 2013, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other liabilities in the accompanying consolidated balance sheets for the first quarters of fiscal years 2014 and 2013 are landlord allowances of approximately $0.1 million and $0.5 million, respectively.

As of March 31, 2014, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Other Assets” in the accompanying consolidated balance sheets.

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

Index
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

Self‑Insurance

We have a self‑insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre‑determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. During fiscal years 2013 and 2012, we did not exceed this pre-determined maximum. For our 2014 plan year, this pre-determined dollar amount is $1.2 million. The balance in the self-insurance reserve account as of March 31, 2014 was approximately $0.2 million.

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

Index
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short‑term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During the first quarter of fiscal 2014, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect would not have resulted in a fluctuation of interest income. In the first quarters of fiscal 2014 and 2013, interest income was immaterial.

Index
Commodity Risk

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability, and other factors outside our control. Some of these commodities are purchased under agreements in effect for periods ranging from one month to one year, usually at fixed prices. As a result, we are subject to commodity risk that current market prices may be below our contractual prices. We also purchase certain ingredients at spot prices, as well as prices that are based on specific formulas related to key components within the commodity category, which could adversely affect our operating result in periods of rising commodity or ingredient prices if we choose, for competitive or other reasons, not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. During the first quarters of fiscal 2014 and 2013, we did not utilize derivative instruments in managing commodity risk.

Foreign Currency Risk

As of first quarter of fiscal 2014, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

Index
Part II.  OTHER INFORMATION

Item 1:      LEGAL PROCEEDINGS

From time to time, we are a defendant in litigation arising in the ordinary course of our business. As of the date of this report, there are no legal proceedings that would require accrual or disclosure under ASC 450. We cannot predict with certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our company due to, among other reasons, any injunctive relief granted, which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs.

Item 1A:  RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in “Part I.  Item 1A.  Risk Factors” in our Annual Report on Form 10-K for our 2013 fiscal year could materially affect the Company’s business, financial condition or operating results. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the year ended December 30, 2013.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6:  EXHIBITS

(a)             Exhibits:

Exhibit Number	Description

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of March 31, 2014 and December 30, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and April 1, 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and April 1, 2013, and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: May 15, 2014	By: /s/ RJ DOURNEY
RJ Dourney
President, Chief Executive Officer, and Director

Date: May 15, 2014	By: /s/ WILLIAM KOZIEL
William Koziel
Chief Financial Officer (chief accounting officer)
Treasurer and Secretary

Index
EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of March 31, 2014 and December 30, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and April 1, 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and April 1, 2013, and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.