Form 10-Q
period 2014-06-30
COSI INC
filed 2014-08-14
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____to _____

Commission File No. 000-50052

COSÌ, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1393745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

294 Washington Street, Suite 510
Boston, Massachusetts, 02108
(Address of principal executive offices) (Zip Code)

(857) 415-5000
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

Number of shares of Common Stock, $.01 par value, outstanding as of August 8, 2014: 19,457,794

COSI, INC.

Index to Form 10-Q
For the six-month period ended June 30, 2014

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cosi, Inc.
Consolidated Balance Sheets
As of June 30, 2014 and December 30, 2013
(dollars in thousands)

	June 30, 2014	December 30, 2013
Assets
Current assets:
Cash and cash equivalents	$6,084	$6,021
Accounts receivable, net	641	594
Notes receivable, current portion	551	551
Inventories	793	779
Prepaid expenses and other current assets	744	1,348
Total current assets	8,813	9,293

Furniture and fixtures, equipment and leasehold improvements, net	7,143	8,195
Other assets	1,470	1,115
Total assets	$17,426	$18,603

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,691	$2,462
Accrued expenses	8,474	9,088
Deferred franchise revenue	18	18
Current portion of other long-term liabilities	998	196
Total current liabilities	11,181	11,764

Long-term debt	6,023	-
Deferred franchise revenue	1,931	1,931
Other long-term liabilities, net of current portion	1,642	2,189
Total liabilities	20,777	15,884

Stockholders' deficit:
Common stock - $.01 par value; 100,000,000 shares authorized, 19,312,794 and 18,106,979 shares issued, respectively	193	181
Additional paid-in capital	299,039	297,181
Treasury stock, 59,886 shares at cost	(1,198)	(1,198)
Accumulated deficit	(301,385)	(293,445)
Total stockholders' deficit	(3,351)	2,719
Total liabilities and stockholders' deficit	$17,426	$18,603

The accompanying notes are an intergral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six Month Periods Ended June 30, 2014 and July 1, 2013
(dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$20,007	$22,656	$37,735	$43,510
Franchise fees and royalties	663	752	1,310	1,459
Total revenues	20,670	23,408	39,045	44,969

Costs and expenses:
Cost of food and beverage	5,122	5,521	9,537	10,723
Restaurant labor and related benefits	7,432	8,198	14,526	16,308
Occupancy and other restaurant operating expenses	7,078	7,523	14,079	14,669
	19,632	21,242	38,142	41,700
General and administrative expenses	3,685	3,141	6,054	5,898
Depreciation and amortization	601	672	1,240	1,420
Restaurant pre-opening expenses	-	11	-	11
Provision for losses on asset impairments and disposals	120	355	120	694
Lease termination expense and closed store costs	1,269	126	1,255	147
Gain on sale of assets	(50)	-	(50)	-
Total costs and expenses	25,257	25,547	46,761	49,870

Operating loss	(4,587)	(2,139)	(7,716)	(4,901)

Interest expense	(239)	-	(239)	-
Other income	12	4	15	25

Net loss and comprehensive loss	$(4,814)	$(2,135)	$(7,940)	$(4,876)

Per Share Data:
Loss per share, basic and diluted	$(0.27)	$(0.12)	$(0.44)	$(0.27)

Weighted average shares outstanding	18,148,966	17,988,624	18,101,773	17,969,198

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 2014
(unaudited)
(dollars in thousands, except share data)

	Common Stock			Treasury Stock

	Number of Shares	Amount	Additional Paid In Capital	Number of Shares	Amount	Accumulated Deficit	Total

Balance, December 30, 2013	18,106,979	$181	$297,181	59,886	$(1,198)	$(293,445)	$2,719

Issuance of restricted stock, net	1,204,064	12	(12)				-
Stock-based compensation	1,751		299				299
Issuance of stock warrants (1)			1,571				1,571
Net loss						(7,940)	(7,940)

Balance, June 30, 2014	19,312,794	$193	$299,039	59,886	$(1,198)	$(301,385)	$(3,351)

(1)	Represents proceeds from issuance of Senior Secured Promissory Notes and related stock warrants

Index
Cosi, Inc.
Consolidated Statements of Cash Flows
For the Six-Month Periods Ended June 30, 2014 and July 1, 2013
(dollars in thousands)

	June 30, 2014	July 1, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,940)	$(4,876)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,240	1,420
Non-cash portion of asset impairments and disposals	120	694
Provision for bad debts	(2)	29
Stock-based compensation expense	299	(5)
Changes in operating assets and liabilities:
Accounts receivable	(45)	613
Notes receivable	-	24
Inventories	(14)	21
Prepaid expenses and other current assets	604	755
Other assets	(2)	3
Accounts payable and accrued expenses	(1,398)	(1,134)
Deferred franchise revenue	-	40
Lease termination accrual	814	128
Other liabilities	(453)	(270)
Net cash used in operating activities	(6,777)	(2,558)

Cash flows from investing activities:
Capital expenditures	(307)	(896)
Proceeds from sale of assets	50	-
Net cash used in investing activities	(257)	(896)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	7,500	-
Issuance of long-term debt and stock warrants	(403)	-
Net cash provided by financing activities	7,097	-

Net increase (decrease) in cash and cash equivalents	63	(3,454)
Cash and cash equivalents, beginning of period	6,021	15,417
Cash and cash equivalents, end of period	$6,084	$11,963

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$88	$63

Non-cash financing activities:
Issuance of stock warrants	$1,570	$-

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

The results for the three and six-month periods ended June 30, 2014 and July 1, 2013 are not indicative of the results for the full fiscal year.

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

Note 2 – Stock-Based Compensation Expense

A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended		For the Six Months Ended
	(in thousands)		(in thousands)
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013

Stock option compensation expense	$-	$1	$-	$6
Restricted stock compensation expense (credit), net of forfeitures	131	(110)	299	(11)
Total non-cash, stock-based compensation expense (credit), net of forfeitures	$131	$(109)	$299	$(5)

As of June 30, 2014, the unrecognized compensation expense related to stock options and restricted shares of common stock granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan, as amended, (the “2005 Plan”), is approximately $1.0 million and is being recognized on a straight-line basis over the remaining vesting period through fiscal 2018.

Pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted 175,000 shares of restricted common stock to key employees during the second quarter of fiscal 2014, of which 87,500 shares are time-vested (“Time Vested Shares”) and 87,500 are performance-based (“Performance Shares”). During the six months ended June 30, 2014, we granted 1,204,164 shares of restricted common stock to key employees. The vesting of 200,000 of these shares occurs as follows: (i) 50% of the grant vested on the grant date and (ii) the remaining 50% vest in four equal quarterly installments through March 2015 provided that at each such date the employee continues to be employed by the Company. The rest of the shares granted during the six months of fiscal 2014 are subject to the following vesting schedules:

Index
(a)           The Time-Vested Shares vest in four equal installments, with 25% vesting on each of the first, second, third and fourth anniversaries of the date of grant, provided that the employee remains in the continuous employ of the Company through each such vesting date.

(b)           The Performance Shares vest in four equal installments, provided that the employee remains in the continuous employment of the Company from and after the date of award and through the respective vesting dates set forth below and the specified price targets set forth below for the Company’s common stock are achieved:

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

The value of the shares for the grants made during the second quarters of fiscal 2014, based on the closing price of our common stock on the date of the grants, was approximately $0.2 million.

We did not grant any shares of common stock to employees in the three months ended July 1, 2013.

In the three months ended June 30, 2014 and July 1, 2013, we issued 1,751 and 44,640 shares, respectively, of our restricted common stock to members of the Board of Directors under the 2005 Plan and pursuant to the Non-Employee Directors Stock Incentive Plan. These shares had immaterial aggregate value in 2014 and approximately $0.1 million in 2013, and vested upon issuance.

During the three months ended June 30, 2014 and July 1, 2013, 100 and 250,000 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was immaterial in the second quarter of fiscal 2014 and approximately $0.7 million during the second quarter of fiscal 2013.

Note 3 –Fair Value Measurements

The Company’s 1,650,000 stock warrants at June 30, 2014 were carried at their fair value of approximately $2.0 million based on the Black-Scholes model. Inputs into the warrant valuation include expected life of warrants, risk-free interest rates, and stock volatility. As all significant inputs are market-based and observable, warrants are categorized in Level 2 of the fair value hierarchy.

Index
Note 4 – Earnings Per Share

	For the Three Months Ended		For the Six Months Ended
	(net loss in thousands)		(net loss in thousands)
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
Net loss and comprehensive loss	$(4,814)	$(2,135)	$(7,940)	$(4,876)
Shares:
Weighted average number of shares outstanding	18,148,966	17,988,624	18,101,773	17,969,198

Basic and diluted loss per share	$(0.27)	$(0.12)	$(0.44)	$(0.27)

Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. As of June 30, 2014 and July 1, 2013, there were, respectively, 1,082,539 and 25,825 unvested restricted shares of common stock outstanding and 7,500 in-the-money and 53,652 out-of-the-money stock options to purchase shares of common stock. In addition, as of June 30, 2014, there were 1,650,000 outstanding warrants to purchase shares of common stock. The unvested restricted shares and the outstanding stock options and warrants meet the requirements for participating securities but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive.

Note 5 – Asset Impairments

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

We did not record any impairment charges during the three and six months ended June 30, 2014. During the three and six months ended July 1, 2013, we recorded asset impairment charges of approximately $0.4 million and $0.7 million, respectively.

Note 6 – Lease Termination Costs

Future restaurant closings, if any, resulting from our decision to close underperforming locations prior to their scheduled lease expiration dates may result in additional lease termination charges. For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord. We recognize costs associated with exit or disposal activities at the time a commitment to an exit or disposal plan is communicated to the landlord.

The lease termination costs of approximately $1.2 million and $0.1 million that we recorded during the three months ended June 30, 2014 and July 1, 2013, respectively, relate to the closings of eight and three Company-owned restaurants, respectively.

Note 7 – Contingencies

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

Index
Note 8 – Income Taxes

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

Note 9 – Debt

On April 14, 2014, the Company entered into a $5.0 million Senior Secured Promissory Note Agreement with MILFAM II L. P. ( the “MILFAM II Note” and the “MILFAM II Note Agreement”, respectively). The MILFAM II Note bears interest at nine percent (9%) per annum, compounded semi-annually, and payable in arrears on a semi-annual basis. At the Company’s option, the first two semi-annual interest payments may be paid at eleven percent (11%) in kind in the form of additional promissory notes. The principal obligations under the MILFAM II Note are due three (3) years from the effective date of the MILFAM II Note. The MILFAM II Note Agreement provided for the payment of a finance fee of 3.5% of the principal amount of the MILFAM II Note at closing as well as providing a warrant exercisable to purchase up to 1.1 million shares of the Company’s common stock at an exercise price per share of $0.01. The warrant would not be exercisable to the extent that doing so resulted in the MILFAM II L. P. and any related parties, in the aggregate, owning more than 19.9% of the Company’s common stock. Further, until all of the obligations under the MILFAM II Note are paid in full, MILFAM II L. P. will have the right to participate in any future financing transactions consummated by the Company in an amount up to the greater of 1) the then-outstanding balance of obligations under the MILFAM II Note and 2) $4.0 million. The MILFAM II Note is guaranteed by the Company’s subsidiaries and secured by a lien on all assets of the Company and its subsidiaries. Mr. Lloyd I. Miller, III, is the manager of MILFAM LLC, which is the general partner of MILFAM II L. P. Mr. Miller is also a significant shareholder of the Company.

Index
On May 20, 2014, the Company entered into a $2.5 million Senior Secured Note Purchase Agreement with AB Opportunity Fund LLC and AB Value Partners, L.P. (the “AB Notes”, the “AB Note Purchase Agreement”, and the “Lenders”, respectively). The AB Notes are payable in full on the third anniversary from the effective date of the AB Notes. Interest will accrue at the rate of nine percent (9%), and will be paid in arrears semi-annually, provided that the Company may elect to pay the first two interest payments in kind at a rate of eleven percent (11%). As consideration for the AB Notes, the Company provided a fee of 3.5% of the principal amount of the AB Notes and warrants exercisable to purchase up to an aggregate, initially, of 550,000 shares of the common stock of the Company at an exercise price per share of $.01, provided that the Lenders shall not be permitted to exercise the warrants to the extent such exercise would result in any Lender or any of its affiliates owning in excess of 19.9% of the common stock of the Company. The warrants are exercisable by the Lenders at any time prior to the third anniversary from the effective date of the AB Notes, in whole or in part, by surrendering the warrants and a form of exercise to the Company.

We are currently in compliance with all covenant requirements under the MILFAM Senior Secured Note Purchase Agreement and the AB Note Purchase Agreement.

The Company’s 1,650,000 stock warrants at June 30, 2014 were carried at their fair value of approximately $2.0 million based on the Black-Scholes model using the following assumptions:

Expected life (in years)	3

Volatility	63.86%

Risk Free interest rate	81.80%

Divident yield (on comon stock)	-

The relative value of the warrants was $1,570,146, which was the amount recorded as debt discount, with an offset to additional paid-in capital. The debt discount will be amortized over the life of the Notes, three years, and charged to interest expense using the effective interest rate calculation method.

Note 10 – Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On May 16, 2014, the Company received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that as of the date of the filing of our Form 10-Q for the period ended March 31, 2014, we had fallen below the $2,500,000 minimum level of stockholders equity required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). The notification letter stated that the Company would be afforded 45 calendar days, or until June 14, 2014, to submit a plan to regain compliance and that if the plan was accepted, the Company may be granted an extension of up to 180 calendar days from the date of notification, or until November 12, 2014 to evidence compliance.

On July 25, 2014, the Listing Qualifications Department of the Nasdaq Stock Market notified the Company of its determination to grant the Company an extension of time to regain compliance with the Nasdaq Listing Rule 5550(b)(1) for a minimum level of stockholders equity based on review of a plan submitted by the Company. The plan consisted of raising capital through an equity transaction, such as a rights offering, private placement, public offering or other equity or debt transactions. The Company has until November 12, 2014 to evidence compliance with the Nasdaq continued listing requirements.

Note 11 – Subsequent Event

Appointment of a new CFO

On July 7, 2014, the Company appointed Scott Carlock as Chief Financial Officer, effective as of July 28, 2014.

Index
Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended June 30, 2014 and July 1, 2013 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2013 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.

OVERVIEW

System-wide restaurants:

	For the Three Months Ended
	June 30, 2014			July 1, 2013
	Company-Owned	Franchise	Total	Company-Owned	Franchise	Total
Restaurants at beginning of period	72	49	121	74	50	124
Restaurants permanently closed	6	2	8	-	-	-
Restaurants at end of period	66	47	113	74	50	124

	For the Six Months Ended
	June 30, 2014			July 1, 2013
	Company-Owned	Franchise	Total	Company-Owned	Franchise	Total
Restaurants at beginning of period	70	52	122	75	50	125
Franchise-owned converted to Company-owned	2	2	-	-	-	-
Restaurants permanently closed	6	3	9	1	-	1
Restaurants at end of period	66	47	113	74	50	124

As of June 30, 2014, there were 66 Company-owned restaurants and 47 franchised restaurants operating in 16 states, the District of Columbia, the United Arab Emirates (“UAE”), and Costa Rica. During the three months ended June 30, 2014, as a result of a continued assessment of our restaurant portfolio, we closed six Company-owned restaurants. During the same period, two franchised restaurants closed, one of which was an international location. Subsequent to the end of the fiscal quarter, we closed four Company-owned restaurants and converted one franchised restaurant to a Company-owned. We did not open or close any restaurants during the three months ended July 1, 2013.

Our restaurants offer innovative, savory, made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi® bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers. Our menu features high-quality, made-to-order hot and cold sandwiches, hand-tossed salads, bowls, breakfast wraps, Squagels®, hot melts, flatbread pizzas, S’mores and other desserts, and a variety of coffees and hand-crafted beverages, bottled beverages including premium still and sparkling water, teas, alcoholic beverages, and other specialty coffees and beverages. Our restaurants offer lunch and afternoon coffee in a counter-service format, with most offering breakfast and/or dinner, snack and dessert menus as well.

Index
We are currently eligible to offer franchises in 47 states and the District of Columbia. We offer franchises to area developers and individual franchise operators. The initial franchise fee, payable to us, by both an area developer and an individual franchise operator, is $40,000 for the first restaurant and $35,000 for each additional restaurant.

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

Critical Accounting Policies

Our discussion and analysis of our consolidated financial condition and results of operations are based upon the consolidated financial statements and notes to the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during the second quarter of fiscal 2014.

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

Index
Landlord Allowances: In accordance with ASC 840-10-25 Leases, we record landlord allowances as deferred rent in other long-term liabilities on the consolidated balance sheets and amortize them on a straight-line basis over the term of the related leases.

Stock-Based Compensation Expense: In accordance with ASC 718-10-25 Compensation – Stock Compensation we recognize stock-based compensation expense according to the fair value recognition provision, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that all the resulting compensation expense be recognized in the financial statements. We measure the estimated fair value of our granted stock options and warrants using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant.

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

Comparable Restaurant Sales

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during that period. As of June 30, 2014 and July 1, 2013, there were 66 and 74 restaurants in our comparable restaurant base, respectively.

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

Index
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

Index
RESULTS OF OPERATIONS

Our operating results for the three and six-month periods ended June 30, 2014 and July 1, 2013, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013

Revenues:
Restaurant net sales	96.8%	96.8%	96.6%	96.8%
Franchise fees and royalties	3.2	3.2	3.4	3.2
Total revenue	100.0	100.0	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	25.6	24.4	25.3	24.6
Restaurant labor and related benefits (1)	37.1	36.2	38.5	37.5
Occupancy and other restaurant operating expenses (1)	35.4	33.2	37.3	33.7
	98.1	93.8	101.1	95.8
General and administrative expenses	17.8	13.4	15.5	13.1
Depreciation and amortization	2.9	2.9	3.2	3.2
Provision for losses on asset impairments and disposals	0.6	1.5	0.3	1.5
Lease termination expense and closed store costs	6.2	0.5	3.2	0.3
Gain on sales of assets	(0.2)	-	(0.1)	-
Total costs and expenses	122.2	109.1	119.8	110.9
Operating loss	(22.2)	(9.1)	(19.8)	(10.9)
Interest expense	(1.2)	-	(0.6)	-
Other income	0.1	-	0.1	0.1
Net loss and comprehensive loss	(23.3)%	(9.1)%	(20.3)%	(10.8)%

(1)	These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues

Index
Restaurant Net Sales

	Restaurant net sales

	(in thousands)	as a % of total revenues
Three months ended June 30, 2014	$20,007	96.8%
Three months ended July 1, 2013	$22,656	96.8%

	(in thousands)	as a % of total revenues
Six months ended June 30, 2014	$37,735	96.6%
Six months ended July 1, 2013	$43,510	96.8%

Restaurant net sales: Restaurant net sales decreased 11.7%, or approximately $2.6 million, in the three months ended June 30, 2014, as compared to the same period in fiscal 2013, due to an approximately $1.6 million, or 7.5%, decrease in net sales in our comparable restaurant base, a decrease of approximately $1.5 million in net restaurant sales related to eleven Company-owned restaurants closed during and after the second quarter of fiscal 2013, partially offset by approximately $0.5 million in sales from the two franchised restaurants converted to Company-owned restaurants during the first quarter of fiscal 2014. The decrease in comparable restaurant net sales was comprised of a 9.2% decrease in traffic, partially offset by a 1.7% increase in average check price.

In the six months ended June 30, 2014, restaurant net sales decreased 13.3%, or approximately $5.8 million, as compared to the six months ended July 1, 2013, due to an approximately $4.1 million, or 9.9%, decrease in net sales in our comparable restaurant base, a decrease of approximately $2.2 million in net sales related to twelve Company-owned restaurants closed during and after the first quarter of fiscal 2013, partially offset by approximately $0.5 million in sales from the two franchised restaurants converted to Company-owned restaurants during the first quarter of fiscal 2014. The decrease in comparable restaurant net sales was comprised of 11.0% decrease in traffic, partially offset by a 1.1% increase in average check price.

Franchise Fees and Royalties

	Franchise fees and royalties

	(in thousands)	as a % of total revenues
Three months ended June 30, 2014	$663	3.2%
Three months ended July 1, 2013	$752	3.2%

	(in thousands)	as a % of total revenues
Six months ended June 30, 2014	$1,310	3.4%
Six months ended July 1, 2013	$1,459	3.2%

Franchise fees and royalties: In the three and six months ended June 30, 2014 and July 1, 2013, franchise fees and royalties decreased by approximately $0.1 million in each of the periods, as compared to the three and six months ended July 1, 2013. The decrease is due primarily to lower franchise royalties resulting from the closing of six and seven franchised restaurants during and subsequent to the second and first quarters of fiscal 2013, respectively, as well as the decrease in franchise comparable net restaurant sales during the six months of fiscal 2014.

Index
Costs and Expenses

	Cost of food and beverage

	(in thousands)	as a % of restaurant net sales
Three months ended June 30, 2014	$5,122	25.6%
Three months ended July 1, 2013	$5,521	24.4%

	(in thousands)	as a % of restaurant net sales
Six months ended June 30, 2014	$9,537	25.3%
Six months ended July 1, 2013	$10,723	24.6%

Cost of food and beverage: The increase in cost of food and beverage, as a percentage of restaurant net sales, for the three and six months ended June 30, 2014, is largely due to a shift in menu sales mix towards products with higher food costs, as well as higher year-over-year costs of certain commodities, including poultry and dairy products.

	Restaurant labor and related benefits

	(in thousands)	as a % of restaurant net sales
Three months ended June 30, 2014	$7,432	37.1%
Three months ended July 1, 2013	$8,198	36.2%

	(in thousands)	as a % of restaurant net sales
Six months ended June 30, 2014	$14,526	38.5%
Six months ended July 1, 2013	$16,308	37.5%

Restaurant labor and related benefits: The increase in restaurant labor and related benefits, as a percentage of restaurant net sales, is due primarily to the unfavorable impact on the fixed portion of labor from the decrease in comparable net restaurant sales, partially offset by savings realized from adjustments to restaurant management staffing levels at certain locations during the year, as well as lower costs related to healthcare benefits.

	Occupancy and other restaurant operating expenses

	(in thousands)	as a % of restaurant net sales
Three months ended June 30, 2014	$7,078	35.4%
Three months ended July 1, 2013	$7,523	33.2%

	(in thousands)	as a % of restaurant net sales
Six months ended June 30, 2014	$14,079	37.3%
Six months ended July 1, 2013	$14,669	33.7%

Index
Occupancy and other restaurant operating expenses: The increase in occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, is due primarily to the unfavorable effect on fixed occupancy-related costs of the decrease in comparable net restaurant sales, as well as higher year-over-year costs for utilities and repairs and maintenance of existing Company-owned restaurants.

	General and administrative expenses

	(in thousands)	as a % of total revenues
Three months ended June 30, 2014	$3,685	17.8%
Three months ended July 1, 2013	$3,141	13.4%

	(in thousands)	as a % of total revenues
Six months ended June 30, 2014	$6,054	15.5%
Six months ended July 1, 2013	$5,898	13.1%

General and administrative expenses: The increase in general and administrative expenses in the three and six months ended June 30, 2014 is due primarily to charges of approximately $0.8 million resulting from the relocation of the corporate headquarters from Chicago, IL to Boston, MA, including termination of the corporate office lease and severance pay, as well as higher legal fees incurred in the quarter, partially offset by labor and related benefits savings resulting from administrative workforce reductions effected during 2013, prototype design costs incurred during 2013, as well as lower year-over-year costs for corporate insurance and the reversal of previously amortized restricted stock compensation expenses during fiscal 2013.

	Depreciation and amortization

	(in thousands)	as a % of total revenues
Three months ended June 30, 2014	$601	2.9%
Three months ended July 1, 2013	$672	2.9%

	(in thousands)	as a % of total revenues
Six months ended June 30, 2014	$1,240	3.2%
Six months ended July 1, 2013	$1,420	3.2%

Depreciation and amortization: The depreciation and amortization expense, as a percentage of total revenues, remained the same in the three and six months ended June 30, 2014 compared to the same periods in fiscal 2013 and decreased by approximately $0.1 million and $0.2 million in the three and six months ended June 30, 2014, respectively. The dollar decrease was due primarily to the impact of impairments of approximately $1.0 million recorded during and subsequent to the first quarter of fiscal 2013 as well as the continued depreciation of our comparable restaurant base.

	Provision for losses on asset impairments and disposals

	(in thousands)	as a % of total revenues
Three months ended June 30, 2014	$120	0.6%
Three months ended July 1, 2013	$355	1.5%

	(in thousands)	as a % of total revenues
Six months ended June 30, 2014	$120	0.3%
Six months ended July 1, 2013	$694	1.5%

Index
Provision for losses on asset impairments and disposals: In the three and six-months ended June 30, 2014, we recorded a provision for losses on asset impairments and disposals of approximately $0.1 million, related to the disposals of assets at six Company-owned restaurants at the termination of their leases. In the three and six-months ended July 1, 2013, we recorded a provision for losses on asset impairments and disposals of approximately $0.4 million and $0.7 million, respectively, related to three and six underperforming restaurants, respectively, as well as to maintenance capital expenditures on previously impaired restaurants.

	Lease termination expense and closed store costs

	(in thousands)	as a % of total revenues
Three months ended June 30, 2014	$1,269	6.2%
Three months ended July 1, 2013	$126	0.5%

	(in thousands)	as a % of total revenues
Six months ended June 30, 2014	$1,255	3.2%
Six months ended July 1, 2013	$147	0.3%

Lease termination and closed store costs: In the three and six months ended June 30, 2014, we incurred lease termination expenses and closed store cost of approximately $1.3 million related to the closing of six Company-owned restaurants resulting from the continued assessment of our restaurant portfolio. The lease termination and closed store costs of approximately $0.1 million in the three and six months ended July 1, 2013 are related to two Company-owned locations which closed subsequent to the end of the second quarter of fiscal 2013, one of each in New York and New Jersey.

	Gain on sale of assets

	(in thousands)	as a % of total revenues
Three months ended June 30, 2014	$(50)	(0.2%)
Three months ended July 1, 2013	$-	-

	(in thousands)	as a % of total revenues
Six months ended June 30, 2014	$(50)	(0.1%)
Six months ended July 1, 2013	$-	-

Index
Gain on sale of assets: The gain on sale of assets in the three and six months of fiscal 2014 is related to the sale of one liquor license.

	Interest expense

	(in thousands)	as a % of total revenues
Three months ended June 30, 2014	$(239)	(1.2%)
Three months ended July 1, 2013	$-	-

	(in thousands)	as a % of total revenues
Six months ended June 30, 2014	$(239)	(0.6%)
Six months ended July 1, 2013	$-	-

Interest expense: In the three and six months of fiscal 2014, we incurred interest expense related to obligations on senior secured promissory notes, as well as accretion expense on the discounting of our long-term debt.

	Other income

	(in thousands)	as a % of total revenues
Three months ended June 30, 2014	$12	0.1%
Three months ended July 1, 2013	$4	0.0%

	(in thousands)	as a % of total revenues
Six months ended June 30, 2014	$15	0.1%
Six months ended July 1, 2013	$25	0.1%

	Net loss

	(in thousands)	as a % of total revenues
Three months ended June 30, 2014	$(4,814)	(23.3%)
Three months ended July 1, 2013	$(2,135)	(9.1%)

	(in thousands)	as a % of total revenues
Six months ended June 30, 2014	$(7,940)	(20.3%)
Six months ended July 1, 2013	$(4,876)	(10.8%)

Net loss: The increase in net loss is due primarily to the $1.2 million in lease termination expenses, the one-time charge of $0.8 million for the relocation of the corporate headquarters to Boston, MA, the decrease in restaurant net sales and its unfavorable effect on the fixed-portion of manager labor and occupancy-related costs, the increase in food and beverage costs, as well as the interest expense recorded in the quarter, partially offset by labor savings resulting from the administrative and restaurant management workforce reductions, and lower depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

On April 14, 2014, the Company entered into a $5.0 million Senior Secured Promissory Note Agreement with MILFAM II L. P. (the “MILFAM II Note” and the “MILFAM II Note Agreement”, respectively). The MILFAM II Note bears interest at nine percent (9%) per annum, compounded semi-annually, and payable in arrears on a semi-annual basis. At the Company’s option, the first two semi-annual interest payments may be paid at eleven percent (11%) in kind in the form of additional promissory notes. The principal obligations under the MILFAM II Note are due three (3) years from the effective date of the MILFAM II Note. The MILFAM II Note Agreement provided for the payment of a finance fee of 3.5% of the principal amount of the MILFAM II Note at closing as well as providing a warrant exercisable to purchase up to 1.1 million shares of the Company’s common stock at an exercise price per share of $0.01. The warrant would not be exercisable to the extent that doing so resulted in the MILFAM II L. P. and any related parties, in the aggregate, owning more than 19.9% of the Company’s common stock. Further, until all of the obligations under the MILFAM II Note are paid in full, MILFAM II L. P. will have the right to participate in any future financing transactions consummated by the Company in an amount up to the greater of 1) the then-outstanding balance of obligations under the MILFAM II Note and 2) $4.0 million. The MILFAM II Note is guaranteed by the Company’s subsidiaries and secured by a lien on all assets of the Company and its subsidiaries. Mr. Lloyd I. Miller, III, is the manager of MILFAM LLC, which is the general partner of MILFAM II L. P. Mr. Miller is also a significant shareholder of the Company.

Index
On May 20, 2014, the Company entered into a $2.5 million Senior Secured Note Purchase Agreement with AB Opportunity Fund LLC and AB Value Partners, L.P. (the “AB Notes”, the “AB Note Purchase Agreement”, and the “Lenders”, respectively). The AB Notes are payable in full on the third anniversary from the effective date of the AB Notes. Interest will accrue at the rate of nine percent (9%), and will be paid in arrears semi-annually, provided that the Company may elect to pay the first two interest payments in kind at a rate of eleven percent (11%). As consideration for the AB Notes, the Company provided a fee of 3.5% of the principal amount of the AB Notes and warrants exercisable to purchase up to an aggregate, initially, of 550,000 shares of the common stock of the Company at an exercise price per share of $.01, provided that the Lenders shall not be permitted to exercise the warrants to the extent such exercise would result in any Lender or any of its affiliates owning in excess of 19.9% of the common stock of the Company. The warrants are exercisable by the Lenders at any time prior to the third anniversary from the effective date of the AB Notes, in whole or in part, by surrendering the warrants and a form of exercise to the Company.

We are currently in compliance with all covenant requirements under the MILFAM Senior Secured Note Purchase Agreement and the AB Note Purchase Agreement.

Cash and cash equivalents were approximately $6.1 million on June 30, 2014, compared with $6.0 million on December 30, 2013. We had negative working capital of approximately $2.4 million on June 30, 2014, compared with negative working capital of approximately $2.5 million on December 30, 2013. The slight increase in working capital was a result of the net proceeds of approximately $7.1 million from the Senior Secured Promissory Note agreements entered into during the quarter, partially offset by funding our operating loss, net of depreciation and other non-cash expenses, payments made during the quarter to exit the leases at our corporate headquarters in Chicago, IL and two restaurant locations closed during the quarter, as well as payments made for capital expenditures. Our principal requirements for cash in the remainder of fiscal 2014 will be for working capital needs, payments on early termination of restaurant operating leases, and routine maintenance of our existing restaurants.

Net cash used in operating activities in the six months ended June 30, 2014 was approximately $6.8 million compared to $2.6 million in the six months ended July 1, 2013. The increase was primarily the result of the higher operating loss, net of depreciation and other non-cash expenses, payments made during the quarter to exit the leases at our corporate headquarters in Chicago, IL and two restaurant locations closed during the quarter, as well as timing of certain vendor payments made during the 2014 second quarter.

Net cash used in investing activities in the six months ended June 30, 2014 was approximately $0.3 million compared to $0.9 million in the six months ended July 1, 2013. The decrease was primarily due to payments for construction of a new Company-owned restaurant in the six months of fiscal 2013, as well as lower maintenance capital expenditures in fiscal 2014.

Net cash provided by financing activities of approximately $7.1 million was from proceeds associated with issuance of Senior Secured Promissory Notes and stock warrants.

Index
As of June 30, 2014, eight quarterly payments of $62,500 each were not paid as scheduled in accordance with the terms of the Subordinated Secured Promissory Note receivable associated with the sale of restaurants to a franchisee in 2010. As of June 30, 2014, the Company has a reserve of $0.45 million recorded against the Subordinated Secured Promissory Note.

During the first and second quarters of fiscal 2014, we closed 10 Company-owned restaurants and the Support Center in Deerfield, Illinois, and during the second quarter of fiscal 2014, we relocated the Company’s Support Center to Boston, Massachusetts. As a result, we incurred approximately $0.9 million of one-time costs related to these events in the second quarter of fiscal 2014. While we believe these events will strengthen our business in the long-term, the charges associated with these events reduced our current cash and cash equivalents.

We expect to incur capital costs associated with the maintenance of existing Company-owned restaurants during the remainder of fiscal 2014. During the first two quarters of fiscal 2014 and 2013, 94.5% and 93.3%, respectively, of our capital expenditures were spent on improvements and repairs and maintenance associated with existing Company-owned locations. The balance of the capital cash outlays was spent on information technology-related projects. The Company’s capital expenditures for repairs and maintenance of existing restaurants during fiscal 2014 are expected to be less than fiscal 2013, and at this time the Company does not expect to incur any significant capital costs for repairs and maintenance or otherwise during the balance of fiscal 2014.

As a result of the administrative work force reductions we undertook in fiscal 2013, the Company expects to realize continued savings in general and administrative expenses in fiscal 2014 as compared to the fiscal 2013, excluding any costs associated with relocating the corporate headquarters from the Chicago, Illinois, area to Boston, Massachusetts

Despite the capital raised in the second quarter 2014, the reductions in our workforce and the improved store operating results, we believe that our liquidity will remain very tight for the foreseeable future. Absent significant continued improvement in store operating results, we will need to seek additional capital to meet our cash requirements including our working capital needs and capital improvements and maintenance. Our conclusion is based on our financial performance during fiscal 2013, first two quarters of fiscal 2014 and our projected financial performance through the second quarter of fiscal 2015, and includes a sensitivity analysis that projects varying levels of decline in the consumer demand from those assumed in our projections. The range of levels selected was based on our reasonable expectation of demand given our historical performance.

To fund our cash requirements, as well as to regain compliance with the Nasdaq minimum listing requirements for stockholders equity, we anticipate raising capital through an equity transaction, such as a rights offering, private placement, public offering or other equity or debt transactions. Additionally, we will continue to seek to effect further reductions in general and administrative expenses, sell certain Company-owned locations to franchisees and/or other third parties, obtain other sources of financing, and take other actions to fund our cash requirements.

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

If we default on the Senior Secured Promissory Notes, we may be forced to pay higher interest costs or repay the debt earlier than anticipated. If that were to occur we may have to seek additional financing from external sources to cure the default and continue funding our operations. We cannot predict whether such financing will be available on terms acceptable to us, or at all.

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

Index
As a result of the Company relocating its corporate headquarters to Boston, MA, there is a completely new management team in place. Out new Chief Executive Officer and President joined the Company on March 17, 2014 and our Chief Financial Officer and Treasurer joined on July 28, 2014. In addition, our Vice Presidents of Operations, Information Systems, Supply Chain, Marketing, and Human Resources have been in their positions with the Company for a very short period of time. These new members of management do not have previous experience with us, and we cannot assure you that they will fully integrate themselves into our business or that they will effectively manage our business affairs. Our failure to assimilate the new members of management, the failure of the new members of management to perform effectively, or the loss of any of the new members of management could have a material adverse effect on our business, financial condition and results of operations.

We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of June 30, 2014:

	Payments Due by Period
	(in thousands)
Description	Total Obligations	Due Fiscal 2014	Due Fiscal 2015 to Fiscal 2016	Due Fiscal 2017 to Fiscal 2018	Due After Fiscal 2018

Operating leases (1)	40,877	5,556	16,825	7,860	10,636
Long-term debt (2)	7,502,187	338	1,456	7,500,393	-
Other long-term liabilities (3)	965	867	98	-	-

Total contractual cash obligations	$7,544,029	$6,761	$18,379	$7,508,253	$10,636

(1)	Amounts shown are net of an aggregate $0.05 million of sub-lease rental income due under non-cancelable subleases and include accrued contractual lease increases of approximately $1.3 million, which are included in other long-term liabilities in the attached consolidated balance sheets.
(2)	Represents interest and principal in relation to the Senior Secured Notes issued during the second quarter of fiscal 2014
(3)	Amounts shown are related to contractual obligations for lease termination agreements. These obligations are non-interest bearing and are included in other liabilities in the attached consolidated balance sheets.

We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance and common area and other operating costs. Some restaurant leases provide for contingent rental payments which are not included in the above table.

As of June 30, 2014, we entered into agreements to terminate the operating leases at ten of our Company-owned restaurants. The unpaid lease termination fees at June 30, 2014 are approximately $0.7 million.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight‑line basis over the term of the respective lease from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long‑term liability in other liabilities in the accompanying consolidated balance sheets and totaled approximately $1.3 and $1.7 million as of June 30, 2014 and July 1, 2013, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other liabilities in the accompanying consolidated balance sheets as of June 30, 2014 and July 1, 2013 are landlord allowances of approximately $0.4 million at each of the periods.

Index
As of June 30, 2014, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Other Assets” in the accompanying consolidated balance sheets.

Subsequent Events

Appointment of a new CFO

On July 7, 2014, the Company appointed Scott Carlock as Chief Financial Officer, effective as of July 28, 2014.

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

Self‑Insurance

We have a self‑insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre‑determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. During fiscal years 2013 and 2012, we did not exceed this pre-determined maximum. For our 2014 plan year, this pre-determined dollar amount is $1.2 million. The balance in the self-insurance reserve account as of June 30, 2014 was approximately $0.2 million.

Index
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including, without limitation, those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2013. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if our future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Index
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

Index
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short‑term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. As of June 30, 2014, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect would not have resulted in a fluctuation of interest income. In the first two quarters of fiscal 2014 and 2013, interest income was immaterial.

Commodity Risk

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability, and other factors outside our control. Some of these commodities are purchased under agreements in effect for periods ranging from one month to one year, usually at fixed prices. As a result, we are subject to commodity risk that current market prices may be below our contractual prices. We also purchase certain ingredients at spot prices, as well as prices that are based on specific formulas related to key components within the commodity category, which could adversely affect our operating result in periods of rising commodity or ingredient prices if we choose, for competitive or other reasons, not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. During the first two quarters of fiscal 2014 and 2013, we did not utilize derivative instruments in managing commodity risk.

Foreign Currency Risk

As of June 30, 2014, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

Item 5: EXHIBITS

(a)	Exhibits:

Exhibit Number	Description

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2014 and December 30, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and July 1, 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and July 1, 2013; and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: August 14, 2014	By: /s/ RJ DOURNEY
RJ Dourney
President, Chief Executive Officer, and
Director

Date: August 14, 2014	By: /s/ SCOTT CARLOCK
Scott Carlock
Chief Financial Officer (chief accounting officer)
Treasurer and Secretary

Index
EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2014 and December 30, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and July 1, 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and July 1, 2013; and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.