Form 10-K/A
period 2013-12-30
COSI INC
filed 2014-09-09
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to______

Commission File No. ___-____

COSI, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1393745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

294 Washington Street, Suite 510, Boston, Massachusetts 02108
(Address and Zip Code of Principal Executive Offices)

(857) 415-5000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files.)  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $32.7  million as of July 1, 2013,  based upon the closing price of the registrant’s common stock on the Nasdaq Capital Market reported on such date. Shares of voting stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

23,347,407 shares of the registrant’s common stock were outstanding on August 23, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 is to amend the Annual Report on Form 10-K ("Form 10-K") for the year ended December 30, 2013, as filed with the SEC on April 15, 2014, to include the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which Cosi, Inc., referred to as "Cosi", "the Company", "we", "us" or "our" in this document, intended to incorporate by reference from Cosi's definitive proxy statement in connection with the 2014 Annual Stockholders' Meeting because the Company's definitive proxy statement was not filed with the SEC within 120 days of December 30, 2013. This amendment is not intended to update any other information presented in the annual report as originally filed. Accordingly, this amendment should be read in conjunction with the original filing of the Form 10-K and the Company's other filings with the SEC.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s By-laws provide that the Company’s Board of Directors will consist of not less than three members, the exact number to be determined from time to time by resolution adopted by the affirmative vote of a majority of all directors of the Company, with the members to be divided into three classes. Until June 11, 2014, the number of directors of the Company was fixed at eight.  On June 11, 2014, the Board reduced the size of the Board to six members effective at the Annual Meeting. Directors in each class are elected for staggered three-year terms.

In November 2008, a director resigned from the Board, resulting in a vacancy in the class of directors whose terms expire in 2014.  That vacancy was filled by the appointment of Jean Birch on November 12, 2013.

In May 2013, 2013, Creed L. Ford, III, elected not to stand for re-election upon expiration of his term that expired at the 2013 Annual Meeting of Stockholders, resulting in a vacancy in the class of directors whose terms expire in 2016, which vacancy.  That vacancy was filled by the appointment of Michael Collins on November 12, 2013.

In April 2014, Karl Okamoto resigned from the Board, resulting in a vacancy in the class of directors whose terms expire in 2015.  That vacancy was filled by the appointment of Patrick Bennett on April 14, 2014.

The current terms of Stephen Edwards and Robert Merritt expire this year at the Annual Meeting.  Mr. Edwards, in May 2014, and Mr. Merritt, in June 2014, notified the Board that they have elected not to stand for re-election to the Board upon expiration of their current terms expiring at the Annual Meeting.  With the size of the Board reduced to six members effective at the Annual Meeting, these vacancies will not be filled.

Information about the Nominees, the Continuing Directors and Executive Officers

The table below sets forth the names and ages of the directors, including the nominees, and the current executive officers of the Company, as well as the positions and offices held by such individuals. A summary of the background and experience of each of these individuals is set forth below the table.

Name	Age	Position(s) with Così, Inc.

DIRECTORS WHOSE TERMS EXPIRE IN 2014:
Jean Birch	54	Director

CONTINUING DIRECTORS WHOSE TERMS EXPIRE IN 2015:

Michael O’Donnell	58	Director
Patrick Bennett	66	Director

CONTINUING DIRECTORS WHOSE TERMS EXPIRE IN 2016:

Mark Demilio	58	Director
R. J. Dourney	55	CEO & President, Director
Michael Collins	49	Director

EXECUTIVE OFFICERS WHO ARENOTDIRECTORS (1):

Vicki Baue	56	Vice President & General Counsel, Chief Compliance Officer, Chief Legal Officer, and Assistant Secretary

(1)	Subsequent to the date these tables were prepared, Scott Carlock, 46 years, was appointed Chief Financial Officer, Treasurer & Secretary effective as of July 28, 2014.

DIRECTORS WHOSE TERMS EXPIRE IN 2014

Jean Birch, Director. Ms. Birch is currently CEO and President of Birch Company, LLC, a specialized strategy and leadership consulting firm focused on the hospitality industry. From June 2009 to August 2012, she was President of IHOP Restaurants. From 2007 to 2009, Ms. Birch was an independent consultant at Birch Company, LLC. From January 2005 to August 2007, she was president of Romano’s Macaroni Grill, and from August 2003 until January 2005, President of Corner Bakery Café, both divisions of Brinker International, Inc. From 1991 to 2003, Ms. Birch held various roles with YUM Brands, including V. P. Operations for Taco Bell. Since May 2013, she has served on the Board of the Children’s Miracle Network Hospitals. Previously, Ms. Birch served on the Boards of the California Council for Economic Education, Meals on Wheels Association of America Foundation and Women’s Foodservice forum.

Key Attributes, Experience and Skills

Ms. Birch brings to the Board more than 23 years of restaurant operations and executive leadership experience with several major brands, along with a broad-based background in and extensive knowledge of operations, marketing, and brand strategy development. She also served as President of three different prominent restaurant concepts, including Corner Bakery Café, where she was successful in building strong business models. That experience provides valuable perspectives on our business and competitive positioning.

CONTINUING DIRECTORS

Patrick Bennett, Director. Mr. Bennett is currently President and Founder of CEO Strategies Group, LLC., a consulting firm that specializes in helping CEOs of small to mid-sized companies realize the attainment of their business vision. From April 2008 to January 2011, he served as President and CEO of Covad Communications, a broadband supplier and national supplier of integrated voice and data communications. From October 2001 to April 2008, he was Executive Vice President of Strategic Imperatives at Covad Communications. Since February 2013, he has served on the Board of Trans World Corporation. Since May 2011, he has served on the Board of Altius Communications. He also served on the Boards of Livewire Mobile, Eastern Technology Council, and Philadelphia Development Corporation.

Key Attributes, Experience and Skills

Mr. Bennett brings to the Board extensive experience building high-performance executive teams focused on delivering significantly improved results in complex and challenging business environments, in both public and private companies. He also has experience in developing and executing growth strategies and multi-faceted strategic plans to improve market share, gross revenue and profitability. That experience, together with his substantial experience in dealing with financial markets and regulated industries, as well as his service on other boards, will provide valuable perspective on strategic planning, growth initiatives and the challenges of our business.

Michael Collins, Director. Mr. Collins is currently a partner in the Chicago office of Bain & Company, Inc. a global management consulting firm, and currently serves as CFO. He joined the firm in the Boston office in 1992, and moved to assist in starting the Chicago office in 1993. From 2003 to 2010, Mr. Collins served as Managing Director of the Chicago Office. From 2004 to 2010, he also served as Managing Director of the Toronto Office. Mr. Collins is a member of Bain’s retail, consumer, and strategy practice areas. During his management consulting tenure, Mr. Collins has worked in multiple industries, including retail, media and entertainment, consumer products, automotive, telecommunications and industrial products. He has assisted clients in developing corporate, business unit and product strategies, and has worked with management teams to develop and execute growth strategies, evaluate acquisitions and divestitures, improve capabilities, and implement organizational change. Since 2013, Mr. Collins has also been serving as a Member of the Board of Directors, Member of the Global Operating Committee, Member of the Compensation Committee, and Member of the Investment Committee. Mr. Collins holds an M.B.A. from Harvard Business School and a B.B.A. with high honors in accounting from Loyola University, Chicago.

Key Attributes, Experience and Skills

Mr. Collins’s qualifications to sit on the board include his significant and wide breadth of experience in the retail and consumer products segments, along with his financial expertise. In his various roles at Bain & Company, he has assisted clients in developing strategies for growth, divestitures, mergers and organizational changes. His experience in various roles at Bain & Company brings a strong combination of management, strategy, and financial skills to the board.

Mark Demilio, Director. Mr. Demilio has been a member of our Board since April 2004. He served as Chairman of the Audit Committee of the Board from August 2004 until March 2010 and as Chairman of the Board from March 2010 to December 31, 2011, and again from June 2013 to March 2014. Mr. Demilio was appointed as Interim CEO of the Company from August 29, 2011 through December 31, 2011. He also serves as a member of the board of directors and Chairman of the audit committee of Restoration Hardware Holdings, Inc., a publicly-held retailer of furniture and other home furnishings, positions he has held since September 2009 and as a member of the compensation committee of that company since June 2013. Since February 2014, Mr. Demilio has also served as a member of the board of directors and Chairman of the audit committee of The Paslin Company, a private company that designs, assembles and integrates robotic assembly lines for the automotive industry. From December 2000 until his retirement at the end of October 2008, Mr. Demilio served as the Chief Financial Officer of Magellan Health Services, Inc., a publicly-traded managed specialty healthcare company that managed the delivery of behavioral healthcare treatment services, specialty pharmaceuticals and radiology services. He also served as General Counsel of that company from July 1999 to October 2001 and from March 2004 to January 2005. Prior to joining Magellan Health Services, Inc., Mr. Demilio was with Youth Services International, Inc., a publicly-traded company that managed behavioral treatment programs for troubled youth, serving at various times as Executive Vice President, Business Development, General Counsel and Chief Financial Officer. Prior thereto, Mr. Demilio was a partner with Miles & Stockbridge, a Baltimore, Maryland-based law firm. Mr. Demilio has also been a financial analyst for CareFirst BlueCross BlueShield of Maryland and a certified public accountant with Arthur Andersen. Mr. Demilio holds a Juris Doctor degree from the University of Maryland School of Law and a Bachelors of Science degree in Accounting from Villanova University.

Key Attributes, Experience and Skills

Through his experience as a chief financial officer and as a general counsel of public companies, as well as his experience as a board member of other companies, including another publicly-held retail company, Mr. Demilio brings extensive executive leadership and business experience to the Board. That experience, along with his training and background as a certified public accountant, his experience as a corporate and securities lawyer representing public and private companies, and his services as chairman of our Audit Committee and the audit committees of other public and private companies, provides financial and legal perspectives on our business as well as financial expertise to the Board.

R. J. Dourney, CEO and President, Director. As of March 17, 2014, Mr. Dourney was appointed CEO, President and director of the Company. Prior to joining the Company, Mr. Dourney served as the founder and CEO of Hearthstone Associates, LLC. Prior to founding Hearthstone Associates, Mr. Dourney served as COO for Au Bon Pain, overseeing $250 million business both domestically and internationally. Prior to joining Au Bon Pain, he was Regional Vice President of Operations and later Vice President of Franchise Operations and Development for Applebee’s International, overseeing $3.1 billion franchise system. Mr. Dourney serves on the Board of Directors for Frisch’s Restaurants, Inc., Boloco and the Massachusetts Restaurant Association Board of Directors, and he is a member of the Finance Committee for the Inner-City Scholarship Foundation of Boston and the Catholic Schools Foundation Board of Trustees. Mr. Dourney attended Villanova University.

Key Attributes, Experience and Skills

Mr. Dourney brings to the board extensive experience through key leadership roles for major restaurant companies. He also successfully founded and operated a thriving and growing Cosi franchise in the Boston market. He has experience overseeing both domestic and international concepts with strong influence in operations, brand strategy, marketing and development. Mr. Dourney’s extensive operations and leadership experience with other brands and as a Cosi franchisee, along with his deep understanding of the values and culture we believe are critical to our success, bring an important perspective to the Board. Mr. Dourney provides a critical link between management and the Board, enabling the Board to perform its oversight function with the benefit of management’s, as well as the franchisees’, perspectives on the business.

Michael O’Donnell, Director. Mr. O’Donnell has been a member of our Board since March 2006. He also serves as a member of the Board of Trustees of Rollins College, and as a director of Ruth’s Hospitality Group and of Logan’s Roadhouse, Inc. Since August 2008, Mr. O’Donnell has served as President and CEO of Ruth’s Hospitality Group, Inc., and he has served as Chair of their board since October 2010. From March 2005 until the consummation of our merger in October 2007, he served as Chair of the Board, President and CEO of Champps Entertainment, Inc. From September 2003 until March 2005, he served as CEO and President and as a Director of Sbarro, Inc. From August 1998 through October 2002, he served in various executive capacities with Outback Steakhouse, Inc., including as President and CEO of New Business. From 1995 to 1998, Mr. O’Donnell was President, Chief Operating Officer and a partner of Ale House Restaurants, Inc. He graduated from Rollins College in 1978.

Key Attributes, Experience and Skills

As a result of Mr. O’Donnell’s long tenure as a CEO and director of public companies in the restaurant industry, he provides valuable industry-specific business knowledge and executive leadership experience as well as insights into driving strategic direction. In addition, Mr. O’Donnell brings financial expertise to the board, including through his service on the audit committee of another public restaurant company, as well as ours.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Vicki Baue, Vice President and General Counsel, Chief Compliance Officer, Chief Legal Officer, Assistant Secretary. Ms. Baue was appointed Vice President and General Counsel in February 2007 and was General Counsel from September 2004 until February 2007. Ms. Baue also serves as our Chief Legal Officer and Chief Compliance Officer and as Assistant Secretary. From July 28, 2012, until April 2014, Ms. Baue also served as our Vice President Human Resources. From August 1998 to April 2004, Ms. Baue was an associate in the Corporate and Securities practice group in the Chicago, Illinois, office of Piper Rudnick, LLP (n/k/a DLA Piper US LLP) where her practice focused on Mergers and Acquisitions and General Corporate and Franchise. From 1988 to August 1998, Ms. Baue was employed by Creative Expressions Group, Inc., an international manufacturer and distributor of paper party goods, where she was Director of Process Improvements and responsible for legal affairs and business results from 1997 to 1998, a member of the senior leadership team, and Manager of Customer Services, Credit and Support Services from 1988-1997. Ms. Baue received a Juris Doctor degree from the University of Indiana School Of Law in 1997 and a Bachelors of Science degree in Human Resources Management from the University of Alabama in 1980. She was admitted to the Indiana Bar in 1997 and the Illinois Bar in 1998.

2014 APPOINTMENT OF NEW CEO AND PRESIDENT

On March 17, 2014, we entered into an employment agreement with R. J. Dourney, in which he agreed to serve as our Company’s CEO and President, effective March 17, 2014. The initial term of employment under the agreement is four years, unless extended by mutual agreement of the parties or unless earlier terminated. Under the terms of the employment agreement, Mr. Dourney will receive an annual gross base salary of $300,000, and an annual cash bonus of up to 100% of his base salary based upon the Company’s overall performance and the performance of Mr. Dourney, which in the Board’s discretion may be less than or more than the target amount for performance that falls short of or exceeds the performance goals. Mr. Dourney and the Board will confer to set targets, metrics, and goals for the Company and executive performance for the purposes of determining Mr. Dourney’s bonus.

If Mr. Dourney’s employment terminates due to his death or disability, or by us for cause, or Mr. Dourney resigns under circumstances not constituting “good reason,” he is entitled to receive his base salary through the date of termination and all accrued benefits, if any, through the date of termination. In addition, if Mr. Dourney is terminated without “cause” or resigns under circumstances constituting “good reason,” or if Mr. Dourney’s employment terminates due to non-renewal of his employment agreement, he is entitled to receive: (i) (A) his base salary through the date of termination, if not previously paid, (B) the amount of any accrued but unpaid annual bonus, (C) all accrued benefits, if any, and (ii) provided that such termination occurs prior to the exercise of the election to cause the Merger (as defined below) and provided no breach exists under the non-compete agreement, (D) 12 months of his base salary (provided that if such termination occurs prior to the first anniversary of the employment agreement, then such salary continuation will be for a period equal to 24 months less the number of full months elapsed since the date of the employment agreement), and (iii) continuation of health insurance benefits for the lesser of 12 months or the balance of the employment period. If Mr. Dourney’s employment is terminated, all unvested restricted stock awards will be forfeited except as expressly set forth below in connection with a change in control with respect to Performance Shares.

Mr. Dourney is further entitled to the standard benefits available to our executives generally, including health insurance, life and disability coverage, and participation in our 401(k) Savings Plan. Mr. Dourney has also agreed to observe our standard confidentiality, non-competition and non-solicitation provisions. Mr. Dourney will also be entitled to reimbursement for reasonable attorneys’ fees up to $45,000 incurred in connection with his employment agreement and the documentation relating to the election to cause the Merger.

In addition, as a material inducement to enter into employment with the Company and as long-term incentive compensation, on March 17, 2014 (“Date of Grant”), Mr. Dourney was granted 829,164 unregistered shares of restricted stock, of which 414,582 shares are time-vested (“Time-Vested Shares”) and 414,582 are performance-based (“Performance-Based Shares”), which shares were issued pursuant to a restricted stock agreement entered into on March 17, 2014, and are subject to the following vesting schedules:

(a)	The Time-Vested Shares will vest in four equal installments, with 25% vesting on each of the first, second, third and fourth anniversaries of the Date of Grant, provided that Mr. Dourney remains in the continuous employ of the Company through each such vesting date.

(b)	The Performance-Based Shares will vest in four equal installments, provided that Mr. Dourney remains in the continuous employment of the Company from and after the Date of Award and through the respective vesting dates set forth below and the specified price targets set forth below for the Company’s common stock are achieved:

(i)	the first day on which the closing price of the Company’s common stock shall have exceeded $2.00 for 30 consecutive trading days (as adjusted for stock splits, recapitalizations, reorganizations or similar events);

(ii)	the first day on which the closing price of the Company’s common stock shall have exceeded $2.50 for 30 consecutive trading days (as adjusted for stock splits, recapitalizations, reorganizations or similar events);

(iii)	25% on the first day on which the closing price of the Company’s common stock shall have exceeded $3.00 for 30 consecutive trading days (as adjusted for stock splits, recapitalizations, reorganizations or similar events); and

(iv)	25% on the first day on which the closing price of the Company’s common stock shall have exceeded $4.00 for 30 consecutive trading days (as adjusted for stock splits, recapitalizations, reorganizations or similar events).

(v)	In addition, in the event the holders of the Company’s common stock receive consideration in any change in control (as defined in the Restricted Stock Agreement dated March 17, 2014, pursuant to which the shares were granted) with a value at the time of receipt or subsequent to such receipt equal (on a per share basis and on an adjusted basis if applicable) to any of the applicable value thresholds set forth above, in respect of Company securities or any successor securities, then upon such receipt all Performance-Based Shares that would have become vested shares upon attainment of trading prices at or below such threshold or thresholds as provided above shall become vested shares.

ELECTION TO CAUSE MERGER

On March 18, 2014, we entered into an Election to Cause Merger Agreement (collectively with all exhibits thereto, the “Agreement”) with Hearthstone Associates, LLC (“Hearthstone”), Robert J. Dourney and Nancy Dourney (collectively with Robert J. Dourney, the “Holders”). Hearthstone, which is wholly-owned by the Holders, operates Cosi franchise restaurants through its wholly-owned subsidiary, Hearthstone Partners, LLC (the “Subsidiary”).

Under the terms of the Agreement, we granted to Hearthstone the sole and exclusive right (the “Right”), exercisable at the discretion of Hearthstone at any time after January 1, 2015 and before March 18, 2015, to elect to require us to acquire Hearthstone by effecting a reverse triangular merger of Hearthstone with and into a subsidiary of Cosi (the “Merger”). If the Merger is consummated, we will issue 1,790,993 shares of our common stock to the Holders in the Merger.

Our obligation to effect the Merger is subject to the satisfaction of a number of conditions at the time of the Merger, including (a) the transfer to Hearthstone of all indebtedness under a certain existing promissory note made by Robert J. Dourney to a third party, (b) the completion of construction of certain additional Company franchise restaurants, (c) the receipt of certain lender consents, (d) the approval of the Merger by our shareholders if then required pursuant to the NASDAQ Stock Market Rules and (e) other customary conditions.

We provided customary representations and warranties to Hearthstone and are obligated to indemnify Hearthstone and the Subsidiary from any breach by us of such representations and warranties or the Agreement. Our indemnification obligations shall terminate if the Right is not exercised prior to its expiration. In the event of a material breach of the Agreement by either us or Hearthstone, the other party, in addition to other remedies available at law, may be entitled to rescind the Merger, if applicable.

Until the Merger is consummated or the Right expires, Hearthstone and the Subsidiary are bound by certain restrictive covenants, including prohibitions or limitations on issuing or transferring equity securities, incurring additional debt, engaging in acquisitions, dispositions or mergers, amending governance documents, or suffering events of default under their loan or franchise agreements. In addition, Hearthstone and Subsidiary are obligated to provide us access to their financial information, books and records and personnel until the Merger is consummated or the Right expires.

2014 APPOINTMENT OF EXECUTIVE CHAIRMAN

On March 17, 2014, we entered into a Letter Agreement with Stephen Edwards in which he agreed to serve again as our Executive Chairman of the Board, effective March 17, 2014. The agreement provides for an initial one-year term. Mr. Edwards will receive annual base compensation at a gross rate of (a) $300,000 per annum for a period of six months following the effective date, and (b) $100,000 per annum for the remaining balance of the one-year term, subject to withholding, pro-rated for any partial year, and payable in accordance with the Company’s practices. In addition, on March 17, 2014, Mr. Edwards received 200,000 shares of our restricted common stock, pursuant to our 2005 Omnibus Long-Term Incentive Plan. This grant will vest as follows: (a) 100,000 shares vested immediately on March 17, 2014, and (b) 100,000 shares will vest in four equal quarterly installments of 25,000 shares on each of June 17, 2014, September 17, 2014, December 17, 2014, and March 17, 2015. If Mr. Edwards voluntarily resigns his position as Executive Chairman prior to the end of the initial one-year term, any shares remaining unvested as of the effective date of his resignation will be forfeited. Accordingly, given Mr. Edwards’ decision to not stand for re-election upon expiration of his current term expiring at the Annual Meeting, the 75,000 shares remaining unvested at that time will be forfeited.  Any reasonable business expenses actually incurred, as Executive Chairman, will be reimbursed according to policies we may adopt from time to time upon periodic presentation by Mr. Edwards of an itemized account including reasonable substantiation of such expenses.

2014 APPOINTMENT OF NEW CFO

On July 7, 2014, the Company appointed Scott Carlock as Chief Financial Officer, effective as of July 28, 2014.  Pursuant to the terms of his offer letter, Mr. Carlock will receive an annual gross base salary of $210,000, and an annual cash bonus of up to 50% of his annual base salary based upon the attainment of mutually agreed upon performance objectives.  Mr. Carlock will be entitled to health benefits and life and long-term disability insurance in amounts standard for all of the Company’s employees.  Mr. Carlock is further entitled to the standard benefits available to the Company’s executives generally, including health insurance, life and disability coverage, and participation in the Company’s 401(k) Savings Plan.  Mr. Carlock’s employment may be terminated by either party at any time for any reason.  Mr. Carlock has also agreed to observe the Company's standard confidentiality, non-competition and non-solicitation provisions.

In addition, as a material inducement to enter into employment with the Company and as long-term incentive compensation, on the first day of his employment with the Company (“Date of Grant”), Mr. Carlock will be granted 100,000 unregistered shares of restricted stock, of which 50,000 shares will be time-vested (“Time Vested Shares”) and 50,000 shares will be performance-based (“Performance-Based Shares”), which shares were issued pursuant to a restricted stock agreement entered as of July 28, 2014, and are subject to the following vesting schedules:

(a)         The Time-Vested Shares will vest in four equal installments, with 25% vesting on each of the first, second, third and fourth anniversaries of the Date of Grant, provided that Mr. Carlock remains in the continuous employ of the Company through each such vesting date.

(b)        The Performance-Based Shares will vest in four equal installments, provided that Mr. Carlock remains in the continuous employment of the Company from and after the Date of Award and through the respective vesting dates set forth below and the specified price targets set forth below for the Company’s common stock are achieved:

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

Additionally, the Company will pay or reimburse Mr. Carlock for moving expenses, including temporary housing, up to $20,000, in accordance with the Company’s relocation policy applicable to executive-level employees.

Mr. Carlock’s appointment follows the resignation of William E. Koziel as Chief Financial Officer on July 5, 2014, effective as of July 11, 2014.

In the interim, until Mr. Carlock’s start date, George Dimitrov, our Controller, served as the Company’s principal financial officer and principal accounting officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and 10% stockholders to file reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities with the SEC and The NASDAQ Capital Market. directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to it, the Company believes that during fiscal 2013, its directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, other than with respect to the Form 4s filed on behalf of Messrs. Demilio, Edwards, Merritt, O’Donnell and Okamoto on December 31, 2014 (each for one transaction).

CODE OF CONDUCT AND ETHICS

All directors, officers and employees must act ethically at all times and in accordance with our Code of Conduct and Ethics. This Code satisfies the definition of “code of ethics” under the rules and regulations of the SEC and is available on our website at www.getcosi.com .

SHAREHOLDER NOMINATING PROCEDURES

There have been no material changes to the procedures provided in our definitive proxy statement for our 2014 Annual Meeting of Stockholders by which shareholders may recommend nominees to the Company’s Board of Directors.

AUDIT COMMITTEE

The Board of Directors has a separately designated standing Audit Committee, which was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of our financial statements. The functions of the Audit Committee include, without limitation, (i) responsibility for the appointment, compensation, termination, retention and oversight of our internal auditor and independent registered public accounting firm, (ii) review and pre-approval of all audit, non-audit and internal control-related services provided to the Company by the independent registered public accounting firm, other than as may be allowed by applicable law, and (iii) review of the annual audited and quarterly consolidated financial statements. Our Amended and Restated Audit Committee Charter, which describes all of the Audit Committee’s responsibilities, is posted on our website at www.getcosi.com.

The Audit Committee has procedures in place to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by anyone of concerns regarding questionable accounting or auditing matters.

Until the Annual Meeting on August 26, 2014, the members of the Audit Committee were Messrs. O’Donnell, Collins, Demilio and Merritt, with Mr. O’Donnell serving as the Chairman. The Board has determined that each member meets the independence requirements set forth by NASDAQ and Rule 10A-3(b)(1) of the Exchange Act and is able to read and understand fundamental financial statements. In addition, Messrs. O’Donnell, Collins, Demilio and Merritt each qualifies as an “audit committee financial expert” consistent with the requirements of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder.  Mr. Merritt will serve on the Audit Committee until the expiration of his current term expiring at the Annual Meeting on August 26, 2014.

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis (“CD&A”) with management and, based upon such review and discussion, the Compensation Committee recommended to the Board that the CD&A be included in this Form 10-K/A and our 2014 Proxy Statement.

Respectfully submitted,
The Compensation Committee

Mark Demilio, Chairman
Jean Birch

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

Oversight of the Executive Compensation Program

Role of the Compensation Committee. The Compensation Committee acts pursuant to a written charter and is comprised entirely of independent directors. The Compensation Committee has overall authority for approving and evaluating the director and officer compensation plans, policies and programs of the Company. Pursuant to its charter, the Compensation Committee has authority and responsibility to:

•	annually review and approve corporate goals and objectives relevant to the CEO’s compensation and evaluate the CEO’s performance in light of those goals and objectives;

•	annually review the compensation of all directors, officers and other key executives, including incentive-compensation and equity-based plans;

•	annually review and approve, for the CEO and senior executives of the Company, the annual base salary level, the annual incentive opportunity level, the long-term incentive opportunity level, employment agreements, severance arrangements change in control agreements / provisions, in each case as, when and if appropriate, and any special or supplemental benefits;

•	determine the shares, options and other awards under our stock incentive plans; and

•	retain and terminate any compensation consultant to be used to assist in the evaluation of director, CEO or senior executive compensation and to obtain advice and assistance from internal or external legal, accounting or other advisors.

Discussions regarding the compensation of the CEO occur during executive sessions when only Compensation Committee members are present (provided other independent directors may also be present if invited by the Compensation Committee). The Compensation Committee’s complete charter is available at our web site at www.getcosi.com.

Role of the CEO and Others in Compensation Decisions. The CEO discusses the performance of the executive officers with the Compensation Committee on an annual basis and provides his recommendations on compensation actions for other executive officers. Additionally, the CEO provides his perspective and recommendations to the Compensation Committee on compensation and benefit plan design and strategies, financial goals and criteria for the annual cash incentives and the amount of long-term equity-based compensation. Our CEO does not provide input or recommendations with regard to his own pay. The Compensation Committee reviews and discusses pay decisions related to the CEO in executive session without the CEO and other members of management present.

At the request of the CEO and the Compensation Committee, the Vice President of Human Resources from time to time performs a review of competitive compensation practices for executive officer positions and, based on that assessment, provides data and advice regarding compensation for new executives, new positions, promotions and salary adjustments, using data obtained from a variety of sources, including the Chain Restaurant Compensation Association’s annual compensation survey by The Hay Group, other industry surveys, executive recruiters and on-line Human Resources and recruiting resources, in order to provide a general understanding of current compensation practices within the industry.

Role of the Independent Compensation Consultant. To assist the Compensation Committee with its responsibilities, the Compensation Committee has sole authority to retain and terminate any compensation consultant to be used to assist in the evaluation of CEO or senior executive compensation and has sole authority to approve the consultant’s fees and other retention terms. The Compensation Committee also has authority to obtain advice and assistance from internal or external legal, accounting or other advisors. In 2013, the Compensation Committee did not engage any third-party compensation consultants.

Executive Compensation Philosophy and Objectives

Our executive compensation philosophy, reviewed annually by the Compensation Committee, is to provide competitive levels of compensation that integrate pay with our short-term and long-term performance goals, reward corporate performance and recognize individual initiative and achievement.

Although the Compensation Committee does not engage in benchmarking, the Compensation Committee believes that it is appropriate to pay the executive officers cash and equity-based compensation that is generally competitive in the restaurant industry. The guiding principle in the design and administration of our compensation program is built on this philosophy and serves the following objectives:

•	attract and retain highly talented and skilled executives to establish and execute our strategies and reward appropriately those executive officers who contribute to our success;

•	align executive officer compensation with our short-term and long-term operational and financial performance; and

•	motivate executive officers to achieve our business objectives.

Components and Analysis of Total Compensation

Our direct compensation program for executive officers, including a portion that is at risk, consists of the following elements:

•	base salary, with annual discretionary increases, to provide a fixed amount of cash compensation linked to the executive officer’s role and contribution to the Company;

•	annual cash incentive compensation, which is at-risk cash compensation, to focus attention on the key business drivers for the year and linked to our and the individual’s performances;

•	long-term equity-based compensation, currently in the form of restricted stock and restricted stock units (but which may in the future include stock options and performance shares), to encourage executives to focus on the long-term growth and profitability of the Company and align their interests with those of our stockholders in order to increase stockholder value; and

•	limited benefits and perquisites, which are also generally available to all of our full-time employees.

Our compensation program is designed to provide an appropriate balance between annual and long-term performance of the Company, as well as between fixed and variable (“at-risk”) compensation. Each of these elements of pay is described below.

Base Salary. The annual base salary for executive officers is determined relative to job scope and responsibilities, past and current contributions, compensation for similar positions within the Company, time in position, the critical nature of the role to the Company and the difficulty of replacing the executive, and individual factors such as unique skills, expertise, demand in the labor market, and longer-term development and succession plans. Individual performance is measured by what is achieved (results) as well as how it is achieved (behaviors).

Executive officers’ salaries are reviewed annually after the end of each fiscal year, typically in February. In addition to considering the performance of individual executive officers and information concerning competitive salaries, significant weight is placed on the financial and operating performance of the Company when considering salary adjustments. Also, increases are aligned with our merit-increase targets for the year. The Compensation Committee does not rely solely on predetermined formulas or a limited set of criteria when it evaluates the performance of these officers.

The Compensation Committee reviewed our financial and operating performance in 2013 as compared to our internal business plan and the various operating and financial targets that management of the Company had set for themselves in 2013, as well as overall salary trends in the industry. In March 2014, the Compensation Committee determined that, given our fiscal 2013 financial and operating results as compared to our internal business plan and management’s various targets and overall industry salary trends, no increases to base salaries were approved for the named executive officers for 2014. Thus, none of our named executive officers will receive a salary increase in fiscal 2014 with respect to 2013 performance.

Annual Cash Incentive Compensation. Annual cash incentive compensation is based upon achievement of our annual financial and operating goals and each executive officer’s level of achievement against his or her individual financial, operational and strategic performance goals, including various quantitative and qualitative performance criteria for executive officers, with payouts ranging from 0% to 100% of the targeted payouts for each executive, which range from 30% to 100% of the executive’s base salary, in accordance with the executive’s employment agreement or offer letter. The performance goals have been linked to our total revenue, comparable Company-owned restaurant sales growth, operating income, periodic cash position, franchise unit and sales growth, earnings before interest, taxes, depreciation and amortization (EBITDA), and performance and strategic objectives which are part of our internal long-range business plan, generally excluding the effects of extraordinary, unusual or infrequently occurring events or changes in accounting principles. These performance goals have been selected because they are important indicators of increased stockholder value. However, even though the performance goals have been linked to our internal business plan, the Compensation Committee has not relied solely upon predetermined formulas or a limited set of criteria in evaluating the performance of the executive officers. These decisions have typically included subjective judgments, based upon a number of factors relating to an individual executive’s performance.

For fiscal 2013, the Compensation Committee reviewed our financial and operating performance as compared to our internal business plan and the various operating and financial targets management of the Company had set for themselves for 2013. In March 2014, given our fiscal 2013 financial and operating results as compared to our internal business plan and the various operating and financial targets set by management, no cash incentive compensation bonuses were approved for the named executive officers for 2014. Thus, none of our named executive officers will receive cash incentive compensation bonuses in fiscal 2014.

Long-Term Equity-Based Compensation. The Company strongly believes that equity ownership by executive officers creates incentive to build stockholder value and align the interests of executive officers with the stockholders. The Compensation Committee believes that awards of restricted stock or restricted stock units under our stock incentive plans remain an effective instrument to achieve this goal. Grants of restricted stock or restricted stock units facilitate ownership in the Company and serve to retain executive officers since the awards have multi-year vesting schedules.

Under the Omnibus Plan, the Company may provide long-term equity incentives in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and any other stock awards that may be payable in shares, cash, other securities or any other form of property as may be determined by the Compensation Committee. Annually in March, beginning in 2005, the Company has awarded long-term equity-based compensation, which have been in the form of restricted stock, restricted stock units or stock options, to executive officers, based on an evaluation of our financial and operating performance and their individual performances in the prior year.

Under the Omnibus Plan, restricted stock awards, restricted stock units, and restricted stock options will vest based on the determination of the Compensation Committee at the time of grant.  In the past, such awards typically vest 20% on the date of grant and 20% annually on each anniversary of the grant date over the next four years provided that the executive officer is continuously employed by the Company through each such date.  In addition, typically under the stock, stock option or stock unit agreements, previously awarded but unvested shares of restricted stock, stock options and restricted stock units are forfeited and cancelled on the date of termination if an executive officer’s employment with the Company is terminated subject to the specific terms of his or her employment agreement.

Long-term equity-based incentive award targets vary based upon each executive officer’s employment agreement or offer letter and consistent with similar positions within the Company. Actual awards are determined based upon the Company achieving its annual financial and operating goals and executives achieving their individual performance goals.

In determining whether to grant long-term equity incentive awards each year, the Compensation Committee and the Board may consider a number of factors. In addition to our financial performance and the individual performance of the eligible executive officers, the Compensation Committee considers, among other factors, the prevailing stock price and the consequent dilution that would result from any awards, the existing equity holdings of the eligible executives from prior award grants and the remaining availability under our stock incentive plans, among other factors. In March 2014, based on its consideration of these factors, among other factors, no discretionary long-term equity incentive awards were awarded to named executive officers in respect of fiscal year 2013.

Company’s Policy on Timing of Long-Term Equity-Based Incentive Compensation. Since May 2005, the Company has awarded long-term equity compensation in the form of restricted stock, restricted stock units, and stock options. The annual award date is typically towards the end of March, on a date that customarily falls between our regularly-scheduled Board and Compensation Committee meetings in the first quarter and the disclosure of our fiscal year-end financial results.

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

401(k) Plan. Our 401(k) Plan allows employees to invest funds on a pre-tax basis for their retirement. The Company matches employee contributions to our 401(k) plan (at a 50% rate up to 4% of an employee’s pay, but not in excess of 20% of gross pay). Employees must be employed by the Company for ninety days and have worked at least 325 hours) to be eligible to participate in the plan, and all employees are eligible to participate on the same terms. The Company matching contributions vest after one year of employment. Employees are automatically enrolled in our 401(k) retirement plan at the 4% level once they meet the eligibility requirements. If employees remain in our 401(k) retirement plan, their deduction will increase every year until it reaches a certain level. Employees may change the amount of the deduction or opt out altogether.  As of January 1, 2014, the Company discontinued the Company match on employee contributions to our 401(k) plan.

Compensation of Executive Chairman

Effective as of January 1, 2013, and continuing until June 11, 2013, Mr. Edwards was re-appointed as Executive Chairman of our Board. The terms of Mr. Edwards’ Letter Agreement dated January 25, 2013, effective as of January 1, 2013, are summarized below in the section captioned “Employment Agreements” . The compensation costs for fiscal 2013 are summarized below in the table captioned “Summary Compensation”.

Compensation of CEO

Stephen Edwards, CEO and President

On June 11, 2013, Mr. Edwards resigned his position as Executive Chairman of the Board, and was appointed CEO and President of the Company. The Compensation Committee deemed it appropriate to pay Mr. Edwards the gross annual base salary of $350,000, payable bi-weekly in accordance with the Company’s regular payroll practices, net of applicable withholding taxes and other applicable deductions. Mr. Edwards was also reimbursed for all reasonable out-of-pocket business expenses incurred by him in connection with his performance of services under the employment agreement, including, without limitation, expenses incurred by or related to Mr. Edwards’ spouse or other immediate family member accompanying him on up to two (2) trips per month to either the Company’s headquarters or other travel conducted by Mr. Edwards in his capacity as CEO and President. Mr. Edwards was entitled to participate in any of the Company’s employee welfare benefit plans generally made available to executives of the company, including medical, dental, vision, life, accidental death and dismemberment, and long-term disability insurance, on the same basis as other Company executive employees are entitled to participate. Mr. Edwards had the option to participate in the Company’s 401(k) retirement plan. The compensation costs for fiscal 2013 are included below in the table captioned “Summary Compensation” .

Carin Stutz, CEO and President (Former)

Consistent with our executive compensation philosophy and objectives described above, the special search committee of the Board, with assistance from the Compensation Committee and the third-party executive recruiting firm engaged in Ms. Stutz’ search, considered various factors in determining Ms. Stutz’ total compensation package, including job scope and responsibilities, the Company’s short-term and long-term objectives, and individual factors such as the critical nature of the role to the Company, unique skills, and achievements and contributions in past positions. The terms of her employment agreement are described below in the section captioned “Executive Agreements” and the compensation costs for fiscal 2013 are included below in the table captioned “Summary Compensation”.

In March 2013, for the reasons discussed above in the section captioned “Base Salary”, the Compensation Committee did not approve any salary increase for Ms. Stutz in fiscal 2013. Thus, our CEO did not receive a salary increase in fiscal 2013.

Also consistent with the reasons discussed above in the sections captioned “Annual Cash Incentive Compensation” and “Long-Term Equity-Based Compensation”, in March 2013, no cash incentive compensation was paid to Ms. Stutz, and the Compensation Committee did not award stock to Ms. Stutz in 2013, in respect to fiscal year 2012.

Tax Information

The Company has considered the provisions of Section 162(m) of the Internal Revenue Code of 1986, as amended, which restricts the deductibility of compensation paid to each of the CEO and next three most highly compensated executive officers at the end of any fiscal year (other than the Chief Financial Officer) to the extent such compensation exceeds $1 million in any year and does not otherwise qualify for an exception. Our deduction for executive compensation provided during 2013 was not limited by Section 162(m). To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy requiring all compensation to be deductible. In the future, the Compensation Committee will continue to monitor the deductibility of its executive compensation.

Stock Ownership Requirements

Under the terms of her employment agreement, Ms. Stutz would retain during the course of her employment, and would not transfer, at least 50% of the restricted stock granted to her with respect to which the restrictions on transfer, sale or assignment may have lapsed, unless otherwise approved by the independent directors. The Company does not currently require named executive officers or other executive officers of the Company to acquire or hold a specified number of shares of Company common stock although the Company encourages named executive officers and other executive officers of the Company to retain the shares of stock awarded under our stock incentive plans, including any shares received upon the exercise of stock options.

Change-In-Control Arrangements

Stock Incentive Awards

Typically under our stock award, stock option and stock option agreements, in the event of a change in control of the Company, all unvested stock options, shares of restricted stock and restricted stock units previously awarded to employees (other than Mr. Dourney and Mr. Edwards) would automatically become fully vested.

CEO and President

Effective as of June 11, 2013, the Company entered into an employment agreement with Stephen Edwards, Chief Executive Officer and President. His employment agreement did not provide for additional benefits if his employment is terminated “without cause” following a “change in control” of the Company.

Effective as of March 17, 2014, the Company entered into an employment agreement with R. J. Dourney, Chief Executive Officer and President.  His employment agreement does not provide for additional benefits if his employment is terminated “without cause” following a “change in control” of the Company.

Other Executive Officers

In December 2008, the Company entered into Change in Control Severance Agreements with Mr. Koziel, our Chief Financial Officer, Secretary and Treasurer (who resigned from the Company effective as of July 11, 2014), and Ms. Baue, Vice President and General Counsel, Chief Compliance Officer (CLO), which provide for certain payments and benefits if their employment is terminated without “cause” following a “change in control” of the Company. These agreements are intended to provide for continuity of management in the event of a “change in control”. These agreements do not provide for severance payments solely upon a “change in control”. The Compensation Committee believed it was appropriate to enter into these agreements due to the review of strategic alternatives announced in November 2008.

The terms of their Change in Control Severance Agreements are described below in the narrative following the “Summary Compensation Table”. The estimated payments and benefits to the named executive officers following termination of their employment without “cause” after a “change in control” of the Company, as determined as of December 30, 2013, are included below in the compensation table captioned  “Estimated Payments and Benefits Following a Change in Control” .

EXECUTIVE COMPENSATION TABLES AND OTHER INFORMATION

The following table summarizes compensation awarded to, earned by, or paid by the Company to its named executive officers for each of the last three completed fiscal years and two additional individuals who would have been included in this summary but for the fact that they were not serving as executive officers of the Company as of December 30, 2013.

Summary Compensation Table
Name	Year		Salary ($)	Stock Awards ($) (1)		Options Awards ($) (1)		Non- Equity Incentive Plan Compensation	All Other Compensation (2)	Grand Total

Stephen Edwards, Executive Chairman (3)	2013		229,808	83,000	(4)	—		—	43,246	229,808
	2012		100,000	—		—		—	36,000	208,508
	2011		—	71,000		—		—	22,556	93,556

Carin Stutz, CEO & President (5)	2013		232,617	—		—		—	247,523	480,140
	2012		460,000	142,000		—		—	128,512	730,512
	2011		—	—		—		—	—	—

William Koziel, CFO, Secretary & Treasurer (6)	2013	(7)	262,016	17,005		625	(8)	25,000	22,537	327,183
	2012		261,500	17,005		—		—	26,102	304,607
	2012		261,500	19,180		—		—	4,425	285,105

Vicki Baue, VP & General Counsel, CCO, & Ass’t Secretary (CLO)	2013	(7)	205,516	6,910		625	(8)	25,000	11,154	249,205
	2012		205,000	6,910		—		—	13,747	225,657
	2011		205,000	7,998		—		—	2,602	215,600

John Gohde, VP of Development (9)	2013		165,215	—		—		—	10,427	175,642
	2012		180,000	—		—		—	11,359	191,359
	2011		97,615	—		—		—	—	97,615

(1)	The amount in this column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for restricted stock and restricted stock unit awards granted during the fiscal year. The fair value of these awards has been determined based on the assumptions set forth in our Note on “Stock-Based Employee Compensation” included in our Consolidated Financial Statements as reported on Form 10-K. Additional information regarding the size of the awards is set forth in the notes to the “Grants of Plan-Based Awards” and “Outstanding Equity Awards” tables.

(2)	The amounts in this column are comprised of the items set forth below in the table captioned “All Other Compensation”.

(3)	Pursuant to his Letter Agreement dated January 25, 2013, effective as of January 1, 2013, as Executive Chairman of our Board, (a) Mr. Edwards was paid an annualized base salary in the gross amount of $100,000, payable in accordance with our payroll practices, and (b) he received, as a long-term incentive, 25,000 (post-reverse stock split adjusted) restricted shares of our common stock, as more fully described in Footnote (4) below. Additionally, Mr. Edwards received board fees and an annual stock award for his service on our Board, as more fully described below in the table captioned “Other Compensation” . On June 11, 2013, Mr. Edwards agreed to serve as our CEO and President and as a director, effective as of June 11, 2013. Pursuant to his Employment Agreement dated June 13, 2013, effective as of June 11, 2013, Mr. Edwards received an annual base salary equal to $350,000, and he was reimbursed for all reasonable out-of-pocket business expenses incurred by him in connection with his performance of services under his Employment Agreement. In accordance with the agreements under which his shares of restricted stock were granted, Mr. Edwards’ unvested shares of restricted stock will be forfeited and cancelled upon the expiration of his current term and concurrent resignation from all offices and positions with the Company and its affiliates, effective at the Annual Meeting.

(4)	Includes 25,000 (post-reverse stock split adjustment) restricted shares of our common stock granted to Stephen Edwards on January 31, 2013, having a fair market value of $3.32 per share on the award date, representing annual compensation received by Mr. Edwards for fiscal year 2013.

(5)	Carin Stutz voluntarily resigned her employment and all offices and positions with the Company on June 11, 2013. The specified price targets for her shares of restricted stock were not met during fiscal year 2013, and no shares vested during fiscal year 2013. All shares were unvested as of the effective date of her resignation. In accordance with the terms of her employment agreement and our Omnibus Plan under which her restricted stock was granted, all of the unvested shares were forfeited as of June 11, 2013.

(6)	In accordance with the terms of the agreements under which his stock options and shares of restricted stock were granted, Mr. Koziel’s unvested stock options and shares of restricted stock will be forfeited and cancelled upon the effective date of his resignation on July 11, 2014.

(7)	Includes discretionary cash incentive compensation paid to each of Vicki Baue, in the amount of $25,000, and to William Koziel, in the amount of $25,000, with respect to 2012 performance.

(8)	Represents the fair value, using the Black Scholes Valuation Model, of that portion of stock options that vested in fiscal 2013 for each of Vicki Baue and William Koziel.

(9)	John Gohde voluntarily resigned his employment and all offices and positions with the Company on January 13, 2014. In accordance with the terms of the agreements under which his restricted stock was granted, Mr. Gohde’s unvested shares of restricted stock were forfeited and cancelled on January 13, 2014.

The table set forth below lists the elements of “All Other Compensation” included in the Summary Compensation Table above:

All Other Compensation
Name	Fiscal Year	Health Insurance Premiums ($)	Employer’s Contribution to the Company’s Savings Plan ($)(a)	Board Compensation	Relocation ($)		Total ($)

Stephen Edwards (b)	2013	6,860	—	36,386	—		43,246

Carin Stutz	2013	10,446	—	—	237,077	(c)	247,523

William Koziel	2013	19,117	3,420	—	—		22,537

Vicki Baue	2013	8,473	2,681	—	—		11,154

John Gohde	2013	10,427	—	—	—		10,427

(a)	Named executive officers are eligible to participate in our 401(k) plan at the same rate that all other full-time employees are eligible to participate.

(b)	Mr. Edwards’ total compensation as a director on our Board in fiscal year 2013 was $43,246, comprised of reimbursed insurance premiums in the amount of $6,860, meeting fees earned in the amount of $11,386 and common stock in the amount of $25,000. This amount does not include the compensation paid to Mr. Edwards as Executive Chairman pursuant to his Employment Agreement with the Company, dated June 13, 2013, effective as of June 11, 2013, which is included in the “Summary Compensation Table” above.

(c)	Includes severance payments paid to Ms. Stutz after her resignation on June 11, 2013. In connection with Ms. Stutz’ resignation from the Company effective June 11, 2013, the Company and Ms. Stutz entered into a Letter Agreement, dated June 11, 2013. Pursuant to the Letter Agreement, notwithstanding the provisions of her Employment Agreement dated December 12, 2011, in consideration of the General Release of Claims in the form attached as Exhibit A to her Employment Agreement, (a) the Company will pay to Ms. Stutz an amount equal to 12 months of her base salary, payable in bi-monthly payments in accordance with our regular payroll schedule, and (b) her and her covered dependents will be entitled to continued participation on the same terms and conditions as applicable immediately prior to June 11, 2013, for 12 months in such medical, dental, hospitalization and life insurance coverage in which she and her eligible dependents were participating immediately prior to the termination date and will thereafter be entitled to COBRA continuation to the extent authorized under controlling law.

Executive Officer Agreements

Employment Agreements with Stephen Edwards.

Executive Chairman (Effective January 1, 2013). Pursuant to a Letter Agreement dated January 25, 2013, effective as of January 1, 2013, Stephen Edwards was re-appointed as Executive Chairman, extending his term to December 31, 2013. Pursuant to the terms of his Letter Agreement, we agreed to pay Mr. Edwards an annual base salary in the gross amount of $100,000, payable in accordance with our payroll practices. Also, as long-term incentive compensation, he received a grant of 25,000 (post-reverse stock split adjusted) restricted shares of our common stock, which vested 25%  on each of March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, so long as he remained continuously employed by the Company through the vesting date. The Company also agreed to reimburse Mr. Edwards for all reasonable business expenses according to our business expense reimbursement policies. Throughout the duration of his services as Executive Chairman, he continued to receive board fees, stock grants, and other benefits that other members of the Board receive. Effective as of June 11, 2013, Mr. Edwards resigned as Executive Chairman of the Board and agreed to serve as our CEO and President and as a director, on the terms summarized in the paragraph below.

CEO and President (Effective June 11, 2013). On June 13, 2013, we entered into an Employment Agreement with Mr. Edwards, effective as of June 11, 2013, pursuant to which he agreed to serve as our CEO and President. Under the terms of his Employment Agreement, we agreed to pay him an annualized gross base salary equal to $350,000, and to reimburse Mr. Edwards for all reasonable out-of-pocket business expenses incurred by him in connection with his performance of services under the employment agreement, including, without limitation, expenses incurred by or related to Mr. Edwards’ spouse or other immediate family member accompanying him on up to two (2) trips per month to either the Company’s headquarters or other travel conducted by Mr. Edwards in his capacity as CEO and President. Mr. Edwards will be reimbursed for his monthly health insurance premiums of approximately $1,100 per month. In addition, Mr. Edwards may participate in the Company’s 401(k) retirement plan. Mr. Edwards’ employment may be terminated by either party at any time for any reason. On March 17, 2014, Mr. Edwards resigned all offices and positions with the Company and agreed to serve as Executive Chairman of our Board, effective as of March 17, 2014, on the terms summarized above in the section above captioned “2014 Appointment of new Executive Chairman”.

Employment Agreement with William Koziel. On August 17, 2005, the Company entered into an oral employment agreement with Mr. Koziel. Pursuant to the terms of this agreement, Mr. Koziel served as Chief Financial Officer and was paid an annual base salary of $250,000. He was eligible to receive an annual performance cash incentive (bonus) of up to 50% of his annual base salary based upon attaining mutually agreed upon performance levels and restricted stock pursuant to the Omnibus Plan. Mr. Koziel entered into a confidentiality and non-compete agreement that includes customary non-competition and non-solicitation provisions. Mr. Koziel’s employment was terminable by either party at any time for any reason. Compensation was reviewed annually and was subject to adjustment.

Employment Agreement with Vicki Baue. In February 2007, the Company entered into an amended oral employment agreement with Vicki Baue to serve as our Vice President and General Counsel, Chief Compliance Officer and Chief Legal Officer. Pursuant to the terms of this agreement, as amended, Ms. Baue will receive an annual base salary of $205,000. She will also be eligible to receive an annual performance bonus of up to 30% of her annual base salary based on the attainment of mutually agreed upon performance levels and restricted stock pursuant to the Omnibus Plan. She entered into a confidentiality and non-solicitation agreement that includes customary non-solicitation provisions. Ms. Baue’s employment may be terminated by either party at any time for any reason. Compensation is reviewed annually and may be subject to adjustment.

Employment Agreement with Carin Stutz. On December 12, 2011, we entered into an employment agreement with Carin Stutz to serve as our CEO and President, effective as of January 1, 2012. Pursuant to the terms of her employment agreement, we agreed to pay Ms. Stutz an annual base salary in the gross amount of $460,000. She also had the ability to earn an annual cash incentive (bonus) of up to 100% of her annual base salary based upon the attainment of performance goals established by the Compensation Committee in consultation with Ms. Stutz and up to 50,000 (pre-reverse stock split adjusted) shares of our common stock in the form of restricted stock or restricted stock units. In accordance with the terms of her employment agreement, we granted to Ms. Stutz an initial grant of 1,000,000 (pre-reverse stock split adjusted) restricted shares of our common stock pursuant to the Omnibus Plan, which would vest over time and upon attainment of certain targets.

So long as the time vesting condition had been satisfied, the market vesting condition could have been satisfied at any time provided Ms. Stutz remained employed by the Company through and including the vesting date. Under her employment agreement, Ms. Stutz had agreed to retain, and not to transfer, at least 50% of this restricted stock with respect to which restrictions on transfer, sale or assignment may have lapsed.

Ms. Stutz was further entitled to the standard benefits available to our executive officers generally, including health insurance, life and disability coverage, and participation in our 401(k) Savings Plan. The agreement contained standard confidentiality, non-competition and non-solicitation provisions. Ms. Stutz was also entitled to reimbursement for reasonable out-of-pocket expenses incurred in connection with her relocation expenses and sale of her home up to $100,000.

Employment Agreement with John Gohde. In June, 2011, the Company entered into an oral employment agreement with John Gohde to serve as Vice President of Development. Pursuant to the terms of this agreement, we agreed to pay Mr. Gohde an annual base salary of $185,000. He was also eligible to receive an annual performance bonus of up to 30% of his annual base salary based on the attainment of mutually agreed upon performance levels and restricted stock pursuant to the Omnibus Plan. Mr. Gohde entered into a confidentiality and non-solicitation agreement that included customary non-competition and non-solicitation provisions. Compensation was reviewed annually and may have been subject to adjustment.

2013 Grants of Plan Based Awards

The following table provides additional information about stock and stock option awards and non-equity incentive plan awards granted to our named executive officers during the fiscal year ended December 30, 2013.

Grants of Plan-Based Awards (1)
Name	Grant Date	Estimated Potential Pay Out under Non- equity Incentive Plan Awards: Target ($)(2)	Actual Pay Out under Non- equity Incentive Plan Awards: ($) (3)	All Other Stock Awards: Number of Shares of Stock or Units (#) (4)	Grant Date Fair Value of Stock Awards ($)

Stephen Edwards	01/31/2013	—	—	25,000	56,125
	05/08/2013	—	—	8.928	25,000

Carin Stutz		460,000	—	—	—

William Koziel		130,750	25,000	6,250	4,375

Vicki Baue		61,500	25,000	6,250	4,375

John Gohde		54,000	—	—	—

(1)	The stock options were awarded under the Omnibus Plan.

(2)	These amounts reflect the amount of annual cash incentives that could have been awarded to the named executive officers in fiscal 2014 for fiscal 2013 performance.

(3)	Includes annual cash incentives awarded to named executive officers in fiscal 2013 for fiscal 2012 performance. There were no annual cash incentives awarded to named executive officers in fiscal 2014 for fiscal 2013 performance.

(4)	Includes shares (post-reverse stock split adjusted) of common stock that would be issuable upon exercise of stock options that were awarded in March 2013 to named executed officers as long-term equity awards in respect of fiscal year 2012. There were no long-term equity awards to named executive officers in fiscal 2014 for fiscal 2013 performance.

Unless otherwise agreed to by the Compensation Committee, shares of restricted stock granted under the Omnibus Plan generally vest 20% on the grant date and 20% annually thereafter on the next four anniversaries of the grant date, subject to continued employment by the Company. Pursuant to the terms of his employment agreement, the shares of restricted stock granted to Mr. Edwards on January 31, 2013 will vest according to the vesting schedule described under “Executive Officer Agreements ”. The shares of restricted stock granted to Grantees of restricted stock under the Omnibus Plan have all of the rights of stockholders with respect to restricted stock voting and dividend rights, subject to the terms of the Omnibus Plan.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table provides information about outstanding equity awards, including the vesting schedules, at December 30, 2013, for each of the named executive officers.

Outstanding Equity Awards at Fiscal Year End
			Option Awards (2)				Stock Awards (3)
Name	Grant Date (1)		Number of Securities Underlying Unexercised Options Exercisable #	Number of Securities Underlying Unexercised Options Unexercisable #	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested ($)

Stephen Edwards (4)	1/31/2013		—	—	—	—	—	—

Carin Stutz	—		—	—	—	—	—	—

William Koziel	8/23/2004	(a)	12,500	—	18.80	8/23/2014	—	—
	8/23/2004	(b)	3,745	—	18.80	8/23/2014	—	—
	12/31/2004		3,745	—	24.20	12/31/2014	—	—
	3/19/2013		1,250	5,000	2.80	3/19/2023	—	—
	3/9/2010		—	—	—	—	3,875	6,510
	3/2/2011		—	—	—	—	1,000	1,680

Vicki Baue	10/20/2004		6,250	—	5.20	10/20/2014	—	—
	3/19/2013		1,250	5,000	2.80	3/19/2023	—	—
	3/9/2010		—	—	—	—	1,500	2,520
	3/2/2011		—	—	—	—	500	840

John Gohde	—		—	—	—	—	—	—

(1)	For a better understanding of the information disclosed in this table, we have included an additional column showing the grant date of the stock options and shares of restricted stock or restricted stock units. Future vesting of stock options and shares of restricted stock is contingent upon the employee being continuously employed by the Company through each applicable vesting date (as set forth in the tables below). In accordance with the terms of the plans under which the stock options and shares of restricted stock or restricted stock units were granted, employees forfeit all stock options, restricted stock and restricted stock units previously awarded and remaining unvested on the date of termination of employment.

(2)	Stock options (post-reverse stock split adjusted) become exercisable based upon the following vesting schedules:

Grant Date	Stock Option Vesting Schedules

8/23/2004 (a)	25% on grant date and 25% annually on anniversary of grant date over 3 years
8/23/2004 (b)	20% annually on anniversary of grant date over 5 years
10/20/2004	20% annually on anniversary of grant date over 5 years
12/31/2004	20% on grant date and 20% annually on anniversary of grant date over 4 years
3/19/2013	20% on grant date and 20% annually on anniversary of grant date over 4 years

(3)    Shares (post-reverse stock split adjusted) of restricted stock vest based upon the following vesting schedules:

Grant Date	Restricted Stock Vesting Schedule

3/09/2010	20% on grant date and 20% annually on anniversary of grant date over 4 years
3/02/2011	20% on grant date and 20% annually on anniversary of grant date over 4 years

(4)
On January 31, 2013, Stephen Edwards was granted 25,000 (post-reverse stock split adjusted) shares of restricted common stock, pursuant to his re-appointment as Executive Chairman of the Board. These shares became fully vested during fiscal year 2013 at the rate of 25% on March 31, 2013, 25% on June 30, 2013, 25% on September 30, 2013 and 25% on December 31, 2013.

2013 Stock Vested

The following table provides additional information about the value realized by the named executive officers’ stock awards vesting during the fiscal year ended December 30, 2013. No stock option exercises occurred during fiscal year 2013.

Options Exercised and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

Stephen Edwards (2)	—	—	25,000	56,125

Carin Stutz	—	—	—	—

William Koziel	—	—	4,375	14,720

Vicki Baue	—	—	1,750	5,890

John Gohde	—	—	—	—

(1)	The value of these awards has been computed by multiplying the number of shares by the market value of the underlying shares on the vesting date.

(2)	Includes 25,000 (post-reverse stock split adjusted) shares of restricted common stock granted to Stephen Edwards on January 31, 2013, having a fair market of $3.32 per share (post-reverse stock split adjusted) on the award date, representing annual compensation received by Mr. Edwards for fiscal year 2013. Also, includes 8,928 (post-reverse stock split adjusted) shares of restricted stock granted to Mr. Edwards on May 8, 2013, having a fair market value of $2.80 per share (post-reverse stock split adjusted) on the award date, representing annual director stock compensation for the 2013 term.

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

Compensation Arrangements Upon Change-in-Control or Termination Without Cause After Change-in-Control

Upon termination of employment upon a “change in control” or without “cause” after a “change in control” of the Company, severance payments and reimbursement for continuation of medical and health benefits under COBRA may be paid to Ms. Baue, and could have been paid to Mr. Koziel prior to his resignation, in accordance with their “change in control” severance agreements with the Company, as described below.

Solely due to a “change in control” of the Company (whether or not their employment is terminated), all unvested shares of restricted stock and stock options previously awarded to employees (other than Mr. Dourney and Mr. Edwards) would automatically vest.

The estimated payments and benefits to Ms. Baue, and to Mr. Koziel prior to his resignation, following the termination of their employment upon a “change in control” or without “cause” after a “change in control” of the Company, as determined as of December 30, 2013, are included below in the compensation table captioned “Estimated Benefits Upon or Following a Change in Control” .

Change in Control Defined

Pursuant to the terms of Ms. Baue’s and Mr. Koziel’s Change in Control Severance Agreements, a “change in control” of the Company is generally defined as follows:

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

The estimated payments and benefits to named executive officers upon or following a “change in control” of the Company, as determined as of December 30, 2013, are summarized in the following table.

Estimated Benefits Upon or Following a Change in Control
	Early Vesting of Stock Options (1) (2)		Early Vesting of Shares or Units of Stock (2)		Severance Payments (3)	COBRA (3)
Name	#	($)	#	($)	($)	($)

Stephen Edwards	—	—	—	—	—	—

Carin Stutz	—	—	—	—	—	—

William Koziel (4)	5,000	8,400	4,875	8,190	261,500	19,117

Vicki Baue	5,000	8,400	2,000	3,360	205,000	8,473

John Gohde	—	—	—	—	—	—

(1)	The values in this table are based on the closing price of our stock on December 30, 2013.

(2)	Solely due to a “change in control” of the Company, all unvested shares of restricted stock and unvested stock options previously awarded would automatically vest.

(3)	Severance payments and reimbursement for COBRA premiums would be payable to these named executive officers upon termination of their employment upon a “change in control” or without “cause” following a “change in control”.

(4)	Subsequent to December 30, 2013, Mr. Koziel resigned his employment and all offices and positions with the Company and its affiliates, effective July 11, 2014.

Compensation Arrangements for Termination of Employment Without Cause (other than Change in Control)

Other than as discussed above with respect to a "change in control", the named executive officers are not covered under severance agreements or a general severance plan, and any severance benefits payable to them would be determined by the Compensation Committee in its discretion.

Potential Costs upon Termination for Cause

Upon termination of employment with “cause”, named executive officers would be paid salary and benefits accrued through the effective date of termination, representing earned but unpaid base salary and any accrued but unused vacation, and all unvested shares of restricted stock and stock options previously granted would be forfeited as of the effective date of such termination.

Payments upon Death

Under our benefits program, all of our eligible employees, including the named executive officers, receive basic life insurance in an amount equal to one time their annual base salary up to a maximum amount of $150,000, and they have the option to purchase additional life insurance in an amount that, together with their basic life insurance, does not exceed $500,000.  Under the terms of our restricted stock, stock option or restricted stock unit agreements, typically all unvested shares of restricted stock, stock options and restricted stock units previously granted to employees (other than Mr. Dourney and Mr. Edwards) would automatically fully vest.

COMPENSATION OF DIRECTORS

Annual compensation for non-employee directors for 2013 was comprised of cash compensation and equity-based compensation in the form of shares of restricted stock. Each of these components is described in more detail below. Except as otherwise approved by the independent directors of the Board, employee directors do not receive any compensation in connection with their director service.

The following table summarizes the compensation paid to our non-employee directors for service on the Board during fiscal 2013:

2013 Director Compensation (1)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)(3)		All Other Compensation ($)	Total

Mark Demilio	25,391	25,000		---	50,391
Jean Birch (4)	2,500	12,122		---	14,622
Michael Collins (4)	2,500	12,122		---	14,622
Creed Ford III	8,000	---	(5)	---	8,000
Robert Merritt	23,000	25,000		---	48,000
Michael O’Donnell	33,000	25,000		---	58,000
Karl Okamoto	24,609	25,000		---	49,609

(1)	Includes only directors who were non-employee directors at all times during fiscal 2013 (and does not include Patrick Bennett, a non-employee director, appointed to the Board in April 2014). See the Summary Compensation Table for compensation of employee-directors.

(2)	Each non-employee director is awarded common stock in the amount of $25,000 per year (pro-rated for any partial year) pursuant to the Amended and Restated Così, Inc. Non-Employee Director Stock Incentive Plan. The value of the stock award includes the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Our accounting treatment for equity awards is set forth in our 2013 Consolidated Financial Statements as reported on Form 10-K. As of the end of fiscal year 2013, there were no unvested stock awards and no stock option awards for non-employee directors outstanding.

(3)	On May 8, 2013, each of the non-employee directors was awarded, on a post-reverse stock basis, 8,928 shares of our common stock, having a fair value of $2.80 per share on the award date, representing the annual non-employee director stock compensation.

(4)	On November 12, 2013, Jean Birch and Michael Collins were appointed to the Board of Directors. Ms. Birch and Mr. Collins each received a pro-rated cash fee in the amount of $2,500 and 5,436 shares of our common stock, having a fair value of $2.23 per share on the award date, representing the annual non-employee director compensation pro-rated for the balance of the 2013 term.

(5)	Creed Ford, III, elected not to stand for re-election at the expiration of his term in May 2013, and these amounts reflect compensation received by Mr. Ford in 2013 for the 2012 term.

Description of Non-Employee Director Compensation

The Nominating/Corporate Governance Committee and the Compensation Committee annually review the compensation of directors. During 2013, directors who were not employees of the Company or any of its subsidiaries received compensation for their service on the Board and were eligible to participate in the Amended and Restated Così, Inc. Non-Employee Director Stock Incentive Plan (“Non-Employee Director SIP”), as described below. Messrs. Collins, Demilio, Ford, Merritt, O’Donnell and Okamoto and Ms. Birch were independent directors during fiscal 2013. Stephen Edwards was an employee of the Company while serving as Executive Chairman from January 1, 2012, to June 11, 2013, and while serving as CEO and President from June 11, 2013, to March 17, 2014, and his compensation is summarized in the table below captioned “Summary Compensation”. As CEO and President from January 1, 2012, until June 11, 2013, Carin Stutz was not compensated for serving as a director on the Board during her employment in fiscal 2013.

The Company paid the following cash compensation in quarterly payments during the 2013 fiscal year to its non-employee directors. The Company awards the annual common stock grant on the day of our Annual Meeting.

Annual Board Retainer	$10,000
Annual Board Chair Retainer	$20,000
Annual Audit Committee Chair Retainer	$10,000
Annual Compensation Committee Chair Retainer	$5,000
Board Meeting In-Person Attendance Fees (per meeting)	$2,000
Board Meeting Telephonic Attendance Fees (per meeting)	$1,000
Annual Stock Grant	Value equal to $25,000

Directors are also reimbursed for out-of-pocket expenses incurred in connection with their service as directors.

Amended and Restated Così, Inc. Non-Employee Director Stock Incentive Plan

The Amended and Restated Così, Inc. Non-Employee Director Stock Incentive Plan, as approved at the 2004 Annual Meeting of Stockholders, provides for (i) automatic grants of shares of our common stock to non-employee directors and (ii) discretionary grants of non-qualified stock options and stock appreciation rights (“SARs”) to non-employee directors. The Board has the discretionary authority to determine the eligibility of non-employee directors to receive stock options and SARs, the time or times at which the options or SARs may be exercised and whether all of the options or SARs may be exercised at one time or in increments. Under the terms of the plan, each non-employee director annually receives an automatic grant of our common stock having a fair value of $25,000 at the time of the award. A total of 250,000 shares of our common stock were reserved for issuance under the Amended and Restated Così, Inc. Non-Employee Director Stock Incentive Plan. As of May 2009, all of the shares reserved for issuance under the plan were issued, and the grants to non-employee directors in May 2013 were made under the Così, Inc. 2005 Omnibus Long-Term Incentive Program, as amended.

Chairman of the Board

Non-Executive Chairman of the Board

Mark Demilio served as the non-executive Chairman of the Board from June 11, 2013, to March 17, 2014. While serving as non-executive Chairman of the Board, Mr. Demilio was paid an annual Board retainer of $10,000 plus an annual retainer of $20,000, in addition to the annual stock grant of the Company’s common stock having a fair value of $25,000 at the time of award granted to the Company’s non-employee directors. He was also paid for all Board meetings attended at the rate of $2,000 per meeting for in-person meetings and $1,000 per meeting for teleconference meetings, and he was also reimbursed for out-of-pocket expenses incurred in connection with his services as a director. The total compensation paid to Mr. Demilio in fiscal year 2013 as a director is summarized in the table above captioned “2013 Director Compensation”.

Executive Chairman of the Board

Pursuant to his Letter Agreement dated January 25, 2013, Stephen Edwards was re-appointed as Executive Chairman of the Board, effective as of January 1, 2013, on the same terms as his 2012 agreement. While serving as Executive Chairman of the Board, Mr. Edwards was paid an annual base salary in the gross amount of $100,000 per year, net of applicable withholding taxes and other applicable deductions, payable in bi-weekly installments in accordance with the Company’s payroll practices in effect from time to time. On January 1, 2013, Mr. Edwards was also awarded 100,000 shares our common stock, which vested in equal quarterly installments at the end of each calendar quarter during calendar year 2013. Mr. Edwards received an annual stock grant of our common stock equal to $25,000 and was paid for any Board meetings attended at the rate of $2,000 per meeting for in-person meetings and $1,000 and for teleconference meetings, and we reimbursed him for out-of-pocket expenses incurred in connection with his service as a director. Mr. Edwards served as Executive Chairman of the Board until June 11, 2013. The total compensation paid to Mr. Edwards in fiscal year 2013 as a director is summarized in the table below captioned “Summary Compensation” .

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee makes all compensation decisions required to be made by the Compensation Committee pursuant to the Compensation Committee’s Charter. The current members of the Compensation Committee are Mr. Demilio, as Chairman, and Ms. Birch. None of the Compensation Committee members has served as an officer or employee of the Compensation Committee, except that Mark Demilio served as Interim CEO of the Company from August 29, 2011, to December 31, 2011. Based upon review of the NASDAQ “independence standards”, the other independent directors of the Board unanimously determined Mark Demilio to be “independent” in March 2014.  No interlocking relationship exists between our Board or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 30, 2014, with respect to our equity-based compensation plans under which shares of our common stock may be issued.

Equity Compensation Plan Information (1)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)

Equity compensation plans approved by stockholders	53,514	$12.05	578,416

Equity compensation plans not approved by stockholders	None	None	None

Total	53,514	$12.05	578,416

(1)	The information in this chart is determined as of December 30, 2013.

(2)	The totals in this column reflect outstanding stock options, as the Company has not granted warrants or rights to employees.

(3)	The totals in this column pertain to the Omnibus Plan, which was approved by stockholders and implemented in May 2005 and amended in May 2012. There are no other long-term incentive plans applicable to employees in effect as of March 15, 2012.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Security Ownership of Certain Beneficial Owners

As of July 7, 2014, the following are the only persons known to the Company to be the beneficial owners of more than 5% of our outstanding shares of common stock.

Beneficial Owners of More Than 5% Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock Beneficially Owned (1)

Lloyd I. Miller, III 222 Lakeview Avenue, Suite 160-365 West Palm Beach, Florida 33401	3,804,124	(2)	18.72%

ZAM Equities, L.P. c/o Morton Holdings, Inc. 283 Greenwich Avenue Greenwich, Connecticut 06830	1,154,766	(3)	5.98%

(1)	Ownership percentages are based on 19,314,849 shares of our common stock outstanding as of July 7, 2014. In computing the number of shares of our common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed outstanding shares of common stock subject to options or warrants held by that person or entity that are currently exercisable within sixty days of July 7, 2014. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

(2)	This information is based on a Schedule 13D filed with the SEC on April 18, 2014, by Lloyd I. Miller, III (“Miller”). According to the Schedule 13D, Miller beneficially owns and has sole voting and sole dispositive power over 3,791,107 shares or 18.66% of the total shares of our common stock as (i) the manager of a limited liability company that is the general partner of a certain limited partnership, (ii) the manager of a limited liability company that is the advisor to certain trusts, (iii) the manager of a limited liability company, (iv) the trustee to a certain irrevocable trust, and (v) an individual. These shares include (i) 2,704,124 shares of common stock and (ii) the warrant to purchase up to 1,100,000 shares of common stock at an exercise price of $0.01. Miller also has shared voting and shared dispositive power over 13,017 shares or 0.06% of the total shares of our common stock as an advisor to the trustee of a certain trust.

(3)	This information is based on a Schedule 13G/A filed with the SEC on February 14, 2011, by ZAM Equities, L.P. (“ZAM Equities”), a Delaware limited partnership, Morton Holdings, Inc. (“Morton Holdings”), a Delaware corporation, and Philip B. Korsant (“Korsant”). According to the Schedule 13G/A, ZAM Equities, Morton Holdings, and Korsant, collectively, beneficially own and have shared voting and shared dispositive power over 1,154,766 (post-reverse split adjusted) shares or 5.98%, and Morton Holdings, as the general partner of ZAM Equities, and Korsant, as the sole shareholder of Morton Holdings, may have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares held in the name of ZAM Equities.

The determination that there were no other persons, entities, or groups known to the Company to beneficially own more than 5% of our common stock was based on a review of our internal records and of all statements filed with respect to the Company since the beginning of the past fiscal year with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(d) or 13(g) of the Exchange Act.

Security Ownership of Management and Directors

The following table sets forth certain information regarding ownership of our common stock as of July 7, 2014, by (i) each of the members of our Board of Directors, (ii) each of our executive officers named in the “Summary Compensation Table” under “Executive Compensation” below, and (iii) all directors and executive officers of the Company as a group. All shares were owned directly with sole voting and investment power unless otherwise indicated.

Security Ownership of Management and Directors
Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned (2)

Stephen Edwards	620,959	(3)	3.21%

Patrick Bennett	1,751	(4)	*

Jean Birch	5,436		*

Michael Collins	5,436		*

Mark Demilio	152,374		*

Robert Merritt	144,966		*

Creed L. Ford, III	192,019		*

Michael O’Donnell	60,222		*

Karl Okamoto	64,627		*

Carin Stutz	212,054		1.10%

William Koziel	90,961	(5)	*

Vicki Baue	48,003	(6)	*

John Gohde	3,723		*

All executive officers and directors as a group (13 persons)	1,602,551	(7)	8.28%

*    Represents less than 1%.

(1)	Each person listed in the table is or was a director or named executive officer of the Company, with an address at c/o Così, Inc., 294 Washington Street, Suite 510, Boston, Massachusetts 02108.

(2)	Ownership percentages are based on 19,314,849 shares of our common stock outstanding as of July 7, 2014. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable within sixty days of July 7, 2014. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(3)	Includes 200,000 shares of restricted stock granted to Stephen Edwards on March 17, 2014, of which 50% became fully vested on March 17, 2014, and the remaining 50% of which vest in 4 equal quarterly installments over the course of the year ending on March 17, 2015. Accordingly, 25,000 shares vested on June 17, 2014. Given Mr. Edwards decision to not stand for re-election to the Board at the Annual Meeting, the remaining 75,000 shares will not vest and will be forfeited at that time. Also includes 81 shares of the Company’s common stock for which Mr. Edwards is the custodian on the account.

(4)	These shares of restricted stock were granted to Patrick Bennett on April 14, 2014, as non-employee director stock compensation pro-rated for the balance of the 2013 term.

(5)	Includes 21,240 shares of our common stock issuable upon exercise of outstanding options at a weighted average exercise price of $18.81 per share.

(6)	Includes 7,500 shares of our common stock issuable upon exercise of outstanding options at a weighted average exercise price of $17.18 per share.

(7)	These 13 persons include all current members of our Board of Directors and the named executive officers detailed under “Information About the Nominees, the Continuing Directors and Executive Officers” below.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

No director, executive officer or stockholder who is known to the Company to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of such director, executive officer or stockholder, has a direct or indirect material interest in any transaction since the beginning of fiscal 2013, or any currently proposed transaction, in which the Company or one of its subsidiaries is a party and the amount involved exceeds $120,000.

The Company has a written policy with respect to the review, approval and ratification of related person transactions. This policy applies to any transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in which (i) the aggregate amount involved will or may be expected to exceed $50,000 in any fiscal year; (ii) the Company is a participant and (iii) any “related person” (defined as a director, director nominee, an executive officer or someone who owns more than 5% of our common shares, or an immediate family member of any of the foregoing persons, with certain exceptions) has or will have a direct or indirect interest. Under the policy, our General Counsel will determine whether a transaction meets the definition of a related person transaction that will require review by the Audit Committee. The Audit Committee will review all related person transactions referred to them and, based on the relevant facts and circumstances, will decide whether or not to approve such transactions. Only those transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders will be approved. If the Company becomes aware of an existing related person transaction that was not approved under this policy, the matter will be referred to the Audit Committee, and the Audit Committee will evaluate all options available, including ratification, amendment or termination of the transaction.

DIRECTOR INDEPENDENCE

It is the policy of the Company that the Board consists of a majority of independent directors who meet the independence requirements of the NASDAQ Marketplace Rules.

The Board has affirmatively determined that six of its eight directors, including all members of the Audit, Compensation and Nominating/Corporate Governance Committees, are “independent” as defined by the listing standards of The NASDAQ Capital Market (“NASDAQ”) and all applicable rules and regulations of the SEC. The six independent directors are Patrick Bennett, Jean Birch, Michael Collins, Mark Demilio, Robert Merritt, and Michael O’Donnell. Creed L. Ford, III, who elected not to stand for re-election to the Board upon expiration of his term at the 2013 Annual Meeting of Shareholders, and Karl Okamoto, who resigned as of April 14, 2014, were also independent directors.

On May 27, 2014, Stephen Edwards notified the Board that he will not stand for re-election to the Board upon expiration of his current term expiring at the Annual Meeting.  On June 6, 2014, Robert Merritt notified the Board that he will not stand for re-election to the Board upon expiration of his current term expiring at the Annual Meeting.  On June 11, 2014, the Board reduced the size of the Board to six members, effective at the Annual Meeting.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table presents the aggregate fees billed for professional services rendered by BDO USA, LLP in fiscal years 2013 and 2012. Other than as set forth below, no professional services were rendered or fees billed by BDO USA, LLP during fiscal years 2013 and 2012.

BDO USA, LLP
	FY 2013 Total	FY 2012 Total
Audit Fees (1)	$244,000	$252,000

Audit-Related Fees (2)	$13,560	$13,375

Tax Fees (3)	$49,000	$49,000

All Other Fees	—	—

TOTAL	$306,550	$314,387

(1)	Audit fees consist of professional services rendered for the audit of our consolidated annual financial statements and the reviews of our quarterly financial statements. This category also includes fees for work related to the requirements of Section 404 of the Sarbanes Oxley Act, review of the Annual Franchise Disclosure Document in connection with state franchise registrations, and the issuance of comfort letters, consents, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of professional services rendered for the audit of our 401(k) plan.

(3)	Tax fees consist of fees for professional services rendered to the Company for tax compliance, tax advice and tax planning, including a study relating to Section 382 of the Internal Revenue Code of 1986, as amended, with respect to the availability of certain tax benefits.

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

Prior to engaging BDO USA, LLP to render the above services, and pursuant to its charter, the Audit Committee approved the engagement for each of the above services and determined that the provision of such services by the independent registered public accounting firm was compatible with the maintenance of BDO USA, LLP’s independence in the conduct of its auditing services.

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

1.	Audit Services include audit work performed on the financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

2.	Audit-Related Services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.	Tax Services include all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax analysis; assisting with coordination of execution of tax related activities, primarily in the area of corporate development; supporting other tax related regulatory requirements; and tax compliance and reporting.

4.	Other Services are those associated with services not captured in the other categories. The Company generally does not request such services from the independent registered public accounting firm.

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

COSI, INC.

	By:	/s/ SCOTT CARLOCK
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: September 8, 2014

EXHIBIT INDEX

Exhibit No.	Description

31.1	Filed herewith Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Filed herewith Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.