Form 10-Q
period 2014-09-29
COSI INC
filed 2014-11-13
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 29, 2014

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

Number of shares of Common Stock, $.01 par value, outstanding as of November 7, 2014: 25,016,887

COSI, INC.

Index to Form 10-Q
For the nine-month period ended September 29, 2014

Index
PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

Cosi, Inc.
Consolidated Balance Sheets
As of September 29, 2014 and December 30, 2013
(dollars in thousands)

	September 29, 2014	December 30, 2013
Assets
Current assets:
Cash and cash equivalents	$6,113	$6,021
Accounts receivable, net	799	594
Notes receivable, current portion	551	551
Inventories	768	779
Prepaid expenses and other current assets	454	1,348
Total current assets	8,685	9,293

Furniture and fixtures, equipment and leasehold improvements, net	6,768	8,195
Other assets	1,411	1,115
Total assets	$16,864	$18,603

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,023	$2,462
Accrued expenses	6,591	9,088
Deferred franchise revenue	18	18
Current portion of other long-term liabilities	497	196
Total current liabilities	10,129	11,764

Long-term debt	6,154	-
Deferred franchise revenue	1,966	1,931
Other long-term liabilities, net of current portion	1,530	2,189
Total liabilities	19,779	15,884

Stockholders' deficit:
Common stock - $.01 par value; 100,000,000 shares authorized, 24,547,257 and 18,106,979 shares issued, respectively	245	181
Additional paid-in capital	303,571	297,181
Treasury stock, 59,886 shares at cost	(1,198)	(1,198)
Accumulated deficit	(305,533)	(293,445)
Total stockholders' (deficit) equity	(2,915)	2,719
Total liabilities and stockholders' (deficit) equity	$16,864	$18,603

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine Month Periods Ended September 29, 2014 and September 30, 2013
(dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$18,574	$20,602	$56,309	$64,112
Franchise fees and royalties	635	810	1,945	2,269
Total revenues	19,209	21,412	58,254	66,381

Costs and expenses:
Cost of food and beverage	5,087	5,177	14,624	15,900
Restaurant labor and related benefits	7,114	8,172	21,640	24,480
Occupancy and other restaurant operating expenses	6,816	7,231	20,896	21,900
	19,017	20,580	57,160	62,280
General and administrative expenses	3,110	2,565	9,164	8,463
Depreciation and amortization	573	674	1,812	2,094
Restaurant pre-opening expenses	-	18	-	29
Provision for losses on asset impairments and disposals	317	5	437	699
Lease termination expense and closed store costs	62	34	1,317	181
Gain on sale of assets	-	-	(50)	-
Total costs and expenses	23,079	23,876	69,840	73,746

Operating loss	(3,870)	(2,464)	(11,586)	(7,365)

Interest expense	(335)	-	(574)	-
Other income	57	9	72	34

Net loss and comprehensive loss	$(4,148)	$(2,455)	$(12,088)	$(7,331)

Per Share Data:
Loss per share, basic and diluted	$(0.20)	$(0.14)	$(0.64)	$(0.41)

Weighted average shares outstanding	20,334,567	18,012,465	18,846,038	17,983,620

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statement of Stockholders' Equity
For the Nine Months Ended Septmeber 29, 2014
(unaudited)
(dollars in thousands, except share data)

		Common Stock		Treasury Stock
	Number of Shares	Amount	Additional Paid In Capital	Number of Shares	Amount	Accumulated Deficit	Total

Balance, December 30, 2013	18,106,979	$181	$297,181	59,886	$(1,198)	$(293,445)	$2,719

Issuance of common stock (1)	3,889,613	39	4,434	-	-	-	4,473
Issuance of restricted stock, net	1,374,064	14	(14)	-	-	-	-
Stock-based compensation	76,601	-	399	-	-	-	399
Issuance of stock warrants (2)	-	-	1,571	-	-	-	1,571
Exercise of warrants to purchase common stock (3)	1,100,000	11	-	-	-	-	11
Net loss	-	-	-	-	-	(12,088)	(12,088)

Balance, September 29, 2014	24,547,257	$245	$303,571	59,886	$(1,198)	$(305,533)	$(2,915)

(1)	Represents proceeds from Stock Purchase Agreement for the purchase of approximately 3.9 million of unregistered shares completed on August 22, 2014

(2)
Represents the relative value of proceeds from issuance of Senior Secured Promissory Notes and related stock warrants for MILFAM II L.P. and AB Opportunity Fund LLC & AB Value Partners L.P., of $1,027 and $544, respectively, as of the issuance date

(3)	Represents proceeds exercise of warrants in order to purchase 1.1 million of unregistered shares completed on September 16, 2014

Index
Cosi, Inc.
Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended September 29, 2014 and September 30, 2013
(dollars in thousands)

	September 29, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(12,088)	$(7,331)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,812	2,094
Non-cash portion of asset impairments and disposals	336	699
Provision for bad debts	(7)	32
Stock-based compensation expense	399	61
Interest expense	574	-
Changes in operating assets and liabilities:
Accounts receivable	(195)	568
Notes receivable	-	40
Inventories	11	29
Prepaid expenses and other current assets	898	1,135
Other assets	-	(74)
Accounts payable and accrued expenses	(1,934)	(2,480)
Deferred franchise revenue	-	(18)
Lease termination accrual	340	(8)
Other liabilities	(964)	(242)
Net cash used in operating activities	(10,818)	(5,495)

Cash flows from investing activities:
Capital expenditures	(721)	(1,670)
Proceeds from sale of assets	50	-
Net cash used in investing activities	(671)	(1,670)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	7,500	-
Proceeds from issuance of common stock	4,473	-
Proceeds from exercise of warrants to purchase common stock	11	-
Long-term debt issuance costs	(403)	-
Net cash provided by financing activities	11,581	-

Net increase (decrease) in cash and cash equivalents	92	(7,165)
Cash and cash equivalents, beginning of period	6,021	15,417
Cash and cash equivalents, end of period	$6,113	$8,252

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Corporate franchise and income taxes	$211	$86

Non-cash financing activities:
Issuance of stock warrants	$1,571	$-

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

The results for the three and nine-month periods ended September 29, 2014 and September 30, 2013 are not indicative of the results for the full fiscal year.

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

Note 2 – Stock-Based Compensation Expense

A summary of non-cash, stock-based compensation expense is as follows:

	For the Three Months Ended		For the Nine Months Ended
	(in thousands)		(in thousands)
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013

Stock option compensation expense	$-	$-	$-	$6
Restricted stock compensation expense (credit), net of forfeitures	100	66	399	55
Total non-cash, stock-based compensation expense (credit), net of forfeitures	$100	$66	$399	$61

As of September 29, 2014, the unrecognized compensation expense related to stock options and restricted shares of common stock granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan, as amended, which was amended and restated as of August 26, 2014 (the “2005 Plan”), was approximately $1.0 million and is being recognized on a straight-line basis over the remaining vesting period through fiscal 2018.

Pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted 170,000 shares of restricted common stock to key employees during the third quarter of 2014, of which 50% of the shares vest over time (“Time-Vested Shares”) and 50% of the shares vest based on performance (“Performance-Vested Shares”), which based on the schedules set forth on the following page.

Index
During the nine months ended September 29, 2014, we granted 1,374,064 shares of restricted common stock to key employees.  The vesting of 200,000 of these shares occurs as follows: (i) 50% of the grant vested on the grant date and (ii) the remaining 50% vest in four equal quarterly installments through March 2015 provided that at each such date the employee continues to be employed by the Company.  The rest of the shares granted during the nine months of fiscal 2014 are subject to the following vesting schedules:

(a)           Time-Vested Shares vest in four equal installments, with 25% vesting on each of the first, second, third and fourth anniversaries of the date of grant, provided that the employee remains in the continuous employ of the Company through each such vesting date.

(b)          Performance-Vested Shares vest in four equal installments, provided that the employee remains in the continuous employment of the Company from and after the date of award and through the respective vesting dates set forth below and the specified price targets set forth below for the Company’s common stock are achieved:

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

The value of the shares for the grants made during the third quarter of fiscal 2014, based on the closing price of our common stock on the date of the grants, was approximately $0.2 million.

In the three months ended September 29, 2014, we issued 74,850 of our restricted common stock to members of the Board of Directors under the 2005 Plan and pursuant to the Non-Employee Directors Stock Incentive Plan. These shares had an aggregate value of approximately $0.1 million in 2014 and vested upon issuance.  We did not grant any shares of common stock to employees or members of the Board of Directors in the three months ended September 30, 2013.

In the nine months ended September 29, 2014 and September 30, 2013, we issued 76,601 and 44,640 shares, respectively, of our restricted common stock to members of the Board of Directors under the 2005 Plan and pursuant to the Non-Employee Directors Stock Incentive Plan. These shares had an aggregate value of approximately $0.1 million in both the nine months ended September 29, 2014 and September 30, 2013 and vested upon issuance.

During the three months ended September 29, 2014 and September 30, 2013, 77,475 and 2,000 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.1 million in the third quarter of 2014 and was immaterial in the third quarter of 2013.

During the nine months ended September 29, 2014 and September 30, 2013, 77,575 and 256,725 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was immaterial in the nine months ended September 29, 2014 and approximately $0.7 million in the nine months ended September 30, 2013.

Note 3 –Fair Value Measurements

The Company’s 550,000 stock warrants at September 29, 2014 have been valued as of the issuance date at $0.7 million based on the Black-Scholes model. Inputs into the warrant valuation include expected life of warrants, risk-free interest rates, and stock volatility. As all significant inputs are market-based and observable, warrants are categorized in Level 2 of the fair value hierarchy.

Index
Note 4 – Earnings Per Share

	For the Three Months Ended		For the Nine Months Ended
	(net loss in thousands)		(net loss in thousands)
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
Net loss and comprehensive loss	$(4,148)	$(2,455)	$(12,088)	$(7,331)
Shares:
Weighted average number of shares outstanding	20,334,567	18,012,465	18,846,038	17,983,620

Basic and diluted loss per share	$(0.20)	$(0.14)	$(0.64)	$(0.41)

Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. As of September 29, 2014 and September 30, 2013, there were 1,175,064 and 17,575 unvested restricted shares of common stock outstanding, respectively, and 3,750 and 53,652 out-of-the-money stock options to purchase shares of common stock, respectively. In addition, as of September 29, 2014, there were 550,000 of outstanding warrants to purchase shares of common stock. The unvested restricted shares and the outstanding stock options and warrants meet the requirements for participating securities but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive.

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

We did not record any impairment charges during the three and nine months ended September 29, 2014. Additionally, during the three months ended September 30, 2013, we did not record any impairment charges.  During the nine months ended September 30, 2013, we recorded asset impairment charges of approximately $0.7 million.

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

During the nine months ended September 29, 2014, the Company incurred and recorded $1.3 million of lease termination charges that relate to the closing of 10 Company-owned restaurants.  The lease termination costs that we recorded during the three months ended September 29, 2014 were not material as a majority of the costs had been accrued during the second quarter of 2014.

Index
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

As of December 30, 2013, we had net operating loss (“NOL”) carryforwards of approximately $226.0 million for U.S. federal income tax purposes. Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income, possibly reducing the amount of cash available to the corporation to satisfy its obligations. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three-year period. We do not believe the sale of common stock that we completed as of August 22, 2014 (see Note 9), the exercise of MILFAM’s right to purchase 1.1 million shares of the Company’s common stock completed on September 16, 2014 (see Note 10), or the rights offering and related sale of common stock that we completed in fiscal year 2012 has triggered an ownership change. In addition, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.  The purchase of shares of our common stock pursuant to the registration statement on Form S-1 that we filed on September 26, 2014 for a rights offering to our existing shareholders may trigger an ownership change with respect to our stock (see Note 11).

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

Index
Note 9 – Stock Purchase Agreement

On August 22, 2014, the Company sold 3,367,874 unregistered shares of the Company’s common stock, par value of $0.01 per share, at a purchase price of $1.15 per share to Plaisance Fund, LP, a fund managed by Janus Capital Management LLC, for gross proceeds of $3,873,055 and concurrently therewith sold 521,739 unregistered shares of the Company’s common stock, par value of $0.01 per share, at a purchase price of $1.15 per share to Lloyd I. Miller Trust C for gross proceeds of $600,000.

Note 10 – Debt

On April 14, 2014, the Company entered into a $5.0 million Senior Secured Promissory Note Agreement with MILFAM II L. P. (the “MILFAM Note” and the “MILFAM Note Agreement”, respectively). The MILFAM Note bears interest at nine percent (9%) per annum, compounded semi-annually, and payable in arrears on a semi-annual basis. At the Company’s option, the first two semi-annual interest payments may be paid at eleven percent (11%) in kind in the form of additional promissory notes. The principal obligations under the MILFAM Note are due three (3) years from the effective date of the MILFAM Note. The MILFAM Note Agreement provided for the payment of a finance fee of 3.5% of the principal amount of the MILFAM Note at closing as well as providing a warrant exercisable to purchase up to 1.1 million shares of the Company’s common stock at an exercise price per share of $0.01. The warrant would not be exercisable to the extent that doing so resulted in the MILFAM and any related parties, in the aggregate, owning more than 19.9% of the Company’s common stock. Further, until all of the obligations under the MILFAM Note are paid in full, MILFAM will have the right to participate in any future financing transactions consummated by the Company in an amount up to the greater of 1) the then-outstanding balance of obligations under the MILFAM Note and 2) $4.0 million. The MILFAM Note is guaranteed by the Company’s subsidiaries and secured by a lien on all assets of the Company and its subsidiaries. Mr. Lloyd I. Miller, III, is the manager of MILFAM LLC, which is the general partner of MILFAM.  Mr. Miller is also a significant shareholder of the Company.

On September 16, 2014, 1.1 million of the warrants provided under the MILFAM Note Agreement were exercised in order to purchase 1.1 million unregistered shares of the Company’s common stock at an exercise price of $0.01 per share, resulting in an aggregate purchase price of $11,000.  At June 30, 2014, the Company’s 1,650,000 stock warrants included the 1.1 million provided under the MILFAM Note Agreement and were carried at a fair value as of the issuance date of approximately $1.3 million based on the Black-Scholes model using the following assumptions:

Expected life (in years)	3

Volatility	63.86%

Risk Free interest rate	81.83%

Dividend yield (on comon stock)	0

As of the issuance date, the relative value of the warrants was $1.0 million, which was the amount recorded as debt discount, with an offset to additional paid-in capital. The debt discount will be amortized over the life of the Notes, three years, and charged to interest expense using the effective interest rate calculation method.

On May 20, 2014, the Company entered into a $2.5 million Senior Secured Note Purchase Agreement with AB Opportunity Fund LLC and AB Value Partners, L.P. (the “AB Notes”, the “AB Note Agreement”, and the “AB Entities”, respectively). The AB Notes are payable in full on the third anniversary from the effective date of the AB Notes. Interest will accrue at the rate of nine percent (9%), compounded semi-annually, and will be paid in arrears semi-annually, provided that the Company, at its option, may elect to pay the first two semi-annual interest payments at a rate of eleven percent (11%) in kind in the form of additional promissory notes. As consideration for the AB Notes, the Company provided a fee of 3.5% of the principal amount of the AB Notes and warrants exercisable to purchase up to an aggregate, initially, of 550,000 shares of the common stock of the Company at an exercise price per share of $.01, provided that the AB Entities would not be permitted to exercise the warrants to the extent such exercise would result in any of the AB Entities or any of their affiliates owning in excess of 19.9% of the common stock of the Company. The warrants were exercisable by the AB Entities at any time prior to the third anniversary from the effective date of the AB Notes, in whole or in part, by surrendering the warrants and a form of exercise to the Company.  On October 14, 2014, subsequent to the end of the third quarter of 2014, 550,000 of the warrants provided under the AB Note Purchase Agreement were exercised by the cashless exercise method (see Note 13).

Index
We are currently in compliance with all covenant requirements under the MILFAM and AB Note Agreements.

The Company’s 550,000 stock warrants at September 29, 2014 were carried at their fair value as of the issuance date of approximately $0.7 million based on the Black-Scholes model using the following assumptions:

Expected life (in years)	3

Volatility	63.86%

Risk Free interest rate	81.83%

Dividend yield (on comon stock)	0

As of the issuance date, the relative value of the warrants was $0.5 million, which was the amount recorded as debt discount, with an offset to additional paid-in capital. The debt discount will be amortized over the life of the Notes, three years, and charged to interest expense using the effective interest rate calculation method.

Note 11 – Planned Rights Offering

On September 26, 2014, the Company filed a registration statement on Form S-1 with the SEC for a rights offering to our existing shareholders.  The Company plans to make the rights offering through the distribution of non-transferable subscription rights to purchase shares of our common stock, par value $0.01 per share, at a subscription price of $1.50 per share and subject to an aggregate ownership limitation equal to 19.9% of our issued and outstanding common stock.  Assuming all shares of common stock offered are sold, the gross proceeds from the rights offering will be approximately $20 million.  We are conducting the rights offering to raise capital that we intend to use for general corporate purposes, which may include funding our growth plan, working capital and capital expenditures, including initiatives to propel sales growth in our restaurants, such as investing in technology, including remote ordering, POS system upgrade, and initiatives to increase through-put efficiencies; upgrading equipment and furnishings, and refreshing our restaurants; construction of a new restaurant in Chicago scheduled to open in December of 2014; and funding our operations until we become cash flow positive from operations (excluding capital expenditures).  We may also use the proceeds from the rights offering to pay the MILFAM Note ($5,000,000) and AB Notes ($2,500,000) as well as the debt that we may incur in connection with the potential acquisition of Hearthstone Associates, Inc. ($10,421,057).

The rights offering also includes an over-subscription privilege, which will entitle each rights holder that exercises all of its basic subscription privilege in full the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right.

The registration statement relating to the securities became effective on November 7, 2014.  The rights will be issued to all shareholders as of the record date of October 31, 2014 at a price of $1.50 per share.

Note 12 – Notice of Compliance with Nasdaq Listing Standards

On September 15, 2014, the Company announced that it had received notice from the Listing Qualifications Department of the Nasdaq Capital Market that the Company had regained compliance with the Nasdaq Listing Standards by curing the Company’s deficiency in minimum $2.5 million shareholders’ equity, $35 million market value in listed securities or $500,000 of net income from continuing operations requirements for the Nasdaq Capital Market as set forth in Listing Rules 5550(b).  As of September 11, 2014, for the prior 10 consecutive business days, the Company’s market value of listed securities had been $35 million or greater.  The Company now meets the continued listing standards for the Nasdaq Capital Market and no further action is required.

Index

As previously disclosed, on May 16, 2014, the Company received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that as of the date of the filing of our Form 10-Q for the period ended March 31, 2014, we had fallen below the $2.5 million minimum level of stockholders equity required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1).  The notification letter stated that the Company would be afforded 45 calendar days, or until June 14, 2014, to submit a plan to regain compliance and that if the plan was accepted, the Company may be granted an extension of up to 180 calendar days from the date of notification, or until November 12, 2014 to evidence compliance.

Also, as previously disclosed, on July 25, 2014, the Listing Qualifications Department of the Nasdaq Stock Market notified the Company of its determination to grant the Company an extension of time to regain compliance with the Nasdaq Listing Rule 5550(b)(1) for a minimum level of stockholders equity based on review of a plan submitted by the Company. The plan consisted of raising capital through an equity transaction, such as a rights offering, private placement, public offering or other equity or debt transactions. The Company had until November 12, 2014 to evidence compliance with the Nasdaq continued listing requirements.

Note 13 – Subsequent Event

On October 14, 2014, subsequent to the end of the third quarter 2014, 550,000 of the warrants provided under the AB Note Agreement were exercised using the cashless exercise method, in order to purchase 547,105 unregistered shares of the Company’s common stock at an exercise price of $0.01 per share, resulting in the surrender of 2,895 shares for an aggregate purchase price of $5,500.

Index
Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended September 29, 2014 and September 30, 2013 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2013 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.

OVERVIEW

System-wide restaurants:

	For the Three Months Ended
	September 29, 2014			September 30, 2013
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	66	48	114	74	50	124
New restaurants opened	-	-	-	-	3	3
Franchise-owned converted to Company-owned	1	1	-	-	-	-
Restaurants permanently closed	4	-	4	2	2	4
Restaurants at end of period	63	47	110	72	51	123

	For the Nine Months Ended
	September 29, 2014			September 30, 2013
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	70	52	122	75	50	125
New restaurants opened	-	-	-	-	3	3
Franchise-owned converted to Company-owned	3	3	-	-	-	-
Restaurants permanently closed	10	2	12	3	2	5
Restaurants at end of period	63	47	110	72	51	123

As of September 29, 2014, there were 63 Company-owned restaurants and 47 franchise-owned restaurants operating in 16 states, the District of Columbia, the United Arab Emirates (“UAE”), and Costa Rica. During the three months ended September 29, 2014, we closed four Company-owned restaurants. During the same period, one franchise-owned restaurant was converted to Company-owned.  During the three months ended September 30, 2013, three new franchise-owned restaurants opened.  During that same period, two Company-owned and two franchise-owned restaurants closed.

Our restaurants offer innovative, savory, made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi® bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers. Our menu features high-quality, made-to-order hot and cold sandwiches, hand-tossed salads, bowls, breakfast wraps, Squagels®, flatbread pizzas, S’mores and other desserts, and a variety of coffees and hand-crafted beverages, bottled beverages including premium still and sparkling water, teas, alcoholic beverages, and other specialty coffees and beverages. Our restaurants offer lunch and afternoon coffee in a counter-service format, with most offering breakfast and/or dinner, snack and dessert menus as well.

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

We believe that incorporating a franchising and area developer model into our strategy will position us to maximize the market potential for the Cosi® brand and concept consistent with our available capital, and we expect that Company-owned restaurants (restaurants that we own as opposed to franchise-owned restaurants) will always be an important part of our new restaurant growth.

We also continue to explore strategic opportunities with our Cosi Pronto® (our grab-and-go concept) and full-service concepts in educational establishments, airports, train stations, hospitals and other public venues that meet our operating and financial criteria.

Recent Developments

Stock Purchase Agreement
On August 22, 2014, the Company sold 3,367,874 unregistered shares of the Company’s common stock, par value of $0.01 per share, at a purchase price of $1.15 per share to Plaisance Fund, LP, a fund managed by Janus Capital Management LLC, for gross proceeds of $3,873,055 and concurrently therewith sold 521,739 unregistered shares of the Company’s common stock, par value of $0.01 per share, at a purchase price of $1.15 per share to Lloyd I. Miller Trust C for gross proceeds of $600,000.

Notice of Compliance with Nasdaq Listing Standards
On September 15, 2014, the Company announced that it had received notice from the Listing Qualifications Department of the Nasdaq Capital Market that the Company had regained compliance with the Nasdaq Listing Standards by curing the Company’s deficiency in minimum $2.5 million shareholders’ equity, $35 million market value in listed securities or $500,000 of net income from continuing operations requirements for the Nasdaq Capital Market as set forth in Listing Rules 5550(b).  As of September 11, 2014, for the prior 10 consecutive business days, the Company’s market value of listed securities had been $35 million or greater.  The Company now meets the continued listing standards for the Nasdaq Capital Market and further action is not required.

MILFAM II L. P. Exercise of Warrants to Purchase Common Stock
On September 16, 2014, 1.1 million of the warrants provided under the MILFAM Note Agreement were exercised in order to purchase 1.1 million unregistered shares of the Company’s common stock at an exercise price of $0.01 per share, resulting in an aggregate purchase price of $11,000.

Planned Rights Offering
On September 26, 2014, the Company filed a registration statement on Form S-1 with the SEC for a rights offering to our existing shareholders.  The Company plans to make the rights offering through the distribution of non-transferable subscription rights to purchase shares of our common stock, par value $0.01 per share, at a subscription price of $1.50 per share and subject to an aggregate ownership limitation equal to 19.9% of our issued and outstanding common stock.  Assuming all shares of common stock offered are sold, the gross proceeds from the rights offering will be approximately $20 million.  We are conducting the rights offering to raise capital that we intend to use for general corporate purposes, which may include funding our growth plan, working capital and capital expenditures, including initiatives to propel sales growth in our restaurants, such as investing in technology, including remote ordering, POS system upgrade, and initiatives to increase through-put efficiencies; upgrading equipment and furnishings, and refreshing our restaurants; construction of a new restaurant in Chicago scheduled to open in December of 2014; and funding our operations until we become cash flow positive from operations (excluding capital expenditures).  We may also use the proceeds from the rights offering to pay the MILFAM Note ($5,000,000) and AB Notes ($2,500,000) as well as the debt that we may incur in connection with the potential acquisition of Hearthstone Associates, Inc. ($10,421,057).

Index

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

The registration statement relating to the securities became effective as of November 7, 2014.  The rights will be issued to all shareholders as of the record date of October 31, 2014 at a price of $1.50 per share.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during the third quarter of 2014.

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

Index
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

Comparable Restaurant Sales: In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during that period. As of September 29, 2014 and September 30, 2013, there were 59 and 72 restaurants in our comparable restaurant base, respectively.

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

Index
RESULTS OF OPERATIONS

Our operating results for the three and nine-month periods ended September 29, 2014 and September 30, 2013, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013

Revenues:
Restaurant net sales	96.7%	96.2%	96.7%	96.6%
Franchise fees and royalties	3.3	3.8	3.3	3.4
Total revenue	100.0	100.0	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	27.4	25.1	26.0	24.8
Restaurant labor and related benefits (1)	38.3	39.7	38.4	38.2
Occupancy and other restaurant operating expenses (1)	36.7	35.1	37.1	34.1
	102.4	99.9	101.5	97.1
General and administrative expenses	16.2	12.0	15.7	12.7
Depreciation and amortization	3.0	3.1	3.1	3.2
Restaurant pre-opening expenses	-	0.1	-	-
Provision for losses on asset impairments and disposals	1.7	-	0.8	1.1
Lease termination expense and closed store costs	0.3	0.2	2.3	0.3
Gain on sales of assets	-	-	(0.1)	-
Total costs and expenses	120.1	111.5	119.9	111.1
Operating loss	(20.1)	(11.5)	(19.9)	(11.1)
Interest expense	(1.7)	-	(1.0)	-
Other income	0.3	-	0.1	0.1
Net loss and comprehensive loss	(21.5)%	(11.5)%	(20.8)%	(11.0)%

(1)	These are expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues

Index
Restaurant Net Sales

	Restaurant net sales

	(in thousands)	as a % of total revenues
Three months ended September 29, 2014	$18,574	96.7%
Three months ended September 30, 2013	$20,602	96.2%

	(in thousands)	as a % of total revenues
Nine months ended September 29, 2014	$56,309	96.7%
Nine months ended September 30, 2013	$64,112	96.6%

Restaurant net sales: Restaurant net sales decreased 9.8%, or approximately $2.0 million, in the three months ended September 29, 2014, as compared to the same period in 2013.  This decrease was due to an approximately $0.4 million, or 1.9%, decrease in net sales in our comparable restaurant base, a decrease of approximately $2.2 million in net restaurant sales related to 13 Company-owned restaurants closed as well as one Company-owned restaurant converted to franchised-owned during and after the third quarter of 2013.  This decrease was partially offset by approximately $0.5 million in sales from three franchised restaurants converted to Company-owned restaurants during the first and third quarters of fiscal 2014. The decrease in comparable restaurant net sales was comprised of a 2.2% decrease in traffic, partially offset by a 0.3% increase in average check price.

In the nine months ended September 29, 2014, restaurant net sales decreased 12.2%, or approximately $7.8 million, as compared to the nine months ended September 30, 2013  This decrease was due to an approximately $4.5 million, or 7.5%, decrease in net sales in our comparable restaurant base, a decrease of approximately $5.2 million in net sales related to 16 Company-owned restaurants closed as well as one Company-owned restaurant converted to franchised-owned during and after the first quarter of 2013.  This decrease was partially offset by approximately $0.7 million in sales from three franchised restaurants converted to Company-owned restaurants during the first and third quarters of 2014. The decrease in comparable restaurant net sales was comprised of 7.7% decrease in traffic, partially offset by a 0.2% increase in average check price.

Franchise Fees and Royalties

	Franchise fees and royalties

	(in thousands)	as a % of total revenues
Three months ended September 29, 2014	$635	3.3%
Three months ended September 30, 2013	$810	3.8%

	(in thousands)	as a % of total revenues
Nine months ended September 29, 2014	$1,945	3.3%
Nine months ended September 30, 2013	$2,269	3.4%

Franchise fees and royalties: In the three months ended September 29, 2014, franchise fees and royalties decreased approximately $0.2 million as compared to the same period in 2013.  The decrease is primarily due to lower franchise royalties resulting from the closure of five franchised restaurants during and subsequent to the third quarter of 2013 as well as a decrease in franchise comparable net restaurant sales.  This decrease was partially offset by the opening of four new franchised restaurants as well as the conversion of one Company-owned restaurant to franchised-owned during and subsequent to the third quarter of 2013.

Index

In the nine months ended September 29, 2014, franchise fees and royalties decreased approximately $0.3 million as compared to the same period in 2013.  The decrease is primarily due to lower franchise royalties resulting from the closure of five franchised restaurants during and subsequent to the first quarter of 2013 as well as a decrease in franchise comparable net restaurant sales.  This decrease was partially offset by the opening of four new franchised restaurants as well as the conversion of one Company-owned restaurant to franchised-owned during and subsequent to the first quarter of 2013.

Costs and Expenses

	Cost of food and beverage
	(in thousands)	as a % of restaurant net sales
Three months ended September 29, 2014	$5,087	27.4%
Three months ended September 30, 2013	$5,177	25.1%
	(in thousands)	as a % of restaurant net sales
Nine months ended September 29, 2014	$14,624	26.0%
Nine months ended September 30, 2013	$15,900	24.8%

Cost of food and beverage: The increase in cost of food and beverage, as a percentage of restaurant net sales, for the three and nine months ended September 29, 2014, is largely due to a shift in menu sales mix towards products with higher food costs, as well as higher year-over-year costs of certain commodities, including poultry and dairy products.

	Restaurant labor and related benefits

	(in thousands)	as a % of restaurant net sales
Three months ended September 29, 2014	$7,114	38.3%
Three months ended September 30, 2013	$8,172	39.7%

	(in thousands)	as a % of restaurant net sales
Nine months ended September 29, 2014	$21,640	38.4%
Nine months ended September 30, 2013	$24,480	38.2%

Restaurant labor and related benefits: The decrease for the three months ended September 29, 2014 compared to the prior year quarter in restaurant labor and related benefits, as a percentage of restaurant net sales, is due primarily to the favorable impact from the adjustments to restaurant management staffing levels at certain locations as well as lower costs related to healthcare benefits.

The slight increase in restaurant labor and related benefits, as a percentage of restaurant net sales in the nine months ended September 29, 2014, is due primarily to the unfavorable impact on the fixed portion of labor from the decrease in comparable net restaurant sales from the first two quarters of 2014, partially offset by savings realized from the adjustments related restaurant management staffing levels and lower benefit costs realized during the third quarter 2014.

Index
	Occupancy and other restaurant operating expenses

	(in thousands)	as a % of restaurant net sales
Three months ended September 29, 2014	$6,816	36.7%
Three months ended September 30, 2013	$7,231	35.1%

	(in thousands)	as a % of restaurant net sales
Nine months ended September 29, 2014	$20,896	37.1%
Nine months ended September 30, 2013	$21,900	34.1%

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

	General and administrative expenses

	(in thousands)	as a % of total revenues
Three months ended September 29, 2014	$3,110	16.2%
Three months ended September 30, 2013	$2,565	12.0%

	(in thousands)	as a % of total revenues
Nine months ended September 29, 2014	$9,164	15.7%
Nine months ended September 30, 2013	$8,463	12.7%

General and administrative expenses: The increase in general and administrative expenses in the three months ended September 29, 2014 is due primarily to charges of approximately $0.5 million resulting from the relocation of the corporate headquarters from Chicago, Illinois, to Boston, Massachusetts, including severance and recruiting costs.

The increase in general and administrative expenses in the nine months ended September 29, 2014 is due primarily to charges of approximately $1.3 million resulting from the relocation of the corporate headquarters from Chicago, Illinois, to Boston, Massachusetts, including termination of the corporate office lease, severance and recruiting costs as well as higher legal fees incurred.  This increase was partially offset by labor and related benefits savings resulting from administrative workforce reductions effected during and subsequent to the 2013 period, prototype design costs incurred during 2013, as well as lower year-over-year costs for corporate insurance and the reversal of previously amortized restricted stock compensation expenses during 2013.

	Depreciation and amortization

	(in thousands)	as a % of total revenues
Three months ended September 29, 2014	$573	3.0%
Three months ended September 30, 2013	$674	3.1%

	(in thousands)	as a % of total revenues
Nine months ended September 29, 2014	$1,812	3.1%
Nine months ended September 30, 2013	$2,094	3.2%

Index
Depreciation and amortization: The depreciation and amortization expense, as a percentage of total revenues, remained approximately the same in the three and nine months ended September 29, 2014 compared to the same periods in 2013 and decreased by approximately $0.1 million and $0.3 million in the three and nine months ended September 29, 2014, respectively. The dollar decrease was due primarily to the impact of impairments of approximately $1.0 million recorded during and subsequent to the first quarter of 2013 as well as the continued depreciation of our comparable restaurant base.

	Provision for losses on asset impairments and disposals

	(in thousands)	as a % of total revenues
Three months ended September 29, 2014	$317	1.7%
Three months ended September 30, 2013	$5	0.0%

	(in thousands)	as a % of total revenues
Nine months ended September 29, 2014	$437	0.8%
Nine months ended September 30, 2013	$699	1.1%

Provision for losses on asset impairments and disposals: In the nine months ended September 29, 2014, we recorded a provision for losses on asset impairments and disposals of approximately $0.4 million, related to the disposals of assets and closure costs for 10 Company-owned restaurants at the termination of their leases.  In the nine months ended September 30, 2013 we recorded a provision for losses on asset impairments and disposals of approximately $0.7 million related to six underperforming restaurants, as well as to maintenance capital expenditures on previously impaired restaurants.

	Lease termination expense and closed store costs

	(in thousands)	as a % of total revenues
Three months ended September 29, 2014	$62	0.3%
Three months ended September 30, 2013	$34	0.2%

	(in thousands)	as a % of total revenues
Nine months ended September 29, 2014	$1,317	2.3%
Nine months ended September 30, 2013	$181	0.3%

Lease termination and closed store costs: In nine months ended September 29, 2014, we incurred lease termination expenses and closed store cost of approximately $1.3 million related to the closing of 10 Company-owned restaurants. The lease termination and closed store costs of approximately $0.2 million for the nine months ended September 30, 2013 are related to two Company-owned locations.

Index
Gain on sale of assets

	(in thousands)	as a % of total revenues
Three months ended September 29, 2014	$-	-
Three months ended September 30, 2013	$-	-

	(in thousands)	as a % of total revenues
Nine months ended September 29, 2014	$50	(0.1%)
Nine months ended September 30, 2013	$-	-

Gain on sale of assets: The gain on sale of assets in the nine months of 2014 is related to the sale of one liquor license.

	Interest expense

	(in thousands)	as a % of total revenues
Three months ended September 29, 2014	$335	(1.7%)
Three months ended September 30, 2013	$-	-

	(in thousands)	as a % of total revenues
Nine months ended September 29, 2014	$574	(1.0%)
Nine months ended September 30, 2013	$-	-

Interest expense: In the three and nine months of 2014, we incurred interest expense related to obligations on senior secured promissory notes as well as accretion expense on the discounting of our long-term debt.

	Other income

	(in thousands)	as a % of total revenues
Three months ended September 29, 2014	$57	0.3%
Three months ended September 30, 2013	$9	0.0%

	(in thousands)	as a % of total revenues
Nine months ended September 29, 2014	$72	0.1%
Nine months ended September 30, 2013	$34	0.1%

Other income: In the three and nine months of 2014 and 2013, we recorded other income primarily resulting from the discounting of the long-term portion of a note receivable.

Index
	Net loss

	(in thousands)	as a % of total revenues
Three months ended September 29, 2014	$(4,148)	(21.5%)
Three months ended September 30, 2013	$(2,455)	(11.5%)

	(in thousands)	as a % of total revenues
Nine months ended September 29, 2014	$(12,088)	(20.8%)
Nine months ended September 30, 2013	$(7,331)	(11.0%)

Net loss: For the three months ended September 29, 2014, the $1.7 million increase in net loss is due primarily to one-time charges of $0.8 million for the relocation of the corporate headquarters to Boston, Massachusetts as well as costs related to Company-owned restaurant closures,, $0.5 million year-over-year decrease in restaurant net operating results driven by the decrease in restaurant net sales, $0.3 million of interest expense recorded on long-term debt and $0.2 million year-over-year decrease in franchise fees and royalties.

For the nine months ended September 29, 2014, the $4.8 million increase in net loss is due primarily to one-time charges of $2.6 million for the relocation of the corporate headquarters to Boston, Massachusetts as well as lease termination expenses,  $2.6 million year-over-year decrease  in restaurant net operating results driven by the decrease in restaurant net sales, $0.6 million of interest expense recorded on long-term debt and $0.3 million year-over-year decrease in franchise fees and royalties.  This decrease was partially offset by labor savings resulting from the administrative and restaurant management workforce reductions, and lower depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

On April 14, 2014, the Company entered into a $5.0 million Senior Secured Promissory Note Agreement with MILFAM II L. P. (the “MILFAM Note” and the “MILFAM Note Agreement”, respectively). The MILFAM Note bears interest at nine percent (9%) per annum, compounded semi-annually, and payable in arrears on a semi-annual basis. At the Company’s option, the first two semi-annual interest payments may be paid at eleven percent (11%) in kind in the form of additional promissory notes. The principal obligations under the MILFAM Note is due three (3) years from the effective date of the MILFAM Note. The MILFAM Note Agreement provided for the payment of a finance fee of 3.5% of the principal amount of the MILFAM Note at closing as well as providing a warrant exercisable to purchase up to 1.1 million shares of the Company’s common stock at an exercise price per share of $0.01. The warrant would not be exercisable to the extent that doing so resulted in the MILFAM II and any related parties, in the aggregate, owning more than 19.9% of the Company’s common stock. Further, until all of the obligations under the MILFAM Note are paid in full, MILFAM will have the right to participate in any future financing transactions consummated by the Company in an amount up to the greater of 1) the then-outstanding balance of obligations under the MILFAM Note and 2) $4.0 million. The MILFAM Note is guaranteed by the Company’s subsidiaries and secured by a lien on all assets of the Company and its subsidiaries. Mr. Lloyd I. Miller, III, is the manager of MILFAM LLC, which is the general partner of MILFAM.  Mr. Miller is also a significant shareholder of the Company.

On May 20, 2014, the Company entered into a $2.5 million Senior Secured Note Purchase Agreement with AB Opportunity Fund LLC and AB Value Partners, L.P. (the “AB Notes”, the “AB Note Agreement”, and the “AB Entities”, respectively). The AB Notes are payable in full on the third anniversary from the effective date of the AB Notes. Interest will accrue at the rate of nine percent (9%), compounded semi-annually, and will be paid in arrears semi-annually, provided that the Company, at its option, may elect to pay the first two interest payments at a rate of eleven percent (11%) in kind in the form of additional promissory notes. As consideration for the AB Notes, the Company provided a fee of 3.5% of the principal amount of the AB Notes and warrants exercisable to purchase up to an aggregate, initially, of 550,000 shares of the common stock of the Company at an exercise price per share of $.01, provided that the AB Entities shall not be permitted to exercise the warrants to the extent such exercise would result in the AB Entities or any of its affiliates owning in excess of 19.9% of the common stock of the Company. The warrants are exercisable by the AB Entities at any time prior to the third anniversary from the effective date of the AB Notes, in whole or in part, by surrendering the warrants and a form of exercise to the Company.

Index
We are currently in compliance with all covenant requirements under the MILFAM and the AB Note Agreements.

On August 22, 2014, the Company sold 3,367,874 unregistered shares of the Company’s common stock, par value of $0.01 per share, at a purchase price of $1.15 per share to Plaisance Fund, LP, a fund managed by Janus Capital Management LLC, for gross proceeds of $3,873,055 and concurrently therewith sold 521,739 unregistered shares of the Company’s common stock, par value of $0.01 per share, at a purchase price of $1.15 per share to Lloyd I. Miller Trust C for gross proceeds of $600,000.

Cash and cash equivalents were approximately $6.1 million on September 29, 2014, compared with $6.0 million on December 30, 2013. We had negative working capital of approximately $1.4 million on September 29, 2014, compared with negative working capital of approximately $2.5 million on December 30, 2013. The $1.1 million decrease in negative working capital in the nine months ended September 29, 2014, was a result of the net proceeds of approximately $7.5 million from the MILFAM and AB Entities  Note  Agreements entered into during the second quarter of 2014 as well as $4.5 million from the Janus and Trust C Purchase Agreements entered into during the third quarter of 2014, partially offset by funding our operating loss, net of depreciation and other non-cash expenses, payments made during the second and third quarters to exit the leases at our corporate headquarters in Chicago, Illinois, and 10 restaurant locations closed during that time, as well as payments made for capital expenditures. Our principal requirements for cash in the remainder of fiscal 2014 will be for working capital needs, any remaining payments on early termination of restaurant operating leases, one new Company restaurant in Chicago, Illinois currently under construction and scheduled to open in December 2014 and routine maintenance of our existing restaurants.

Net cash used in operating activities in the nine months ended September 29, 2014, was approximately $10.8 million compared to $5.5 million in the nine months ended September 30, 2013. The increase was primarily the result of the higher operating loss, net of depreciation and other non-cash expenses, payments made during the second and third quarters to exit the leases at our corporate headquarters in Chicago, Illinois, and 10 restaurant locations closed during the third quarter, as well as higher vendor payments (due to timing of certain vendor payments) made during the third quarter of 2014.

Net cash used in investing activities in the nine months ended September 29, 2014, was approximately $0.7 million compared to $1.7 million in the nine months ended September 30, 2013. The decrease was primarily due to payments for construction of a new Company-owned restaurant in Columbus, Ohio, as a relocation of an existing site, in the nine months of fiscal 2013, as well as lower capital expenditures in fiscal 2014.

Net cash provided by financing activities of approximately $11.6 million during the nine months ended September 29, 2014, was from proceeds associated with issuance of the MILFAM and AB Entities Notes completed during the second quarter of 2014 as well as the sale of approximately 3.9 million shares of the Company’s common stock as part of the Janus and Trust C Purchase Agreements entered into during the third quarter of 2014.

As of September 29, 2014, nine quarterly payments of $62,500 each were not paid as scheduled under the terms of the Subordinated Secured Promissory Note receivable associated with the sale of restaurants to a franchisee in 2010. As of September 29, 2014, the Company has a reserve of $0.5 million recorded against the Subordinated Secured Promissory Note receivable of approximately $1.0MM.

During the nine months ended September 29 2014, we closed 10 Company-owned restaurants and the Support Center in Deerfield, Illinois, and during that same time, we relocated the Company’s Support Center to Boston, Massachusetts. As a result, we incurred approximately $2.6 million of one-time costs related to these events in the second and third quarters of 2014. While we believe these events will strengthen our business in the long-term, the charges associated with these events reduced our current cash and cash equivalents.

Index
We expect to incur approximately $0.9 million of capital costs associated with the construction of one new Company-owned restaurant in Chicago, Illinois, initial installation of new point-of-sales (“POS”) systems in seven Company-owned restaurants and maintenance of existing Company-owned restaurants during the remainder of fiscal 2014. During the first nine months of fiscal 2014 and 2013, 96.4% and 48.4%, respectively, of our capital expenditures were spent on improvements and repairs and maintenance associated with existing Company-owned locations. The balance of the capital cash outlays was spent on information technology-related projects. The Company’s capital expenditures for repairs and maintenance of existing restaurants during fiscal 2014 are expected to be less than fiscal 2013, and at this time the Company does not expect to incur any significant capital costs for repairs and maintenance or otherwise during the balance of fiscal 2014.

As a result of the administrative work force reductions we undertook in fiscal 2013, the Company expects to realize continued savings in general and administrative expenses in fiscal 2014 as compared to fiscal 2013, excluding any costs associated with relocating the corporate headquarters from the Chicago, Illinois, area to Boston, Massachusetts.

Despite the capital raised in the second and third quarters of fiscal 2014, the reductions in our workforce and the improved restaurant operating results, we believe that our liquidity will remain very tight for the foreseeable future. Absent significant continued improvement in restaurant operating results, we will need to seek additional equity to meet our cash requirements, including our working capital needs and capital improvements and maintenance costs. Our conclusion is based on our financial performance during fiscal 2013, our financial performance during the first nine months of fiscal 2014 and our projected financial performance through the third quarter of fiscal 2015, and includes a sensitivity analysis that projects varying levels of decline in consumer demand. The range of levels selected was based on our reasonable expectation of demand given the seasonality of our historical performance.

To fund our cash requirements, we are attempting to raise $20 million of capital through a rights offering that we intend to use for general corporate purposes, which may include funding our growth plan, working capital and capital expenditures, including initiatives to propel sales growth in our restaurants, such as investing in technology, including remote ordering, POS system upgrade, and initiatives to increase through-put efficiencies; upgrading equipment and furnishings, and refreshing our restaurants; construction of a new restaurant in Chicago scheduled to open in December of 2014; and funding our operations until we become cash flow positive from operations (excluding capital expenditures).  Additionally, we will continue to seek to effect further reductions in general and administrative expenses, sell certain Company-owned locations to franchisees and/or other third parties, obtain other sources of financing, and take other actions to fund our cash requirements.

There can be no assurance that we will be able to raise $20 million through the rights offering, obtain other financing, sell Company-owned locations to franchisees or other third parties or that we will be able to do so in a timely manner and on acceptable terms to meet our requirements. An inability to access additional sources of liquidity to fund our cash needs could materially adversely affect our financial condition and results of operations.

Our cash resources, and therefore our liquidity, are highly dependent upon the level of internally generated cash from operations and upon cash raised in the rights offering or other future financing transactions. We cannot predict whether we will be able to reduce cash used in operations, whether we will be successful in raising capital in the rights offering or whether other financing will be available on terms acceptable to us, or at all.

If we default on the MILFAM or the AB Entities Notes, we may be forced to pay higher interest costs or repay the debt earlier than anticipated. If that were to occur we may have to seek additional financing from external sources to cure the default and continue funding our operations. We cannot predict whether additional financing will be available on terms acceptable to us, or at all.

Our business has in the past required, and may continue to require, significant additional capital to, among other things, fund our operations, increase the number of Company-owned or franchised restaurants, expand the range of services we offer, finance future acquisitions and investments, and service debt obligations. There is no assurance that the rights offering will be successful, or that other financing will be available on terms acceptable to us, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital, our business, results of operations and financial condition could be materially adversely affected.

Index
As a result of the Company relocating its corporate headquarters to Boston, Massachusetts, there is a completely new management team in place. Out new Chief Executive Officer and President joined the Company on March 17, 2014, and our Chief Financial Officer, Secretary and Treasurer joined the Company on July 28, 2014. In addition, our Vice Presidents of Operations, Information Systems, Supply Chain, Marketing, and Human Resources have been in their positions with the Company for seven months or less. These new members of management do not have previous experience with us, and we cannot assure you that they will fully integrate themselves into our business or that they will effectively manage our business affairs. Our failure to assimilate the new members of management, the failure of the new members of management to perform effectively, or the loss of any of the new members of management could have a material adverse effect on our business, financial condition and results of operations.

We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of September 29, 2014:

	Payments Due by Period
	(in thousands)
Description	Total Obligations	Due Fiscal 2014	Due Fiscal 2015 to Fiscal 2016	Due Fiscal 2017 to Fiscal 2018	Due After Fiscal 2018

Operating leases (1)	38,924	2,754	9,786	7,473	18,911
Long-term debt (2)	9,687	338	1,456	7,893	-
Other long-term liabilities (3)	491	393	98	-	-

Total contractual cash obligations	$49,102	$3,485	$11,340	$15,366	$18,911

(1)	Amounts shown are net of an aggregate $0.5 million of sub-lease rental income due under non-cancelable subleases and include accrued contractual lease increases of approximately $1.2 million, which are included in other long-term liabilities in the attached consolidated balance sheets.
(2)	Represents interest and principal in relation to the Senior Secured Notes issued during the second quarter of fiscal 2014
(3)	Amounts shown are related to contractual obligations for lease termination agreements. These obligations are non-interest bearing and are included in other liabilities in the attached consolidated balance sheets.

We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance and common area and other operating costs. Some restaurant leases provide for contingent rental payments which are not included in the above table.

As of September 29, 2014, we entered into agreements to terminate the operating leases at 10 of our Company-owned restaurants. The unpaid lease termination fees at September 29, 2014, are approximately $0.2 million.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the respective lease from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long-term liability in other liabilities in the accompanying consolidated balance sheets and totaled approximately $1.2 and $1.9 million as of September 29, 2014, and September 30, 2013, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other liabilities in the accompanying consolidated balance sheets as of September 29, 2014, and September 30, 2013, are landlord allowances of approximately $0.4 million and $0.6 million, respectively.

Index
As of September 29, 2014, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Other Assets” in the accompanying consolidated balance sheets.

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

We have an agreement with Distribution Market Advantage, Inc. (“Distribution Marketing Advantage”) that provides us access to a national network of independent distributors. Under this agreement the independent distributors supply us with approximately 76% of our food and paper products, primarily underpricing agreements that we negotiate directly with the suppliers. This agreement was renegotiated and has been extended through December 2015.

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

Self-Insurance

We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. During fiscal years 2013 and 2012, we did not exceed this pre-determined maximum. For our 2014 plan year, this pre-determined dollar amount is $1.2 million. The balance in the self-insurance reserve account as of September 29, 2014, was approximately $0.1 million.

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

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. As of September 29, 2014, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect would not have resulted in a fluctuation of interest income. In the first nine months of fiscal 2014 and 2013, interest income was immaterial.

Commodity Risk

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability, and other factors outside our control. Some of these commodities are purchased under agreements in effect for periods ranging from one month to one year, usually at fixed prices. As a result, we are subject to commodity risk that current market prices may be below our contractual prices. We also purchase certain ingredients at spot prices, as well as prices that are based on specific formulas related to key components within the commodity category, which could adversely affect our operating result in periods of rising commodity or ingredient prices if we choose, for competitive or other reasons, not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. During the first nine months of fiscal 2014 and 2013, we did not utilize derivative instruments in managing commodity risk.

Foreign Currency Risk

As of September 29, 2014, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

Item 5:	EXHIBITS

(a)	Exhibits:

Exhibit Number	Description

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 29, 2014 and December 30, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 29, 2014 and September 30, 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 29, 2014 and September 30, 2013; and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: November 13, 2014	By: /s/ RJ DOURNEY
RJ Dourney
President, Chief Executive Officer, and
Director

Date: November 13, 2014	By: /s/ SCOTT CARLOCK
Scott Carlock
Chief Financial Officer (chief accounting officer)
Treasurer and Secretary

Index
EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2014 and December 30, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 29, 2014 and September 30, 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 29, 2014 and September 30, 2013; and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.