Form 10-K
period 2014-12-29
COSI INC
filed 2015-03-26
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 29, 2014
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the transition period from ______to______

Commission File No. 000-50052

Cosi, Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1393745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

294 Washington Street, Suite 510, Boston, MA 02108
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

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Exchange Act. Yes ☐ No☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $20.1 million on June 30, 2014, based upon the closing price of the registrant’s common stock on The Nasdaq Capital Market on such date, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares of voting stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

38,310,196  shares of the registrant’s common stock were outstanding on March 19, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information from the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders expected to be held on May 19, 2015.  The definitive proxy statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days from the end of the Registrant’s fiscal year ended December 29, 2014.

PART I

Item 1.	BUSINESS

General

Cosi, Inc., a Delaware corporation incorporated on May 15, 1998, owns, operates and franchises fast-casual restaurants which sell high-quality, made-to-order hot and cold sandwiches, hand-tossed salads, bowls, breakfast wraps, Cosi® Squagels®, hot melts, flatbread pizzas, S’mores and other desserts, and a variety of coffees and specialty coffees, along with other soft drink beverages, bottled beverages including premium still and sparkling waters, teas and beer and wine in some locations. Our restaurants are located in a wide range of markets and trade areas, including business districts and residential communities in both urban and suburban locations. We believe that we have created significant brand equity in our markets and that we have demonstrated the appeal of our concept to a wide variety of customers.

As of December 29, 2014, there were 111 Company-owned and franchised restaurants operating in 16 states, the District of Columbia, the United Arab Emirates (UAE), and Costa Rica.

Our internet website is www.getcosi.com. We make available free-of-charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (“SEC”). In addition, our internet website includes, among other things, our corporate governance principles, charters of various committees of the Board of Directors, and our code of business conduct and ethics applicable to all employees, officers and directors. Copies of these documents may be obtained free of charge from our internet website. Any stockholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Cosi, Inc., c/o Investor Relations, 294 Washington Street, Suite 510, Boston, Massachusetts 02108.

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

We are working to change things at Cosi and to become America’s Greatest Restaurant Company. We look to achieve this by:

Offering a creative menu featuring a combination of both healthy alternatives and edgy options. Our restaurants offer innovative, freshly made-to-order products featuring our authentic hearth-baked signature Cosi® bread and distinctive high-quality, fresh ingredients. We believe the guest sees us as a cutting edge alternative to other fast casual restaurants, and we will strive to deliver on this expectation.

Providing customers with an exceptional service and dining experience. We believe there are three areas that will give us distinction in category. First, our people need to provide hospitality beyond the guest’s expectation. Second, we need to be as fast as the guest needs us to be: speed can provide a competitive advantage. Third, our restaurants need to provide a distinctive environment, whether in an urban setting, a university setting, the suburbs or at the airport.

Creating an environment where great people want to work. Building a great company is dependent on having outstanding managers and hourly partners. Cosi will focus first on being the employer of choice, creating a positive environment where our people love to come to work. We believe if we create a positive environment and focus on the development of our people, we can hold ourselves to a standard of excellence. By becoming a great company for our people, we will be able to expect everyone to take great care of the guest and our Company.

Brand Position. We believe we understand how the guest sees Cosi and how the industry is evolving. We believe Cosi is properly positioned in an industry where “better, better for you” is the direction the consumer’s taste is heading. We are working to position Cosi as a food-forward concept through new menu innovation that utilizes differentiated ingredients, such as our use of Kale, Avocados and Sweet Potatoes. We will strive to continue to enhance our catering offerings, with a focus on fresh and flavorful products, to drive growth in catering sales in the breakfast, lunch and snacking segments. We will continue to focus on combinations of healthy alternatives and bold flavors: unique ingredient combinations that we believe appeal to our guests’ preferences for flavorful and nutritional food.

Developing a contemporary and welcoming environment. During 2014, we opened one Company-owned and two franchised locations that included more contemporary design elements reflecting the look and feel of an urban café. These locations included ambience enhancements such as communal tables, distinctive lighting treatments, chalk boards, and the use of more contemporary color throughout the restaurant. There are key learnings in our recent openings we will bring together for a consistent go forward design for Cosi.

Operating our restaurants efficiently. Cosi has long been committed to operating disciplines that are designed to optimize the cost structure of our restaurants and to be applied consistently across all of our restaurants, Company-owned and franchised, and we continuously seek to refine and improve upon those disciplines both domestically and internationally.

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

We launched our franchising program in fiscal 2004 and seek to expand our franchise system by attracting highly qualified domestic franchisees. Key to this is a replicable restaurant model which generates strong returns. We believe the model exists within our current portfolio and we have made capturing this model a priority. As part of our strategy to expand our franchise base and attract quality franchisees, we will consider the potential sale of a restaurant or a group of restaurants to serve as a base for new franchisees looking to develop Cosi in certain markets. We prefer that our franchisees have experience in multi-unit restaurant operations and development. We believe that our concept positioning, national and international opportunity for growth, and potential for strong unit-level economics will enable us to attract experienced and well-capitalized area developers. We are currently eligible to offer franchises in 47 states and the District of Columbia.

We will continue to pursue nontraditional trade channel development. We will continue to explore franchise relationships and strategic alliances with the Cosi concept in educational institutions, airports, train stations, museums, medical facilities, and other venues that meet our operating and financial criteria. We believe that this is an attractive opportunity to further our growth through alternative venues in either a full service or smaller grab-and-go format. Franchisees currently operate Cosi restaurants pursuant to franchise agreements at Georgetown University in Washington, D.C. Temple University in Philadelphia, PA, Fordham University in New York, NY, and The College of William and Mary in Williamsburg, VA. Our franchisees also operate at several airport locations (Logan, Dulles, and Reagan) under franchise agreements with some sites offering a more limited menu.

Cosi® Product Offerings

We offer proprietary food and beverage products for four major dayparts — breakfast, lunch, snacking and dinner. Our food menu includes Cosi® Squagels®, sandwiches, salads, bowls, soups, appetizers, melts, flatbread pizzas, breakfast wraps, S’mores and other desserts. We feature our authentic hearth-baked signature Cosi® bread in two varieties, Original and Multi-Grain. Our beverage menu features a variety of house coffees and other espresso-based beverages, seasonal fruit smoothies and hand-crafted specialty drinks, soft drinks, flavored teas and bottled beverages, which include premium still and sparkling waters. Core to the Cosi® menu is a commitment to healthier alternatives, including our Smart Fit and “lighter side” menu options.  Smart Fit menu items are intended to help supplement a balanced diet and active lifestyle while our “lighter side” menu features lower-calorie versions of popular menu items. We offer beer and wine at many of our locations and an additional limited selection of alcoholic beverages in some locations. For our young guests, we offer our Parent Magazine award-winning Kids Menu which includes an activity page and crayons.

Most of our restaurants offer catering service for breakfast, lunch, and afternoon snacking. Our catering offerings include breakfast baskets, lunch buffets, box lunches, dessert platters, parfait bars, hot soups, steel-cut oatmeal, and most of our menu offerings. We operate a catering call center in New York City which coordinates the ordering and fulfillment process for all Company-owned restaurants. We offer set up and delivery services by Cosi® personnel to all of our catering customers.

We periodically introduce new menu platforms and products in order to keep our product offerings relevant to consumers in each daypart. Our expanded breakfast menu now includes Cosi® Squagels®, oatmeal, fresh fruit parfaits and a variety of craveable signature breakfast wraps and sandwiches. We enhance our guests’ dining options by offering “Cosi® Taste Two”, which allows them to create their own meal by combining two items of proportion from our offerings of unique sandwiches, fresh salads, soups, and shareable-sized flatbread pizzas. New recipes are developed by our culinary innovation team with the support of the supply chain team.

People

On December 29, 2014, we had 64 Company-owned restaurants and 1725 employees, of whom 53 served in administrative or executive capacities, 157 served as restaurant management employees and 1515 were hourly restaurant employees. None of our employees are covered by a collective bargaining agreement, and we have never experienced an organized work stoppage or strike. We believe that our compensation packages are competitive and our relations with our employees are good.

Restaurant Operations

Management Structure. The restaurant operations team is built around regional districts led by Area Managers, who report to Regional Directors. The Regional Directors report directly to the VP of Operations. The Regional Directors and the Area Managers are responsible for all operations, and with the Human Resources and Training teams, training, recruiting and employee relations within their regions. The Regional Directors are also responsible for the financial plan for their respective Company-owned locations and for the people development plan to support the execution of the financial plan.

To ensure consistent performance, execution and application of our policies and procedures, we have a Standard Operations Manual which is reviewed and updated periodically.

Sales Forecasting. The Regional Directors and Area Managers have real-time access to sales forecasts and actual sales information through our web-based reporting system. This allows the entire management team to plan staffing requirements on a weekly, daily and even hourly basis to effectively serve our customers.

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

Our labor management standards help our managers control labor and ensure that staffing levels are appropriate to meet our service standards. Our reporting system provides our multi‑unit managers with performance reports that help them make staffing adjustments during the course of the week. All labor scheduling is approved by an Area Manager and unit-level performance is reviewed weekly.

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

We have an agreement with Distribution Market Advantage, Inc. (“Distribution Marketing Advantage”) that provides us access to a national network of independent distributors. Under this agreement, the independent distributors supply us with approximately 76% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers. This agreement will expire on December 30, 2015. We also use a consolidated buying group to take advantage of volume purchasing of various commodity and packaging items.

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

In October 2010, we entered into an agreement to purchase all contracted coffee products through a single supplier, Royal Cup Coffee, Inc. This was a five-year agreement, which will be terminating in April 2015.

In April 2015, we will enter into an agreement to purchase all contracted coffee products through a single supplier, Coffee Bean International (a division of Farmer Brothers).  This is a three year agreement, expiring in 2018.

Our primary suppliers and independent distributors have parallel facilities and systems to minimize the risk of any disruption of our supply chain.

Competition

The restaurant industry is intensely competitive, and we compete with many well‑established food service companies, including other sandwich retailers, specialty coffee retailers, bagel shops, fast food and casual dining restaurants, delicatessens, cafes, bars, take‑out food service companies, supermarkets and convenience stores. The principal factors on which we compete are taste, quality and price of products, customer service, atmosphere, location and overall guest experience. Our competitors change with each daypart, ranging from coffee bars and bakery cafes in the morning daypart, to fast-food restaurants and cafes during the lunch daypart, to casual-dining chains during the dinner daypart. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react more quickly to changes in pricing, marketing and the quick-service and fast-causal restaurant industries. We also compete with other employers in our markets for hourly workers and may be subject to higher labor costs. We believe that our concept, attractive price‑value relationship and quality of products and service allow us to compete favorably with our competitors.

Intellectual Property

We have the following U.S. Trademark registrations: “COSÌ”, “(SUN & MOON DESIGN)”, “GET COSÌ”, “COSÌ (& SUN & MOON DESIGN)”, “LIFE SHOULD BE DELICIOUS”, “(SUN & MOON SMILEY FACE DESIGN)”, “COSÌ (& HEARTH DESIGN)”, “(HEARTH DESIGN)”, “COSÌ BREAK BAR”, “COSÌ CARD”, “COSÌ CORNERS”, “COSÌ DOWNTOWN”, “COSÌ PRONTO”, “HEARTH-BAKED DINNERS”, COSÌ (& DESIGN)”, “SIMPLY GOOD TASTE”, “SQUAGELS”, “XANDO”, “SQUAGEL” and “TASTE TWO”.

We have U.S. Trademark applications pending for the following trademark: “SMART FIT”.

“COSÌ SANDWICH BAR”, “ARCTIC”, “SLIM LATTE”, “COSÌ LIGHTER SIDE”, “COSÌ DUO TASTE TWO”, “RELAX. CATERING BY COSÌ (& DESIGN)” and “(RECYCLING DESIGN)” are unregistered trademarks.

We have registered the trademark “COSÌ” in twenty-three foreign jurisdictions with respect to restaurant services. Also, we have registered the following trademarks with respect to restaurant services:  “COSI (& HEARTH DESIGN)” in two foreign jurisdictions; “(HEARTH DESIGN)” in six foreign jurisdictions; “SIMPLY GOOD TASTE” in two foreign jurisdictions; “COSI (& SUN & MOON DESIGN) in two foreign jurisdictions, “COSI (in Russian)” in one foreign jurisdiction, “LIFE SHOULD BE DELICIOUS” in two foreign jurisdictions, “(SUN & MOON DESIGN)” in one foreign jurisdiction, and “COSITICO” in one foreign jurisdiction.

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

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry, including nutrition, labeling and advertising practices. Casual dining chains have been a particular focus. For example, New York City and a number of other jurisdictions around the U.S. adopted regulations requiring that chain restaurants include caloric or other nutritional information on their menu boards and on printed menus, or make other nutrition information available, which must be plainly visible to consumers at the point of ordering.  Nationwide nutrition disclosure requirements included in the U.S. health care reform law will go into effect December 1, 2015, and we may in the future become subject to other initiatives in the area of nutritional disclosure or advertising.  These nutrition disclosure requirements may increase our expenses, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, or otherwise adversely affect our business and results of operations.

Item 1A.	RISK FACTORS

Risks Related to Our Growth Strategy

During our operating history, we have been unable to achieve profitability.

In fiscal 2014, we incurred net losses of approximately $16.2 million, and, since we were formed, we have incurred net losses of approximately $309.7 million through the end of fiscal 2014, primarily due to funding operating losses, which have included significant impairment charges, costs associated with closing restaurants, early lease termination fees, and new restaurant opening expenses. We cannot predict whether we will be able to achieve or sustain revenue growth, profitability or positive cash flow in the future. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the financial statements included in this Annual Report on Form 10‑K for information on the history of our losses.

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

To successfully expand our business, we and our franchisees must open new restaurants on schedule and in a profitable manner. In the past, we have experienced delays in restaurant openings and may experience similar delays in the future. Delays or failures in opening new restaurants could hurt our ability to meet our growth objectives, which may affect the expectations of securities analysts, investors, and others and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, any restaurants that we, or our franchisees, open may not obtain operating results similar to those of our existing restaurants. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include, but are not limited to:

•	locating suitable restaurant sites in new and existing markets;

•	negotiating acceptable lease terms;

•	ability to obtain financing, or to financing on acceptable terms, for new restaurant development;

•	generating positive cash flow from existing and new restaurants;

•	successful operation and execution in new and existing markets;

•	recruiting, training and retaining qualified corporate and restaurant personnel and management;

•	attracting and retaining qualified franchisees with sufficient experience and financial resources to develop and operate our restaurants successfully;

•	cost-effective and timely planning, design and build-out of restaurants;

•	the reliability of our customer and market studies;

•	the reliability of our site identification studies;

•	consumer trends;

•	obtaining and maintaining required local, state, federal and where applicable, foreign governmental approvals and permits related to the construction and operation of the sites and the sale of food and alcoholic beverages;

•	creating customer awareness of our restaurants in new markets;

•	competition in our markets, both in our business and in locating suitable restaurant sites;

•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	weather conditions; and

•	general economic conditions.

We must identify and obtain a sufficient number of suitable new restaurant sites for us to achieve a sustainable revenue growth rate.

We require that all proposed restaurant sites, whether Company-owned or franchised, meet site-selection criteria established by us. We and our franchisees may not be able to find sufficient new restaurant sites to support our planned expansion in future periods. We face significant competition from other restaurant companies and retailers for sites that meet our criteria, and the supply of sites may be limited in some markets. As a result of these factors, our costs to obtain and lease sites may increase, or we may not be able to obtain certain sites due to unacceptable costs. Our inability to obtain suitable restaurant sites at reasonable costs may reduce our growth rate, which may affect the expectations of securities analysts and others and thus our stock price.

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

We have an international license agreement with a licensee for the development of Cosi® restaurants in six countries in the Persian Gulf. This licensee currently operates one franchise locations in the United Arab Emirates. We also have an international license agreement with a licensee in Costa Rica who currently operates four franchised restaurants there. As these franchise locations and future foreign locations open, the Company's international operations will be subjected to various factors of uncertainty. The Company's business outside of the United States is subject to a number of additional factors, including international economic and political conditions, local economic conditions, differing cultures and consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international license agreements and the collection of royalties from international licensees, the availability and cost of land and construction costs, and the availability of experienced management, appropriate licensees, and joint venture partners. Although we believe that we have developed the support structure required for international growth in these countries, there is no assurance that such growth will occur or that international operations will be profitable.

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

We may decide to enter into alliances with third parties to develop foodservice strategic alliances in select markets or through select channels. Identifying strategic partners, negotiating agreements and building such alliances may divert management’s attention away from our existing businesses and growth plans. If we are not successful in forming additional foodservice strategic alliances, we may experience delays in our growth and may not be able to expand and grow our business. If we do form strategic alliances, we cannot assure you that the restaurants opened pursuant to these strategic alliances will be profitable.

Any inability to manage our growth effectively could materially adversely affect our operating results.

Failure to manage our growth effectively could harm our business. We intend to grow in the future both through a franchising strategy and opening new Company-owned restaurants. Our existing restaurant management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls. We must attract and retain talented operating personnel to maintain the quality and service levels at our existing and future restaurants. We may not be able to effectively manage these or other aspects of our expansion.  We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely impacted.

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

If the economic conditions deteriorate or fail to substantially improve, many sectors of the economy may continue to be adversely impacted. As a retailer that depends upon consumer discretionary spending, we could face a challenging fiscal 2015 because our customers may make fewer discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices. Cosi®, as an “affordable luxury,” may be disproportionably affected by a significant decrease in customer traffic or lower average check prices as a result of customers switching to lower-priced products on our menu. Deterioration in the economic environment could potentially have a material adverse effect on our liquidity and capital resources, including our ability to raise additional capital if needed or to maintain satisfactory credit terms with our suppliers.

Seasonality, inclement weather and other variable factors may adversely affect our sales and results of operations and could cause our quarterly results to fluctuate and fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

Our business is subject to significant seasonal fluctuations and weather influences on consumer spending and dining-out patterns. Inclement weather may result in reduced frequency of dining at our restaurants or lost restaurant visits. Customer counts (and consequently revenues) are generally highest in spring and summer months and lowest during the winter months because of the high proportion of our restaurants located in the Northern part of the country where inclement winter weather affects customer visits. As a result, our quarterly and yearly results have varied in the past, and we believe that our quarterly operating results will vary in the future. Other factors such as unanticipated increases in labor, commodities, energy, insurance or other operating costs may also cause our quarterly results to fluctuate. For this reason, you should not rely upon our quarterly operating results as indications of future performance.

Our franchisees could take actions that could harm our business.

Franchisees are independent operators and are not our employees. Although we have developed criteria to evaluate and screen prospective franchisees, we are limited in the amount of control we can exercise over our franchisees, and the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Franchisees may not have the business acumen or financial resources necessary to successfully operate restaurants in a manner consistent with our standards and requirements and may not hire and train qualified managers and other restaurant personnel. Poor restaurant operations may affect each restaurant’s sales. Our image and reputation, and the image and reputation of our franchisees, may suffer materially, and system-wide sales could significantly decline if our franchisees do not operate successfully.

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

We currently operate 64 Company-owned restaurants in Northeastern, Midwest, and Mid-Atlantic states, of which 24 are located in the New York City, Chicago and Philadelphia central business districts. As a result, we are particularly susceptible to adverse trends and economic conditions in these areas. In addition, given our geographical concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business and operations, as could other regional occurrences impacting the local economies in these markets.

You should not rely on past average unit volumes as an indication of our future results of operations because they may fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our average unit sales, including, among other factors:

•	our ability to execute our business and growth strategy effectively;

•	success of promotional and marketing initiatives, including advertising and new product and concept development;

•	sales performance by our new and existing restaurants;

•	management turnover in the restaurants;

•	competition;

•	general regional, national, and where applicable, foreign economic conditions;

•	weather conditions; and

•	the impact of the general economic conditions and high unemployment rates on consumer spending, particularly in geographic regions that contain a high concentration of our restaurants.

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

The comprehensive U.S. health care reform law enacted in 2010, the Patient Protection and Affordable Care Act, requires employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. We are evaluating the impact the new law will have on us, and although we cannot predict with certainty the financial and operational impacts the new law will have, we expect that the requirement that we provide more extensive health benefits to employees than we currently do could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. As a result of this law, we are likely in fiscal 2015 to see an increase in health insurance that may be large enough to materially impact our labor costs. Alternatively, if we choose not to provide the required health insurance or if some employees do not qualify for the required insurance, our employee culture may be harmed and we may face adverse publicity that negatively impacts our brand.

Additionally, while we do not currently have any unionized employees, union organizers have engaged in efforts to organize employees of other restaurant companies. If a significant portion of our employees were to become union organized, our labor costs could increase and our efforts to maintain a culture appealing only to top-performing employees could be impaired. Potential changes in labor laws could increase the likelihood of some or all of our employees being subjected to greater organized labor influence, and could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our employee culture.

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

Nutrition and Food Regulation

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry, including nutrition, labeling and advertising practices. Casual dining chains have been a particular focus. For example, New York City and a number of other jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include caloric or other nutritional information on their menu boards and on printed menus, or make other nutrition information available, which must be plainly visible to consumers at the point of ordering. Nationwide nutrition disclosure included in the U.S. health care reform law will go into effect December 1, 2015, and we may in the future become subject to other initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, may increase our expenses or slow customers as they move through the line, decreasing our throughput. These initiatives may also change customer buying habits in a way that adversely impacts our sales.

Privacy/Cybersecurity

We are required to collect and maintain personal information about our employees, and we collect information about customers as part of some of our marketing programs as well. The collection and use of such information is regulated at the federal and state levels, and by the European Union and its member states, and the regulatory environment related to information security and privacy is increasingly demanding. At the same time, we are relying increasingly on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. If the security and information systems of ours or of outsourced third party providers we use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected from these types of security breaches or regulatory violations, which could impair our sales or ability to attract and keep qualified employees. We did not have any cybersecurity issues during Fiscal 2014.

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

The effect of recent changes to U.S. healthcare laws may increase our healthcare costs and negatively impact our financial results.

We offer eligible full-time and part-time U.S. employees the opportunity to enroll in healthcare coverage subsidized by us. For various reasons, many of our eligible employees currently choose not to participate in our healthcare plans. However, under the comprehensive U.S. health care reform law enacted in 2010, the Affordable Care Act, changes that became effective in 2014, and especially the employer mandate and employer penalties that became effective January 1, 2015, may increase our labor costs significantly. Changes in the law that took effect in 2014, including the imposition of a penalty on individuals who do not obtain healthcare coverage, may result in employees who are currently eligible but elect not to participate in our healthcare plans increasingly finding it advantageous to do so, which may increase our healthcare costs in the future. In 2015, we adopted a qualifying plan under the Affordable Care Act for our full-time hourly employees, which may further increase our healthcare expenses.  It is also possible that even in light of recent changes in the healthcare plans we offer, healthcare plans offered by other companies with which we compete for employees will make us less attractive to our current or potential employees. And, in any event, implementing the requirements of the Affordable Care Act has imposed some additional administrative costs on us, and those costs may increase over time. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may have a material adverse effect on our financial and operating results.

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

As of the end of fiscal 2014, we had approximately $7.3 million in net fixed assets that we have defined as illiquid assets, which include leasehold improvements, equipment, and furniture and fixtures. These assets cannot be converted into cash quickly and easily. We may be compelled, based on a significant underperformance of a specific location or market, to dispose of some illiquid assets on unfavorable terms, which could have a material adverse effect on our business.

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

Regardless of whether any future claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert our management's attention away from our operations and hurt our performance. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our services or those of our franchisees, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may have a material adverse effect on our business, financial condition and results of operations. Moreover, complaints, litigation or adverse publicity experienced by one or more of our franchisees could also hurt our business as a whole.

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

Our Chief Financial Officer resigned from the Company on January 21, 2015, for personal reasons.  Richard Bagge was appointed to serve as Interim Chief Financial Officer of the Company until a successor is identified.  The Company has engaged a search firm to commence a search for a permanent Chief Financial Officer.  We cannot foresee how long this search will take.  In addition, a significant portion of our senior leadership team, including our Chief Executive Officer and President, has been in place for only a relatively short period of time.  The new members of our senior leadership team do not have previous experience with us, and we cannot assure you that they will fully integrate themselves into our business or that they will effectively manage our business affairs. Our failure to assimilate the new members of our senior leadership team, or the failure of the members of our new senior leadership team to perform effectively, or the loss of any of the members of our senior leadership team, could have a material adverse effect on our business, financial condition and results of operations.

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

Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic and political conditions and the availability of discretionary income. Discretionary consumer spending may decline in the event of a natural disaster, war, acts of terrorism or other armed conflict. Accordingly, we may experience a decline in sales during periods of uncertainty like the one that followed the September 11, 2001, terrorist attacks on the United States. In addition, economic uncertainty due to military action overseas, such as the recent wars in Iraq and Afghanistan, and other military, diplomatic or financial responses, may lead to further declines in sales. Any decline in consumer spending or economic conditions could reduce customer traffic or impose practical limits on pricing, either of which could have a material adverse effect on our sales, results of operations, business and financial condition. In the event of a natural disaster or acts of terrorism in the United States, or the threat of either, we may be required to suspend operations in some or all of our restaurants, which could have a material adverse impact on our business, financial condition, and results of operation.

Our success depends on our ability to compete with many food service businesses.

The restaurant industry is intensely competitive, and we compete with many well-established food service companies on the basis of taste, quality and price of product offered, customer service, atmosphere, location and overall customer experience. We compete with other sandwich retailers, specialty coffee retailers, bagel shops, fast-food restaurants, delicatessens, cafes, bars, take-out food service companies, supermarkets and convenience stores. Our competitors change with each daypart (breakfast, lunch dinner, and snack), ranging from coffee bars and bakery cafes during the breakfast and lunch dayparts to casual dining chains during the dinner daypart. Aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our sales and profit margins.

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

Our restaurants receive frequent deliveries of products. Most of these deliveries are made by distributors who are part of a national network of independent distributors with whom we have a distribution agreement. These independent distributors supply us with approximately 76% of our food and paper products under an agreement which expires in December 2015. Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, such as the volatility in certain commodity markets we experienced in recent years. Certain commodities, such as wheat, coffee, poultry, fresh produce, and dairy and dairy-related products, have experienced significant fluctuations in the recent past. These types of increases could have an adverse effect on us during fiscal 2015 and in future fiscal years. Although many of our products are made to our specifications, we believe that alternative distribution sources are available for the majority of our ingredients and products.

We believe that we have adequate sources of supply for our ingredients and products to support our restaurant operations and, if necessary, we can make menu modifications to address any material supply issues. However, there are many factors which can cause shortages or interruptions in the supply of our ingredients and products, including weather, unanticipated demand, labor, production or distribution problems, quality issues and cost, some of which are beyond our control, and any of which could have an adverse effect on our business and results of operations.

Health concerns relating to the consumption of beef, poultry, produce or other food products could adversely affect the price and availability of beef, poultry, produce, and other food products, consumer preferences and our results of operations and stock price.

Outbreaks of avian flu (bird flu) or other food-borne illnesses, such as “mad cow disease,” E.coli, salmonella, or hepatitis A, could adversely affect the price and availability of beef, poultry or other food products. As a result, we could experience a significant increase in cost of food.

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

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and employees. Increased labor costs, due to factors like additional taxes, or requirements to incur additional employee benefits costs, including the requirements of the Patient Protection and Affordable Care Act, or the Affordable Care Act, (discussed further under “Regulatory and Legal Risks — The effect of recent changes to U.S. healthcare laws may increase our healthcare costs and negatively impact our financial results,”), as well as competition, increased minimum wage requirements, paid sick leave or vacation accrual mandates, and any changes in our restaurant staffing structure would adversely impact our operating expenses. In addition, our success depends on our ability to attract, motivate and retain qualified employees, including restaurant managers and staff, to keep pace with our needs. If we are unable to do so, our results of operations may be adversely affected.

Item 1B.	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2014 fiscal year and that remain unresolved.

Item 2.	PROPERTIES

Our principal corporate offices are currently located at 294 Washington Street, Suite 510, Boston, Massachusetts 02108. The lease for our corporate offices expires in May 2019. We believe the offices are adequate to accommodate our needs.

All of our restaurants are located on leased properties. Each lease typically has a 10‑year base rent period, with various renewal options. In addition to the base rent, some leases provide for contingent rental payments, insurance, common area, and other operating costs. At most locations, we reimburse the landlord for a proportionate share of the landlord’s annual real estate taxes.

The following table lists existing Company-owned restaurants, by region, as of December 29, 2014:

Street Address	City, State	Date Opened/Acquired
MIDATLANTIC
234 South 15th Street	Philadelphia, PA	September-96
325 Chestnut Street	Philadelphia, PA	April-97
1128 Walnut Street	Philadelphia, PA	December-97
140 South 36th Street	Philadelphia, PA	August-98
761 Lancaster Avenue	Bryn Mawr, PA	September-98
2050 Wilson Boulevard	Arlington, VA	April-99
1700 Market Street	Philadelphia, PA	September-99
4250 Fairfax Drive	Arlington, VA	June-00
7251 Woodmont Avenue	Bethesda, MD	December-00
11909 Democracy Drive	Reston, VA	May-01
6390 Sawmill Road	Columbus, OH	September-02
2212 East Main Street	Bexley, OH	September-02
295 Main Street	Exton, PA	November-02
7166 N. High Street	Worthington, OH	December-02
1801 N. Lynn Street	Arlington, VA	November-05
50 Yorktown Plaza	Elkins Park, PA	April-06
424 West Swedesford Road	Berwyn, PA	June-06
100 South Charles	Baltimore, MD	July-06
3503 Fairfax Drive, Suite 200	Arlington, VA	November-06
2955 Market St.	Philadelphia, PA	July-07
2011 Crystal Drive, Suite 100	Arlington, VA	May-08
4077 Fenlon Street	Columbus, OH	June-13
104 Pheasant Run	Newtown, PA	February-14
2880 Center Valley Parkway	Center Valley, PA	February-14
9177 Reisterstown Road	Owings Mills, MD	August-14
MIDWEST
116 S. Michigan Avenue	Chicago, IL	September-00
230 W. Washington Street	Chicago, IL	November-00
203 North LaSalle Street	Chicago, IL	May-01
101 North Old Woodward Avenue	Birmingham, MI	August-01
8775 N. Port Washington Road	Fox Point, WI	December-01

230 West Monroe Street	Chicago, IL	May-02
301 East Grand River Avenue	East Lansing, MI	May-02
28674 Telegraph Road	Southfield, MI	November-02
37652 Twelve Mile Road	Farmington Hills, MI	December-02
233 North Michigan Avenue	Chicago, IL	December-02
33 N Dearborn Street	Chicago, IL	June-05
1740 Sherman Avenue	Evanston, IL	September-05
8310 Greenway Boulevard, #106	Middleton, WI	September-06
250 State Street	Madison, WI	September-06
910 North Milwaukee Avenue, Suite A	Lincolnshire, IL	November-06
Crystal Court Ste 150, 710 Marquette Ave	Minneapolis, MN	March-09
2100 Patriot Blvd	Glenview, IL	September-09
259 Erie Street	Chicago, IL	December-14
NORTHEAST
38 East 45th Street	New York, NY	February-97
60 East 56th Street	New York, NY	September-97
55 Broad Street	New York, NY	March-98
1633 Broadway	New York, NY	July-98
61 West 48th Street	New York, NY	August-98
685 Third Avenue	New York, NY	June-99
970 Farmington Avenue	W. Hartford, CT	August-99
461 Park Avenue South	New York, NY	January-00
841 Broadway	New York, NY	September-00
15 S. Moger Avenue	Mt. Kisco, NY	December-00
77 Quaker Ridge Road	New Rochelle, NY	November-01
1298 Boston Post Road	Larchmont, NY	December-01
385 West Main Street	Avon, CT	December-02
29 Washington Street	Morristown, NJ	December-02
498 7th Avenue	New York, NY	December-02
700 6th Avenue	New York, NY	February-03
129 West Putnam Avenue	Greenwich, CT	February-06
441 South Oyster Bay Road	Plainview, NY	June-06
1209 High Ridge Road	Stamford, CT	July-06
53 E. 8th Street	New York, NY	April-07
230 Tresser Blvd. Ste 005	Stamford, CT	November-07

Item 3.	LEGAL PROCEEDINGS

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

On November 22, 2002, our common stock began trading on The Nasdaq Global Market System (“Nasdaq”) under the symbol “COSI.” The closing price of our common stock on Nasdaq was $ 2.60 on March 19, 2015.

Stock Purchase Agreement

On August 22, 2014, the Company sold 3,367,874 unregistered shares of the Company’s common stock, par value of $0.01 per share, at a purchase price of $1.15 per share to Plaisance Fund, LP, a fund managed by Janus Capital Management LLC, for gross proceeds of $3.9 million and concurrently therewith sold 521,739 unregistered shares of the Company’s common stock, par value of $0.01 per share, at a purchase price of $1.15 per share, to Lloyd I. Miller Trust C for gross proceeds of $.6 million.

Senior Secured Promissory Note

On April 14, 2014, the Company entered into a $5.0 million Senior Secured Promissory Note Agreement with MILFAM II L. P. (the “MILFAM Note” and the “MILFAM Note Agreement”, respectively). The MILFAM Note bears interest at nine percent (9%) per annum, compounded semi-annually, and payable in arrears on a semi-annual basis. At the Company’s option, the first two semi-annual interest payments may be paid at eleven percent (11%) in kind in the form of additional promissory notes. The principal obligations under the MILFAM Note are due three (3) years from the effective date of the MILFAM Note. The MILFAM Note Agreement provided for the payment of a finance fee of 3.5% of the principal amount of the MILFAM Note at closing as well as providing a warrant exercisable to purchase up to 1.1 million shares of the Company’s common stock at an exercise price per share of $0.01. The warrant would not be exercisable to the extent that doing so resulted in MILFAM and any related parties, in the aggregate, owning more than 19.9% of the Company’s common stock. Further, until all of the obligations under the MILFAM Note are paid in full, MILFAM will have the right to participate in any future financing transactions consummated by the Company in an amount up to the greater of (1) the then-outstanding balance of obligations under the MILFAM Note and (2) $4.0 million. The MILFAM Note is guaranteed by the Company’s subsidiaries and secured by a lien on all assets of the Company and its subsidiaries [but excluding the assets of Hearthstone Associates, LLC, and Hearthstone Partners, LLC]. Mr. Lloyd I. Miller, III, is the manager of MILFAM LLC, which is the general partner of MILFAM.  Mr. Miller is a significant shareholder of the Company.

On September 16, 2014, 1.1 million of the warrants provided under the MILFAM Note Agreement were exercised in order to purchase 1.1 million unregistered shares of the Company’s common stock at an exercise price of $0.01 per share, resulting in an aggregate purchase price of $11,000.  The stock warrants were carried at a fair value as of the issuance date of approximately $1.3 million based on the Black-Scholes model using the following assumptions:

Expected life (in years)	3

Volatility	63.86%

Risk Free interest rate	.82%

Dividend yield (on common stock)	0

As of the issuance date, the relative value of the warrants was $1.0 million, which was the amount recorded as debt discount, with an offset to additional paid-in capital. The debt discount will be amortized over the life of the MILFAM Note, three years, and charged to interest expense using the effective interest rate calculation method.  During Fiscal 2014, we chose the PIK option on the first interest payment which was due on October 14, 2014.

On May 20, 2014, the Company entered into a $2.5 million Senior Secured Note Purchase Agreement with AB Opportunity Fund LLC and AB Value Partners, L.P. (the “AB Notes”, the “AB Note Agreement”, and the “AB Entities”, respectively). The AB Notes are payable in full on the third anniversary from the effective date of the AB Notes. Interest will accrue at the rate of nine percent (9%), compounded semi-annually, and will be paid in arrears semi-annually, provided that the Company, at its option, may elect to pay the first two semi-annual interest payments at a rate of eleven percent (11%) in kind in the form of additional promissory notes. As consideration for the AB Notes, the Company provided a fee of 3.5% of the principal amount of the AB Notes and warrants exercisable to purchase up to an aggregate, initially, of 550,000 shares of the common stock of the Company at an exercise price per share of $.01, provided that the AB Entities would not be permitted to exercise the warrants to the extent such exercise would result in any of the AB Entities and any related parties, in the aggregate, owning more than 19.9% of the Company’s common stock. The warrants were exercisable by the AB Entities at any time prior to the third anniversary from the effective date of the AB Notes, in whole or in part, by surrendering the warrants and a form of exercise to the Company.

On October 14, 2014, 550,000 of the warrants provided under the AB Note Purchase Agreement were exercised by the cashless exercise method by forfeiting 2,895 shares to pay for the warrants in lieu of cash. The Company’s 550,000 stock warrants were carried at their fair value as of the issuance date of approximately $0.7 million based on the Black-Scholes model using the following assumptions:

Expected life (in years)	3

Volatility	63.86%

Risk Free interest rate	.82%

Dividend yield (on common stock)	0

As of the issuance date, the relative value of the warrants was $0.5 million, which was the amount recorded as debt discount, with an offset to additional paid-in capital. The debt discount will be amortized over the life of the AB Notes, three years, and charged to interest expense using the effective interest rate calculation method.  During Fiscal 2014, we chose the PIK option on the first interest payment which was due on December 20, 2014.

We incurred approximately $0.5 million of debt issuance costs in connection with the issuance of both senior secured promissory notes issued during FY 2014 and are in compliance with all covenant requirements under the MILFAM and AB Note Agreements.

Rights Offering

On December 23, 2014, we completed a shareholders’ rights offering to our shareholders of record as of October 31, 2014. We issued a total of 13,333,329 shares of our common stock, $0.01 par value, at a subscription price of $1.50 per share. We received net proceeds of approximately $19.7 million from the rights offering of common stock which the Company intends to use for general corporate purposes, which may include, but are not limited to, funding our growth plan, working capital and capital expenditures, such as initiatives to propel sales growth in our restaurants, investing in technology, including remote ordering, POS system upgrade, and initiatives to increase through-put efficiencies; upgrading equipment and furnishings, and refreshing our restaurants; and, funding our operations.  We may also use proceeds from the rights offering to pay down debt.  A portion of the funds was used for construction of a new restaurant in Chicago that opened in December of 2014.

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

Stock Price Information

Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during fiscal 2014 and 2013 as reported by Nasdaq.

	Fiscal 2014		Fiscal 2013
Fiscal Quarter	High	Low	High		Low
First Quarter	$1.70	$0.99	$0.92		$0.69
Second Quarter	$1.31	$1.04	$3.07	(a)	$1.93	(a)
Third Quarter	$2.43	$1.11	$2.62	(a)	$2.08	(a)
Fourth Quarter	$2.25	$1.55	$2.39	(a)	$1.35	(a)

(a)	Denotes a post-reverse-stock-split price

Stockholders

The number of our registered common stockholders of record as of February 26, 2015, was 53. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Set forth below is a graph comparing the cumulative total stockholder return on Così common stock with The Nasdaq Composite Index and the Standard & Poor’s Small Cap 600 Index for the period covering our initial public offering on November 22, 2002, through the end of our 2014 fiscal year on December 29, 2014. The Company’s common stock trades on The Nasdaq Capital Market under the symbol “COSI.” The graph assumes an investment of $100.00 made at the opening of trading on November 22, 2002, in (i) Così common stock, (ii) the stocks comprising The Nasdaq Composite Index, and (iii) stocks comprising the Standard & Poor’s Small Cap 600 Index.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our summary of selected consolidated financial data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report. The selected statement of operations data for fiscal years 2014, 2013, and 2012, and selected balance sheet data for fiscal years 2014 and 2013, are derived from our audited consolidated financial statements that are included in this report. The selected statement of operations data for fiscal years 2011 and 2010, and selected balance sheet data for fiscal years 2012, 2011, and 2010, are derived from our audited consolidated financial statements not included in this report. The following historical results of consolidated operations are not necessarily indicative of results to be expected for any subsequent period.

	Fiscal Year
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Restaurant net sales	$74,905	$83,338	$94,757	$98,920	$106,636
Franchise fees and royalties	2,853	2,989	3,195	3,215	3,063
Total revenues	77,758	86,327	97,952	102,135	109,699

Costs and expenses:

Cost of food and beverage	20,078	20,736	22,171	22,902	24,366
Restaurant labor and related benefits	29,046	32,379	34,165	36,068	40,161
Occupancy and other restaurant operating expenses	27,720	28,971	30,337	31,330	33,977
	76,844	82,086	86,673	90,300	98,504
General and administrative expenses	12,359	11,746	11,641	13,824	13,692
Depreciation and amortization	2,394	2,724	3,613	4,230	4,773
Restaurant pre-opening expenses	15	29	-	-	-
Provision for losses on asset impairments and disposals	346	1,122	424	431	732
Closed store costs	172	124	117	61	152
Lease termination expense (income), net	1,468	57	(13)	22	203
Gain on sale of assets	(50)	(34)	-	(149)	(5,205)
Total costs and expenses	93,548	97,854	102,455	108,719	112,851
Operating loss	(15,790)	(11,527)	(4,503)	(6,584)	(3,152)
Other income (expense):
Interest income	-	-	-	-	1
Interest expense	(471)	-	-	(1)	(4)
Debt issuance amortization	(446)	-	-	-	-
Other income	82	83	62	46	14
Total other income	(835)	83	62	45	11
Net loss	$(16,625)	$(11,444)	$(4,441)	$(6,539)	$(3,141)

Per share data:
Loss per share, basic and diluted	$(0.82)	$(0.64)	$(0.29)	$(0.51)	$(0.25)

Weighted average shares used in computing net loss per share - basic and diluted	20,272	17,994	15,208	12,842	12,660

	Fiscal Year
	2014	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$21,560	$6,021	$15,417	$7,222	$10,307	$4,079
Total assets	$33,431	$18,603	$31,193	$24,705	$31,351	$31,570
Total stockholders' equity	$12,371	$2,719	$14,035	$5,518	$11,686	$9,325

Selected Consolidated Statement of Cash Flow Data:
Net cash used in operating activities	$(13,947)	$(7,294)	$(2,955)	$(1,318)	$(3,963)	$(1,190)
Net cash (used in) provided by investing activities	$(1,808)	$(2,102)	$(1,409)	$(1,767)	$5,317	$(682)
Net cash provided by financing activities	$31,294	$-	$12,559	$-	$4,874	$362

Selected Operating Data:
Company-owned restaurants open at the end of the fiscal year	64	70	75	80	83	99

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 29, 2014, December 30, 2013, and December 31, 2012, should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Annual Report.

Business Overview

System-wide Restaurants:

	Fiscal Year
	2014			2013			2012
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	70	52	122	75	50	125	80	56	136
Company-owned sold to franchisee	0	0	0	1	1	0	0	0	0
Franchised restaurants converted to Company-owned	3	3	0	0	0	0	0	0	0
New restaurants opened	1	2	3	0	4	4	0	2	2
Restaurants permanently closed	10	4	14	4	3	7	5	8	13
Restaurants at end of period	64	47	111	70	52	122	75	50	125

As of December 29, 2014, there were 64 Company-owned and 47 franchised Cosi® restaurants operating in 16 states, the District of Columbia, the United Arab Emirates, and Costa Rica. During fiscal 2014, we closed ten Company-owned restaurants, three in Pennsylvania, two in each of Maryland, Illinois and Virginia, and one in Connecticut. During the same period, we opened one new and converted three franchised restaurants to Company-owned.  Two franchised restaurants opened, one in Costa Rica and one in Boston, and permanently closed four franchised locations during fiscal 2014.

Our restaurants offer innovative, savory, made-to-order products featuring our authentic hearth-baked crackly-crust signature Cosi® bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers. Our menu features high-quality, made-to-order hot and cold sandwiches, hand-tossed salads, bowls, breakfast wraps, Cosi® Squagels®, melts, flatbread pizzas, S’mores, chia shots and other desserts, and a variety of coffees, along with other soft drink beverages, bottled beverages, including premium still and sparkling waterS, teas, alcoholic beverages, and other specialty coffees and beverages. Our restaurants offer lunch and afternoon coffee in a counter-service format, with most offering breakfast and/or dinner and dessert menus as well.

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

We also continue to explore strategic opportunities with our Cosi Pronto® (our grab-and-go concept) and full-service concepts in educational establishments, airports, train stations, museums, medical facilities and other public venues that meet our operating and financial criteria.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during fiscal 2014.

Long Lived Assets: ASC 360-10-35 Property, Plant, & Equipment requires management judgments regarding the future operating and disposition plans for marginally-performing assets, and estimates of expected realizable values for assets to be sold. The application of this standard has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level periodically and record an impairment loss whenever we determine impairment factors are present. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term, and then determine the impairment charge based on discounted cash flows for the same period. Restaurants are not considered for impairment during the “ramp-up” period before they enter the comparable restaurant base, unless specific circumstances warrant otherwise. If a restaurant location is not reaching their expected sales, impairment maybe a possibility in the near future.

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

Stock-Based Compensation Expense:  In accordance with ASC 718-10-25 Compensation – Stock Compensation, we recognize stock-based compensation expense according to the fair value recognition provision, which generally requires, among other things, that all employee share-based compensation is measured using a fair value method and that all the resulting compensation expense be recognized in the financial statements.

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

Comparable Restaurant Sales

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during that period. At fiscal years ended December 29, 2014, December 30, 2013, and December 31, 2012, there were 60, 70, and 75 restaurants in our comparable restaurant base, respectively.

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

Hearthstone Merger. On March 18, 2014, we entered into an Election to Cause Merger Agreement (the “Hearthstone Agreement”) with Hearthstone Associates, LLC (“Hearthstone Associates”), Robert J. Dourney and Nancy Dourney (we refer to Nancy and Robert J. Dourney together as the “Holders”). Hearthstone Associates, which is wholly owned by the Holders, operates certain Così franchise restaurants through its wholly-owned subsidiary, Hearthstone Partners, LLC, a Massachusetts limited liability company (the “Hearthstone Subsidiary”). The Hearthstone Agreement was entered into in connection with Mr. Dourney’s appointment as our President and Chief Executive Officer.

On January 2, 2015, [Hearthstone Associates] notified us that we would be required to effect the Hearthstone Merger. We expect to close the Hearthstone Merger in the second quarter of 2015, subject to receipt of certain lender consents of Hearthstone Associates and satisfaction of other customary conditions.

FFCC has agreed to provide its consent to the Merger on the condition that the Company deposit $5,000,000 (“Cash Collateral”) to FFCC to secure Hearthstone Partner’s remaining obligations under the FFCC Notes. The Cash Collateral would remain in a control account until FFCC determines, in its sole discretion that the indebtedness is adequately supported by the financial performance of the Company, or the indebtedness due to FFCC is paid in full. As the outstanding balance under the FFCC Notes is reduced, the Company may request once annually that the Cash Collateral be ratably reduced. As a further condition, the Company has agreed to the obligations of Hearthstone Partners under the FFCC Notes.

Results of Operations

The following table sets forth our operating results as a percentage of total revenues, except where otherwise noted, for the periods indicated:

	Fiscal Year
	2014	2013	2012

Revenues:
Restaurant net sales	96.3%	96.5%	96.7%
Franchise fees and royalties	3.7	3.5	3.3
Total revenue	100.0	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	26.8	24.9	23.4
Restaurant labor and related benefits (1)	38.8	38.8	36.1
Occupancy and other restaurant operating expenses (1)	37.0	34.8	32.0
	102.6	98.5	91.5
General and administrative expenses	15.9	13.6	11.9
Depreciation and amortization	3.1	3.2	3.7
Provision for losses on asset impairments and disposals	0.4	1.3	0.4
Closed store costs	0.2	0.1	0.1
Lease termination expense	1.9	0.1	-
Gain on sale of assets	(0.1)	-	-
Total costs and expenses	120.3	113.4	104.6
Operating loss	(20.3)	(13.4)	(4.6)

Interest expense	(0.6)	-	-
Debt issuance amortization	(0.6)
Other income	0.1	0.1	0.1
Net loss	(21.4)	(13.3)	(4.5)

(1)	Expressed as a pecentage of restaurant net sales versus all other items expressed as a percentage of total revenue

Fiscal Year 2014 (52 weeks) compared to Fiscal Year 2013 (52 weeks)

Restaurant Net Sales

	Restaurant Net Sales
	(in thousands)	as a % of total revenues
Fiscal 2014	$74,905	96.3%
Fiscal 2013	$83,338	96.5%

Restaurant net sales decreased by approximately $8.4 million, or 10.1%, during fiscal 2014, as compared to fiscal 2013, due to a $7.9 million decrease in net sales related to closing 10 Company-owned restaurants during fiscal 2014 and approximately $3.5 million, or 4.7%, decrease in net sales in our comparable restaurant base, partially offset by $3.0 million in sales from the conversion of 3 franchised restaurants to Company owned and 1 new restaurant opening. The decrease in comparable net sales was comprised of 5.1% decrease in traffic, partially offset by 0.4% increase in average check.

Franchise Fees and Royalties

	Franchise Fees and Royalties
	(in thousands)	as a % of total revenues
Fiscal 2014	$2,853	3.7%
Fiscal 2013	$2,989	3.5%

Franchise Fees and Royalties: Franchise fees and royalties decreased by approximately $0.1 million, or 4.6%, during fiscal 2014, due to a decrease of approximately $0.1 million in royalties from the permanent closing of 3 franchised restaurants and the conversion of 3 franchised restaurants to Company-owned, partially offset by franchise fees from the opening of two new franchised restaurants during fiscal 2014.

Costs and Expenses

	Cost of Food and Beverage
	(in thousands)	as a % of total revenues
Fiscal 2014	$20,078	26.8%
Fiscal 2013	$20,736	24.9%

Cost of Food and Beverage: The increase in cost of food and beverage, as a percentage of restaurant net sales, is primarily due to higher food costs, including, but not limited to, increases in the costs of poultry, dairy, shredded lettuce, tomatoes, specialty desserts and new product offerings.

	Restaurant Labor and Related Benefits
	(in thousands)	as a % of total revenues
Fiscal 2014	$29,046	38.8%
Fiscal 2013	$32,379	38.9%

Restaurant Labor and Related Benefits: Restaurant labor and related benefits, as a percentage of restaurant net sales, is relatively flat due primarily to the favorable impact from the adjustments to restaurant management staffing levels at certain locations during the year. The cost of healthcare-related benefits was also lower during fiscal 2014, as compared to the prior year.

	Occupancy and Other Restaurant Operating Expenses
	(in thousands)	as a % of total revenues
Fiscal 2014	$27,720	37.0%
Fiscal 2013	$28,971	34.8%

Occupancy and Other Restaurant Operating Expenses: The increase in occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, is due primarily to the unfavorable effect on fixed occupancy-related costs of the decrease in comparable net restaurant sales, more expensive lease and higher operating costs of existing Company-owned restaurants.

	General and Administrative Expenses
	(in thousands)	as a % of total revenues
Fiscal 2014	$12,359	15.9%
Fiscal 2013	$11,746	13.6%

General and Administrative Expenses: The increase in general and administrative expenses is due primarily to charges of approximately $1.3 million resulting from the relocation of the corporate headquarters from Chicago, Illinois, to Boston, Massachusetts, including termination of the corporate office lease, severance pay and recruiting fees, as well as higher legal fees incurred in the quarter, partially offset by labor and related benefits savings resulting from administrative workforce reductions effected during 2013, prototype design costs incurred during 2013, as well as lower year-over-year costs for corporate insurance and forfeited amortized restricted stock compensation expense during fiscal 2013.

	Depreciation and Amortization Expenses
	(in thousands)	as a % of total revenues
Fiscal 2014	$2,394	3.1%
Fiscal 2013	$2,724	3.2%

Depreciation and Amortization: The dollar decrease in depreciation and amortization expenses was due to the impact of impairments of approximately $1.0 million recorded during and subsequent to the first quarter of fiscal 2013, as well as the continued depreciation of our comparable restaurant base.

	Restaurant Pre-opening Expenses
	(in thousands)	as a % of total revenues
Fiscal 2014	$15	0.0%
Fiscal 2013	$29	0.0%

Restaurant Pre-opening Expenses: The restaurant pre-opening expenses are related to the relocation of one Company-owned restaurant during fiscal 2014 and 2013.

	Provision for Losses on Asset Impairments and Disposals
	(in thousands)	as a % of total revenues
Fiscal 2014	$346	0.4%
Fiscal 2013	$1,122	1.3%

Provision for Losses on Asset Impairments and Disposals: We recorded a provision for losses on asset impairments and disposals of approximately $0.4 million, related to the disposals of assets at 10 Company-owned restaurants at the termination of their leases in fiscal 2014. During fiscal 2013, we recorded a provision for losses on asset impairments and disposals of approximately $1.1 million related to 6 underperforming restaurants.

	Closed Store Costs
	(in thousands)	as a % of total revenues
Fiscal 2014	$172	0.2%
Fiscal 2013	$124	0.1%

Closed Store Costs: The closed store costs resulted from the closing of Company-owned restaurants during fiscal 2014 and 2013.

	Lease Termination Expense (Income), net
	(in thousands)	as a % of total revenues
Fiscal 2014	$1,468	1.9%
Fiscal 2013	$57	0.1%

Lease Termination Expense/(Income), net: The increase in lease termination expense is primarily related to the closing of 10 Company-owned restaurants in fiscal 2014 totaling approximately $1.2 million resulting from the continued assessment of our restaurant portfolio.

	Gain on Sale of Assets
	(in thousands)	as a % of total revenues
Fiscal 2014	$(50)	-0.1%
Fiscal 2013	$(34)	0.0%

Gain on Sale of Assets:  The gain on sale of assets is related to the sale of a liquor license during each of fiscal 2014 and 2013.

	Interest Expense
	(in thousands)	as a % of total revenues
Fiscal 2014	$(471)	-0.6%
Fiscal 2013	$0	0.0%

Interest Expense: We incurred interest expense in fiscal 2014 related to obligations on senior secured promissory notes.

	Debt Issuance Amortization
	(in thousands)	as a % of total revenues
Fiscal 2014	$(446)	-0.6%
Fiscal 2013	$0	0.0%

Debt Issuance Amortization: Debt issuance amortization relates to the amortization associated with the discount on the senior secured promissory notes issued in FY 2014.

	Other Income
	(in thousands)	as a % of total revenues
Fiscal 2014	$82	0.1%
Fiscal 2013	$83	0.1%

Other Income: Other income is primarily due to the discounting of the long-term portion of a note receivable in fiscal 2014.

	Net Loss and Comprehensive Loss
	(in thousands)	as a % of total revenues
Fiscal 2014	$(16,625)	-21.4%
Fiscal 2013	$(11,444)	-13.3%

Net Loss and Comprehensive Loss: The increase in the net loss and comprehensive loss of $5.2 million in fiscal 2014 is due to $2.0 million of negative restaurant cash flow driven by the decrease in restaurant net sales, one-time charges of $1.5 million in lease termination expenses, $1.3 million for the relocation of the corporate headquarters to Boston, Massachusetts offset by a $0.6 million reduction in provisions for asset impairments, $0.4 million of debt issuance amortization, $0.5 million of interest expense recorded on long-term debt and $0.1 million in costs related to Company-owned store closures.

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

Restaurant Labor and Related Benefits: The increase in restaurant labor and related benefits in fiscal 2013, as a percentage of net sales, is due primarily to the unfavorable impact on labor from the decrease in comparable net restaurant sales, primarily the impact on the fixed-portion of manager labor as well as to the deployment of additional hourly labor, primarily in the latter half of the year, as part of an initiative to improve guest experience and speed of service. The cost of healthcare-related benefits was also higher during fiscal 2013, as compared to the prior year.

	Occupancy and Other Restaurant Operating Expenses
	(in thousands)	as a % of total revenues
Fiscal 2013	$28,971	34.8%
Fiscal 2012	$30,337	32.0%

Occupancy and Other Restaurant Operating Expenses: The increase in occupancy and other restaurant operating expenses in fiscal 2013, as a percentage of restaurant net sales, is due primarily to the unfavorable effect on fixed occupancy-related costs of the decrease in comparable net restaurant sales, higher costs for repairs and maintenance of existing Company-owned restaurants, and the increase in paper and packaging costs resulting from a year-over-year increase in catering sales.

	General and Administrative Expenses
	(in thousands)	as a % of total revenues
Fiscal 2013	$11,746	13.6%
Fiscal 2012	$11,641	11.9%

General and Administrative Expenses: The slight increase in general and administrative expenses in 2013 is due primarily to the charge of approximately $0.6 million for severance pay resulting from administrative workforce reductions during fiscal 2013, as well as the approximately $0.5 million charge to reserve a note receivable from a franchisee, partially offset by labor savings from the administrative workforce reductions, lower expenses for third-party professional fees, and the costs of certain relocation expenses incurred during fiscal 2012.

	Depreciation and Amortization Expenses
	(in thousands)	as a % of total revenues
Fiscal 2013	$2,724	3.2%
Fiscal 2012	$3,613	3.7%

Depreciation and Amortization: The decrease in depreciation and amortization expenses in fiscal 2013 is due primarily to the continued depreciation of our comparable restaurant base and the impact of asset impairments recorded during and subsequent to fiscal 2012.

	Restaurant Pre-opening Expenses
	(in thousands)	as a % of total revenues
Fiscal 2013	$29	0.0%
Fiscal 2012	-	-

Restaurant Pre-opening Expenses: The restaurant pre-opening expenses in fiscal 2013 are related to the relocation of one Company-owned restaurant during fiscal 2013.

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

	Closed Store Costs
	(in thousands)	as a % of total revenues
Fiscal 2013	$124	0.1%
Fiscal 2012	$117	0.1%

Closed Store Costs: The closed store costs in fiscal 2013 resulted from the closing of Company-owned restaurants at the expiration of their leases.

	Lease Termination (Income) Expense, net
	(in thousands)	as a % of total revenues
Fiscal 2013	$57	0.1%
Fiscal 2012	$(13)	-

Lease Termination Expense/(Income), net: The lease termination expense during fiscal 2013 is related to the closing of two Company-owned restaurants, partially offset by an adjustment resulting from the expiration of our obligation under a previously-transferred lease agreement.

	Gain on Sale of Assets
	(in thousands)	as a % of total revenues
Fiscal 2013	$(34)	-
Fiscal 2012	-	-

Gain on Sale of Assets:  The gain on sale of assets is related to the sale of a liquor license during fiscal 2013.

	Other Income
	(in thousands)	as a % of total revenues
Fiscal 2013	$83	0.1%
Fiscal 2012	$62	0.1%

Other Income: Other income in fiscal 2013 is primarily due to the discounting of the long-term portion of a note receivable.

	Net Loss and Comprehensive Loss
	(in thousands)	as a % of total revenues
Fiscal 2013	$(11,444)	(-13.3)%
Fiscal 2012	$(4,441)	(-4.5)%

Net Loss and Comprehensive Loss: The increase in net loss in fiscal 2013 is due primarily to the unfavorable effect of the decrease in comparable restaurant net sales on the fixed-portion of occupancy-related costs and manager labor, the increase in food and beverage and paper and packaging costs, the increase in the provision for asset impairments, the charge for severance pay, the reserve on a note receivable, and the net impact of locations closed during and subsequent to the first quarter of fiscal 2012, partially offset by lower depreciation expense, savings realized from the administrative workforce reductions, savings in third-party professional fees, and lower costs for marketing materials and advertising media expense.

Liquidity and Capital Resources

On April 14, 2014, the Company entered into a $5.0 million Senior Secured Promissory Note Agreement with MILFAM II L. P. (the “MILFAM Note” and the “MILFAM Note Agreement”, respectively). The MILFAM Note bears interest at nine percent (9%) per annum, compounded semi-annually, and payable in arrears on a semi-annual basis. At the Company’s option, the first two semi-annual interest payments may be paid at eleven percent (11%) in kind in the form of additional promissory notes. The principal obligations under the MILFAM Note is due three (3) years from the effective date of the MILFAM Note. The MILFAM Note Agreement provided for the payment of a finance fee of 3.5% of the principal amount of the MILFAM Note at closing as well as providing a warrant exercisable to purchase up to 1.1 million shares of the Company’s common stock at an exercise price per share of $0.01. The warrant would not be exercisable to the extent that doing so resulted in MILFAM II and any related parties, in the aggregate, owning more than 19.9% of the Company’s common stock. Further, until all of the obligations under the MILFAM Note are paid in full, MILFAM will have the right to participate in any future financing transactions consummated by the Company in an amount up to the greater of (1) the then-outstanding balance of obligations under the MILFAM Note and (2) $4.0 million. The MILFAM Note is guaranteed by the Company’s subsidiaries and secured by a lien on all assets of the Company and its subsidiaries. Mr. Lloyd I. Miller, III, is the manager of MILFAM LLC, which is the general partner of MILFAM.  Mr. Miller is a significant shareholder of the Company.

On September 16, 2014, 1.1 million of the warrants provided under the MILFAM Note Agreement were exercised in order to purchase 1.1 million unregistered shares of the Company’s common stock at an exercise price of $0.01 per share, resulting in an aggregate purchase price of $11,000.  During Fiscal 2014, we chose the PIK option on the first interest payment which was due on October 14, 2014.

On May 20, 2014, the Company entered into a $2.5 million Senior Secured Note Purchase Agreement with AB Opportunity Fund LLC and AB Value Partners, L.P. (the “AB Notes”, the “AB Note Agreement”, and the “AB Entities”, respectively). The AB Notes are payable in full on the third anniversary from the effective date of the AB Notes. Interest will accrue at the rate of nine percent (9%), compounded semi-annually, and will be paid in arrears semi-annually, provided that the Company, at its option, may elect to pay the first two interest payments at a rate of eleven percent (11%) in kind in the form of additional promissory notes. As consideration for the AB Notes, the Company provided a fee of 3.5% of the principal amount of the AB Notes and warrants exercisable to purchase up to an aggregate, initially, of 550,000 shares of the common stock of the Company at an exercise price per share of $.01, provided that the AB Entities shall not be permitted to exercise the warrants to the extent such exercise would result in the AB Entities and any related parties, in the aggregate, owning more than 19.9% of the common stock of the Company. The warrants are exercisable by the AB Entities at any time prior to the third anniversary from the effective date of the AB Notes, in whole or in part, by surrendering the warrants and a form of exercise to the Company.

On October 14, 2014, 550,000 of the warrants provided under the AB Note Purchase Agreement were exercised by the cashless exercise method.  During Fiscal 2014, we chose the PIK option on the first interest payment which was due on December 20, 2014.

On August 22, 2014, the Company sold 3,367,874 unregistered shares of the Company’s common stock, par value of $0.01 per share, at a purchase price of $1.15 per share, to Plaisance Fund, LP, a fund managed by Janus Capital Management LLC, for gross proceeds of $3,873,055, and concurrently therewith sold 521,739 unregistered shares of the Company’s common stock, par value of $0.01 per share, at a purchase price of $1.15 per share to Lloyd I. Miller Trust C for gross proceeds of $600,000.

On December 23, 2014, the Company completed a shareholders’ rights offering to our shareholders of record as of October 31, 2014. The Company issued a total of 13,333,329 shares of our common stock, $0.01 par value, at a subscription price of $1.50 per share. The Company received net proceeds of approximately $19.7 million from the rights offering of common stock which the Company intends to use for growth and general corporate purposes, which may include, but are not limited to, funding our growth plan, working capital and capital expenditures, such as initiatives to propel sales growth in our restaurants, investing in technology, including remote ordering, POS system upgrade, and initiatives to increase through-put efficiencies; upgrading equipment and furnishings, and refreshing our restaurants; and, funding our operations.  We may also use proceeds from the rights offering to pay down debt.  A portion of the funds was used for construction of a new restaurant in Chicago that opened in December of 2014.

Cash and cash equivalents were approximately $21.6 million on December 29, 2014, compared with $6.0 million on December 30, 2013. We had positive working capital of approximately $14.1 million on December 29, 2014, compared with negative working capital of $2.5 million on December 30, 2013. The increase in working capital is primarily due to the proceeds from the shareholder rights offering, senior secured notes and private placements for the sale of unregistered shares of the Company’s common stock, $0.01 par value. Our principal requirements for cash in 2015 will be for refreshing our restaurants, investment in technology, pay down of debt and working capital.

Net cash used in operating activities during fiscal 2014 was approximately $13.9 million compared with $7.3 million during fiscal 2013. The $6.6 million increase in use of cash was primarily the result of the $5.2 million higher operating loss, $1.4 million pay down on vendor payables and other liabilities, partially offset by higher depreciation and other non-cash expenses.

Net cash used in investing activities during fiscal 2014 was approximately $1.8 million compared with net cash used in fiscal 2013 of approximately $2.1 million and was primarily the result of $1.1 million for capital expenditures relating to the maintenance of existing Company-owned restaurants, $0.5 million for a new Company-owned restaurant developed in Chicago, Illinois, and $0.2 million for certain information technology related projects.

Cash provided by financing activities during fiscal 2014 of approximately $31.3 million included $19.7 million from proceeds associated with the shareholder rights offering, $7.6 million from senior secured promissory notes and $4 million from stock purchase agreements. No cash was provided by financing activities in fiscal 2013.

During fiscal 2014, four quarterly payments of $62,500 each were not paid to the Company as scheduled in accordance with the terms of the Subordinated Secured Promissory Note associated with the sale of restaurants to a franchisee in 2010. Although still uncertain as to timing, the Company expects the franchisee to satisfy its obligations under the Subordinated Secured Promissory Note which currently has an outstanding balance of $1 million. As of December 29, 2014, the Company has established a reserve of $0.5 million for the Subordinated Secured Promissory Note.

During fiscal 2015, we expect to invest in initiatives that will increase throughput efficiencies and that will propel sales growth. We plan to invest capital to refresh our restaurants, upgrade our POS system, modernize restaurant equipment and furnishings as well as fund our operations. We expect to fund these initiatives with the proceeds from the shareholder rights offering, senior secured promissory notes, private placements from the sale of unregistered shares of the Company’s common stock, cash and cash equivalents on hand, expected cash flows generated by existing Company-owned restaurants, and expected franchise fees and royalties.

We believe that our current cash and cash equivalents and the expected cash flows from Company-owned restaurant operations and the expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for the next twelve months. Our conclusion is based on our financial performance during fiscal 2014 and our projected financial performance for 2015.

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

Selected Quarterly Financial Data

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All quarters in fiscal 2014 and 2013 include results for 13 weeks. The unaudited selected quarterly results for fiscal 2014 and 2013 are shown below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except share data)
Fiscal 2014

Total revenues	$18,375	$20,670	$19,209	$19,504
Total costs and expenses	$21,501	$25,484	$23,357	$24,041

Net loss	$(3,126)	$(4,814)	$(4,148)	$(4,537)

Basic and diluted loss per share:	$(0.17)	$(0.27)	$(0.20)	$(0.18)

Fiscal 2013

Total revenues	$21,561	$23,408	$21,412	$19,946
Total costs and expenses	$24,323	$25,547	$23,876	$24,108

Net loss	$(2,741)	$(2,135)	$(2,455)	$(4,113)

Basic and diluted loss per share:	$(0.15)	$(0.12)	$(0.14)	$(0.23)

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

Interest Rate Risk

We do not have interest rate risk on our debt, as this rate is a fixed percentage. Our market risk exposures are related to our cash and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short‑term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During fiscal 2014, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect during fiscal 2014 would not have resulted in a fluctuation of interest income. In fiscal years 2013 and 2012, the interest income we earned was immaterial and we did not have any significant debt.

Commodity Risk

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability, and other factors outside our control. Some of these commodities are purchased under agreements in effect for periods ranging from one month to one year, usually at fixed prices. As a result, we are subject to commodity risk that current market prices may be below our contractual prices. We also purchase certain ingredients at spot prices, as well as prices that are based on specific formulas related to key components within the commodity category, which could adversely affect our operating result in periods of rising commodity or ingredient prices if we choose, for competitive or other reasons, not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. In fiscal 2014, 2013, and 2012, we did not utilize derivative instruments in managing commodity risk.

Foreign Currency Risk

As of the end of fiscal 2014, all of our transactions are conducted, and our accounts are denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are included in this item:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cosi, Inc.
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Cosi, Inc. as of December 29, 2014 and December 30, 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cosi, Inc. at December 29, 2014 and December 30, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois

March 26, 2015

Cosi, Inc.
 Consolidated Balance Sheets
 As of December 29, 2014 and December 30, 2013
 (dollars in thousands)

	December 29, 2014	December 30, 2013
Assets
Current assets:
Cash and cash equivalents	$21,560	$6,021
Accounts receivable, net	581	594
Notes receivable	551	551
Inventories	825	779
Prepaid expenses and other current assets	1,279	1,348
Total current assets	24,796	9,293

Furniture and fixtures, equipment and leasehold improvements, net	7,308	8,195
Other assets	1,327	1,115
Total assets	$33,431	$18,603

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,519	$2,462
Accrued expenses	9,336	9,088
Deferred franchise revenue	18	18
Current portion of other long-term liabilities	177	196
Total current liabilities	11,050	11,764

Long-term debt, net	6,623	-
Deferred franchise revenue	1,724	1,931
Other long-term liabilities, net of current portion	1,663	2,189
Total liabilities	21,060	15,884

Stockholders' equity:
Common stock - $.01 par value; 100,000,000 shares authorized, 38,410,196 and 18,106,979 shares issued, respectively	383	181
Additional paid-in capital	323,256	297,181
Treasury stock, 59,886 shares at cost	(1,198)	(1,198)
Accumulated deficit	(310,070)	(293,445)
Total stockholders' equity	12,371	2,719
Total liabilities and stockholders' equity	$33,431	$18,603

The accompanying notes are an intergral part of these consolidated financial statements.

Cosi, Inc
Consolidated Statements of Operations and Comprehensive Loss
For the Fiscal Years Ended December 29, 2014 December 30, 2013, December 31, 2012
(dollars in thousands, except per share data)

	December 29, 2014	December 30, 2013	December 31, 2012

Revenues:
Restaurant net sales	$74,905	$83,338	$94,757
Franchise fees and royalties	2,853	2,989	3,195
Total revenues	77,758	86,327	97,952

Costs and expenses:
Cost of food and beverage	20,078	20,736	22,171
Restaurant labor and related benefits	29,046	32,379	34,165
Occupancy and other restaurant operating expenses	27,720	28,971	30,337
	76,844	82,086	86,673
General and administrative expenses	12,359	11,746	11,641
Depreciation and amortization	2,394	2,724	3,613
Restaurant pre-opening expenses	15	29	-
Provision for losses on asset impairments and disposals	346	1,122	424
Closed store costs	172	124	117
Lease termination expense (income), net	1,468	57	(13)
Gain on sale of assets	(50)	(34)	-
Total costs and expenses	93,548	97,854	102,455
Operating loss	(15,790)	(11,527)	(4,503)
Other income (expense):
Interest expense	(471)	-	-
Debt issuance amortization	(446)
Other income	82	83	62
Total other income (expense)	(835)	83	62

Net loss and comprehensive loss	$(16,625)	$(11,444)	$(4,441)

Per Share Data:
Loss per share, basic and diluted	$(0.82)	$(0.64)	$(0.29)

Weighted average common shares outstanding	20,271,585	17,993,858	15,207,588

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Stockholders' Equity
For the Fiscal Years Ended December 29, 2014, December 30, 2013, December 31, 2012
(dollars in thousands, except share data)

	Common Stock			Treasury Stock
	Number of Shares	Amount	Additional Paid In Capital	Shares of Treasury Stock	Amount Treasury Stock	Accumulated Deficit	Total
Balance, January 2, 2012	13,241,841	$132	$284,144	59,886	$(1,198)	$(277,560)	$5,518
Issuance of common stock, net of issuance costs (1)	4,915,461	50	12,509				12,559
Issuance of restricted stock, net of forfeitures	120,890	1	(1)				-
Stock-based compensation			399				399
Net loss						(4,441)	(4,441)

Balance, December 31, 2012	18,278,192	$183	$297,051	59,886	$(1,198)	$(282,001)	$14,035

Forfeiture of restricted stock	(171,213)	(2)	2				-
Stock-based compensation			128				128
Net loss						(11,444)	(11,444)

Balance, December 30, 2013	18,106,979	$181	$297,181	59,886	$(1,198)	$(293,445)	$2,719

Issuance of common stock net of issuance costs (2)	17,222,942	172	24,014				24,186
Issuance of restricted stock, net of forfeitures	1,433,170	14	(14)				-
Stock-based compensation	-	-	509				509
Issuance of warrants (3)	-	-	1,571				1,571
Exercise of warrants to purchase common stock (4)	1,647,105	16	(5)				11
Net loss						(16,625)	(16,625)

Balance, December 29, 2014	38,410,196	$383	$323,256	59,886	$(1,198)	$(310,070)	$12,371

(1)
Represents the proceeds, net of issuance costs, of approximately $221,000 from the shareholder rights offering and related private placement to directors and officers of the Company, completed in July 2012

(2)
Represents the proceeds from the shareholder rights offering of approximately 13.3 million of unregisterd shares completed December 23, 2014 and proceeds from Stock Purchase Agreement for the purchase of approximately 3.9 million unregisterd shares completed on August 22, 2014.

(3)
Represents the relative value of proceeds from issuance of Senior Secured Promissory Notes and related stock warrants for MILFAM II L.P. and AB Opportunity Fund LLC & AB Value Partners L.P, of $1,027,000 and $544,000 respectively, as of the issuance date.

(4)	Represents proceeds relating to exercising of warrants to purchase 1.1 million and .5 million shares of unregistered common stock on September 16, 2014 and October 14, 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Cash Flows
For the Fiscal Years Ended December 29, 2014, December 30, 2013, December 31, 2012
(in thousands)

	December 29, 2014	December 30, 2013	December 31, 2012

Cash flows from operating activities:
Net loss	$(16,625)	$(11,444)	$(4,441)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,394	2,724	3,613
Debt issuance amortization	446
Gain on sale of assets	(50)	(34)	-
Non-cash portion of asset impairments and disposals	374	1,122	424
Provision for bad debts	226	491	46
Lease termination reserve	(249)	(64)	(30)
Stock-based compensation expense	509	128	399
Interest expense paid in kind	470	-	-
Changes in operating assets and liabilities:
Accounts receivable	(213)	600	(683)
Notes receivable	-	36	175
Inventories	(46)	115	(176)
Prepaid expenses and other current assets	69	272	(140)
Other assets	101	(28)	26
Accounts payable and accrued expenses	(888)	(771)	(1,319)
Deferred franchise revenue	206	(35)	(175)
Other liabilities	(671)	(406)	(674)
Net cash used in operating activities	(13,947)	(7,294)	(2,955)

Cash flows from investing activities:
Capital expenditures	(1,880)	(2,142)	(1,409)
Proceeds from sale of assets	72	40	-
Net cash used in investing activities	(1,808)	(2,102)	(1,409)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	7,500	-	-
Proceeds from issuance of common stock	24,473	-	12,780
Proceeds from the issuance of warrants	11	-	-
Long-term debt issuance costs	(403)	-	-
Common stock issuance costs	(287)	-	(221)
Net cash provided by financing activities	31,294	-	12,559

Net increase / (decrease) increase in cash and cash equivalents	15,539	(9,396)	8,195
Cash and cash equivalents, beginning of year	6,021	15,417	7,222
Cash and cash equivalents, end of year	$21,560	$6,021	$15,417

Supplemental disclosures of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$376	$138	$154

The accompanying notes are an integral part of these consolidated financial statements.

COSI, INC.

Notes to Consolidated Financial Statements

For the Fiscal Years Ended December 29, 2014, December 30, 2013, December 31, 2012

1. Organization and Summary of Significant Accounting Policies

Organization

Cosi, Inc., a Delaware corporation, owns, operates, and franchises fast-casual dining restaurants which sell high-quality, made-to-order sandwiches, salads, bowls, and coffees, along with a variety of other soft drink beverages, teas, baked goods and alcoholic beverages. As of December 29, 2014, there were 64 Company-owned and 47 franchised restaurants operating in 16 states, the District of Columbia, the United Arab Emirates, and Costa Rica.

Fiscal Year

Our fiscal year ends on the Monday closest to December 31. Fiscal years ended December 29, 2014, December 30, 2013, December 31, 2012 are referred to as fiscal 2014, 2013, and 2012, respectively. Each of fiscal years 2014, 2013 and 2012 included 52 weeks

Basis of Presentation

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

In accordance with the provisions of the impairment or disposal subsections of ASC 360-10, Property, Plant & Equipment, long-lived assets held and used with a carrying amount of $2.2 million were written down to their fair value of $1.2 million, resulting in asset impairment and disposal charges of $1.0 million which were included in earnings for fiscal 2013. We did not record any impairment charges during fiscal 2014 but if stores do not reach their expected sales, impairment maybe a possibility in the near future. We considered all relevant valuation techniques that could be obtained without undue cost and effort, and concluded that the discounted cash flow approach continued to provide the most relevant and reliable means by which to determine fair value of the long-lived assets held and used.

Long-lived assets held and used	Total value at end of period	Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(in thousands)
December 29, 2014	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-

December 30, 2013	$1,219	$-	$-	$1,219	$(1,005)
	$1,219	$-	$-	$1,219	$(1,005)

December 31, 2012	$348	$-	$-	$348	$(424)
	$348	$-	$-	$348	$(424)

The asset impairment charges relate to ten and four underperforming restaurants and for maintenance capital expenditures on previously impaired restaurants, in fiscal years 2013 and 2012, respectively.

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

We incurred lease termination charges of approximately $1.5 million during fiscal 2014 related to the closing of 10 Company-owned restaurants. The lease termination charges that we recorded in fiscal years 2013 and 2012 were immaterial.

A summary of lease termination reserve activity is as follows:

(in thousands)

Balance as of January 2, 2012	245

Charged to costs and expenses	2
Payments and adjustments	(33)
Balance as of December 31, 2012	214

Charged to costs and expenses	127
Payments and adjustments	(191)
Balance as of December 30, 2013	150

Charged to costs and expenses	1,468
Payments and adjustments	(1,218)
Balance as of December 29, 2014	400

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

As of December 29, 2014, we had net operating loss (“NOL”) carryforwards of approximately $243 million for U.S. federal income tax purposes. Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three-year period. We do not believe that the December 23, 2014, July 9, 2012, and the previously disclosed January 6, 2010, rights offerings and the related private placements of common stock triggered an ownership change which would generally occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three-year period. In addition, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

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

Gain on Sale of Assets

The gain from the sale of one liquor license that we recognized during each of fiscal 2014 and 2013 was immaterial. There was no gain in fiscal 2012.

Restaurant Pre-opening Expenses

Restaurant pre-opening expenses are expensed as incurred and include the costs of recruiting, hiring and training the initial restaurant work force, travel, the cost of food and labor used during the period before opening, the cost of initial quantities of supplies and other direct costs related to the opening or remodeling of a restaurant. Pre-opening expenses also include rent expense recognized on a straight-line basis from the date we take possession through the period of construction or renovation prior to opening the restaurant. The restaurant pre-opening expenses that we incurred during fiscal 2014 and 2013 related to the opening of one new restaurant in Chicago, Illinois, and to the relocation of one Company-owned restaurant in Ohio, respectively both which were immaterial.

Advertising Costs

Domestic franchise-operated Cosi® restaurants contribute 1% of their sales to a national marketing fund and are also required to spend 1% of their sales on advertising in their local markets. Our international franchise-operated restaurants contribute 0.5% of their sales to an international marketing fund. The Company also contributes 1% of sales from Company-owned restaurants to the national marketing fund. The Company’s contributions, as well as its own local market media costs, are recorded as part of occupancy and other restaurant operating expenses on the Company’s consolidated statements of operations. Advertising costs are expensed as incurred and were approximately $1.0 million, $0.9 million, and $1.2 million in fiscal years 2014, 2013, and 2012, respectively.

Net Loss Per Share

Basic and diluted loss per common share is calculated by dividing the net loss by the weighted-average common shares outstanding during each period. As of December 29, 2014, December 30, 2013, and December 31, 2012, there were, respectively, 1,175,064 unvested restricted shares, 11,325 unvested restricted shares and 271,400 unvested restricted shares of common stock outstanding, and 3,750 out-of the money, 53,514 out-of the money and 38,552 out-of-the-money stock options to purchase shares of common stock. There were no in-the-money stock options as of the end of fiscal years 2014, 2013, and 2012. The unvested restricted shares and the out-of-the-money stock options meet the requirements for participating securities but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive.

Stock-Based Compensation

In accordance with ASC 718-10-25, Compensation – Stock Compensation, we recognize stock-based compensation expense according to the fair value recognition provision which generally requires, among other things, that all employee share-based compensation is measured using a fair value method and that all the resulting compensation expense is recognized in the financial statements. In accordance with the standard, our stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. As a result, we recognized stock compensation expense of approximately $0.5 million, $0.1 million, and $0.4 million during fiscal years 2014, 2013, and 2012, respectively. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of the grant.

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

1. Accounts Receivable

Accounts receivable consist of the following:

	December 29, 2014		December 30, 2013
	(in thousands)

Accounts receivable, trade	$408		$342

Due from franchisees	190		473

Other	101		123

Total receivables	699		938

Less: allowance for doubtful accounts	(118	) (1)	(344	) (1)
Accounts receivable, net	$581		$594

(1)	Does not include approximately $0.5 million in reserve on a note receivable from a franchisee presented in Note 5. Notes Receivable

A summary of the reserve for doubtful accounts follows:

(in thousands)

Balance as of January 2, 2012	254

Charged to costs and expenses	46
Deductions	3	(a)
Balance as of December 31, 2012	303

Charged to costs and expenses	491	(b)
Deductions	-	(a)
Balance as of December 30, 2013	794

Charged to costs and expenses	-
Deductions	226	(a)
Balance as of December 29, 2014	568

(a)	Recovery (write-off) of uncollectible accounts
(b)	Includes approximately $0.5 million reserve on a note receivable from a franchisee

2. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 29, 2014	December 30, 2013
	(in thousands)

Prepaid insurance	$1,208	$1,263
Other	71	85
Prepaid expenses and other current assets	$1,279	$1,348

3. Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements consist of the following:

	December 29, 2014	December 30, 2013
	(in thousands)

Leasehold improvements	$29,481	$31,361
Furniture and fixtures	9,110	10,325
Computer and telephone equipment	11,231	11,492
Restaurant equipment	14,957	16,228
Vehicles	39	39
Total furniture and fixtures, equipment and leasehold improvements	64,818	69,445
Less accumulated depreciation and amortization	(57,510)	(61,250)
Furniture and fixtures, equipment and leasehold improvements, net	$7,308	$8,195

Depreciation and amortization expense for fiscal years 2014, 2013, and 2012 was approximately $2.4 million, $2.7 million, and $3.6 million, respectively.

4. Notes Receivable

	December 29, 2014		December 30, 2013
	(in thousands)

Sale of restaurant to a franchisee in 2010	925		925
Other	76		76
Total notes receivable	1,001		1,001
Less: allowance for doubtful accounts	(450	) (1)	(450	) (1)
Total notes receivable	$551		$551

(1)	Denotes a reserve on a note receivable from a franchisee included in the summary of the reserve for doubtful accounts in Note 1. Accounts Receivable.

5. Other Assets

Other assets consist of the following:

	December 29, 2014	December 30, 2013
	(in thousands)

Security deposits	721	788
Deferred financing costs	312	-
Trademarks	195	195
Liquor licenses	85	85
Other	14	47
Total other assets	$1,327	$1,115

6. Accrued Expenses

Accrued expenses consist of the following:

	December 29, 2014	December 30, 2013
	(in thousands)

Payroll and related benefits and taxes	$1,932	$2,143
Unredeemed gift cards/certificates	2,032	2,067
Insurance	1,229	1,327
Utilities	613	857
Rent	523	516
Professional and legal	376	497
Construction costs	293	-
Taxes other than income taxes	274	383
Deferred credits	278	323
Rights offering professional fees	265	-
Advertising	95	103
Other	1,426	872
Total accrued expenses	$9,336	$9,088

7. Income Taxes

Significant components of our deferred tax assets, net of any deferred tax liabilities, are as follows:

	December 29, 2014	December 30, 2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$96,350	$89,488
Depreciation expense and impairment of long-lived assets	13,747	14,215
Contractual lease increases and other	529	851
Deferred franchise revenue	1,203	1,244
Stock-based compensation	1,293	1,161
Lease termination accrual	158	60
Allowance for doubtful accounts	462	315
Total deferred tax assets	113,742	107,334
Valuation allowance	(113,742)	(107,334)
Net deferred taxes	$-	$-

As of December 29, 2014, we have federal net operating tax loss carryforwards (NOL’s) of approximately $243 million which, if not used, will expire from 2018 through 2034. We have recorded a valuation allowance to offset the benefit associated with the deferred tax assets described above due to the uncertainty of realizing the related benefits.

Below is a reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before income taxes:

	December 29, 2014	December 30, 2013	December 31, 2012

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	4.6	4.6	4.6
	39.6	39.6	39.6
Less valuation allowance	(39.6)	(39.6)	(39.6)
Effective Tax Rate	0.0%	0.0%	0.0%

Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three-year period. We do not believe that the purchase of shares of our common stock pursuant to the rights offering, senior secured promissory notes, private placements or conversion of $0.01 warrants for shares of our common stock completed in fiscal 2014, have triggered an ownership change.  In addition, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

8. Stockholders’ Equity

Rights Offering and Private Placement of Common Stock

On December 23, 2014, we completed a shareholders’ rights offering to our shareholders of record as of October 31, 2014. We issued a total of 13,333,329 shares of our common stock, $0.01 par value per share, at a subscription price of $1.50 per share. We received net proceeds of approximately $19.7 million from the rights offering of common stock.

On July 9, 2012, we completed a shareholders’ rights offering to our shareholders of record as of May 24, 2012. We issued a total of 4,915,461 shares of our common stock, $0.01 par value per share, at a subscription price of $2.60 per share. Of those shares, our executive officers and outside directors purchased an aggregate of 633,581 shares of our common stock, $0.01 par value per share, at a subscription price of $2.60 per share, through private placements, based on the number of shares that would have been available to them had they executed their basic and oversubscription privilege in the rights offering. We received net proceeds of approximately $12.6 million from the rights offering and the private placements of common stock.

We do not believe that the December 23, 2014, July 9, 2012, and the previously disclosed January 6, 2010, rights offerings and the related private placements of common stock triggered an ownership change which would generally occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three-year period.

Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income.

Stock Purchase Agreement

On August 22, 2014, the Company sold 3,367,874 unregistered shares of the Company’s common stock, par value of $0.01 per share, at a purchase price of $1.15 per share to Plaisance Fund, LP, a fund managed by Janus Capital Management LLC, for gross proceeds of $3,873,055, and concurrently therewith sold 521,739 unregistered shares of the Company’s common stock, par value of $0.01 per share, at a purchase price of $1.15 per share, to Lloyd I. Miller Trust C for gross proceeds of $600,000.

Senior Secured Promissory Notes

On April 14, 2014, the Company entered into a $5.0 million Senior Secured Promissory Note Agreement with MILFAM II, L.P. (the “MILFAM NOTE” and the “MILFAM Purchase Agreement”, respectively). The MILFAM Note bears interest at nine (9%) per annum, compounded semi-annually, and payable in arrears on a semi-annual basis. At the Company’s option, the first two semi-annual interest payments may be paid at eleven (11%) in kind in the form of additional Notes. The principal obligations under the MILFAM Note are due three (3) years from the effective date of the MILFAM Note. The MILFAM Note Agreement provides for the payment of a finance fee of 3.5% of the principal amount of the MILFAM Note at closing as well as providing a warrant exercisable to purchase up to 1.1 million shares of the Company’s common stock at an exercise price per share of $ 0.01. The warrant would not be exercisable to the extent that doing so resulted in MILFAM II L.P. and any related parties, in the aggregate, owning more than 19.9% of the Company’s common stock. Further, until all the obligations under the MILFAM Note are paid in full, MILFAM II, L.P. will have the right to participate in any future financing transactions consummated by the Company in an amount up to the greater of (1) the then-outstanding balance of obligations under the MILFAM Note and (2) $4.0 million. The MILFAM Note is guaranteed by the Company’s subsidiaries and secured by a lien on all assets of the Company and its subsidiaries [(excluding the assets of Hearthstone Associates, LLC and Hearthstone Partners, LLC)]. Mr. Lloyd I. Miller, III, is the manager of MILFAM LLC, the general partner of MILFAM II, L.P. Mr. Miller is a significant shareholder of the Company.

On September 16, 2014, 1.1 million of the warrants provided under the MILFAM Note Agreement were exercised in order to purchase 1.1 million unregistered shares of the Company’s common stock at an exercise price of $0.01 per share, resulting in an aggregate purchase price of $11,000.  The stock warrants were carried at a fair value as of the issuance date of approximately $1.3 million based on the Black-Scholes model using the following assumptions:

Expected life (in years)	3

Volatility	63.86%

Risk Free interest rate	.82%

Dividend yield (on common stock)	0

As of the issuance date, the relative value of the warrants was $1.0 million, which was the amount recorded as debt discount, with an offset to additional paid-in capital. The debt discount will be amortized over the life of the MILFAM Note, three years, and charged to interest expense using the effective interest rate calculation method.  During Fiscal 2014, we chose the PIK option on the first interest payment which was due on October 14, 2014.

On May 20, 2014, the Company entered into a $2.5 million Senior Secured Note Purchase Agreement with AB Opportunity Fund LLC and AB Value Partners, L.P. (the “AB Notes”, the “AB Note Agreement”, and the “AB Entities”, respectively). The AB Notes are payable in full on the third anniversary from the effective date of the AB Notes. Interest will accrue at the rate of nine percent (9%), compounded semi-annually, and will be paid in arrears semi-annually, provided that the Company, at its option, may elect to pay the first two semi-annual interest payments at a rate of eleven percent (11%) in kind in the form of additional promissory notes. As consideration for the AB Notes, the Company provided a fee of 3.5% of the principal amount of the AB Notes and warrants exercisable to purchase up to an aggregate, initially, of 550,000 shares of the common stock of the Company at an exercise price per share of $0.01, provided that the AB Entities would not be permitted to exercise the warrants to the extent such exercise would result in any of the AB Entities and any of their affiliates owning, in the aggregate more than 19.9% of the common stock of the Company. The warrants were exercisable by the AB Entities at any time prior to the third anniversary from the effective date of the AB Notes, in whole or in part, by surrendering the warrants and a form of exercise to the Company.

On October 14, 2014, 550,000 of the warrants provided under the AB Note Purchase Agreement were exercised by the cashless exercise method by forfeiting 2,895 shares to pay for the warrants in lieu of cash. The Company’s 550,000 stock warrants were carried at their fair value as of the issuance date of approximately $0.7 million based on the Black-Scholes model using the following assumptions:

Expected life (in years)	3

Volatility	63.86%

Risk Free interest rate	.82%

Dividend yield (on common stock)	0

As of the issuance date, the relative value of the warrants was $0.5 million, which was the amount recorded as debt discount, with an offset to additional paid-in capital. The debt discount will be amortized over the life of the AB Notes, three years, and charged to interest expense using the effective interest rate calculation method.  During Fiscal 2014, we chose the PIK option on the first interest payment which was due on December 20, 2014.

We incurred approximately $0.5 million of debt issuance costs in connection with the issuance of both senior secured promissory notes issued during FY 2014 and are in compliance with all covenant requirements under the MILFAM and AB Note Agreements.

Reverse Common Stock Split

On May 8, 2013, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to implement a one-for-four reverse split of its common stock, par value $0.01 per share, as approved by the Company’s stockholders at the Annual Meeting of Stockholders on May 8, 2013. The reverse split was effective as of 8:00 a.m. (Eastern Time) on May 9, 2013, and the Company’s common stock began trading on the NASDAQ Global Market on a post-split basis on May 9, 2013. All share amounts presented in these financial statements have been retroactively adjusted to reflect this split.

10. Stock-Based Employee Compensation

The Company has several long -term incentive compensation plans, including the Amended and Restated Cosi, Inc. Long-Term Incentive Plan, which provided for the granting of incentive and nonqualified stock options to employees. On May 2, 2005, the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”) went into effect, superseding all prior long-term incentive plans. The Omnibus Plan provides for the issuance of restricted stock, restricted stock units, incentive and nonqualified stock options, and any other stock awards that may be payable in shares, cash, other securities, and any other form of property as may be determined by the Compensation Committee of our Board of Directors. The purpose of this plan is to attract and retain qualified individuals and to align their interest with those of stockholders by providing certain employees of Cosi, Inc. and its affiliates with the opportunity to receive stock-based and other long-term incentive grants. The terms and conditions of stock-based awards under the plans are determined by the Compensation Committee of the Board of Directors. The grants are issued at fair market value and generally vest over a period of four or five years. We currently account for stock option grants in accordance with ASC 718-10-25 Compensation – Stock Compensation.

When the Omnibus Plan went into effect, 925,000 authorized but unissued common shares that were reserved under the Amended and Restated Cosi, Inc. Long Term Incentive Plan continued to be reserved for issuance under the Omnibus Plan. No additional awards will be granted under any of the prior long-term incentive plans. During fiscal 2012, an Amendment to the Omnibus Plan was approved which increased the number of shares available for issuance under the Plan by 375,000.  During fiscal 2014, the plan was amended and restated by the “Amended & Restated Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan” (“Amended and Restated Omnibus Plan”) which increased the number of shares available for issuance by 1,500,000 shares and extends the term for a period of 10 years.

As of December 29, 2014, approximately 1.6 million shares of common stock, in the aggregate, were reserved for issuance under the Amended & Restated Omnibus Plan and for outstanding grants under the prior long-term incentive plans. Additionally during fiscal 2014 the company issued 1.4 million restricted shares to employees, including 1 million unregistered shares under an exception to registration as a material inducement for such employees to accept employment with the Company and .4 million shares under the Amended & Restated Omnibus Plan.]

A summary of stock-based compensation follows:

	Fiscal Year
	2014	2013	2012
	(in thousands)

Stock option compensation expense	$-	$7	$-
Restricted stock compensation expense, net of forfeitures	509	121	399
Total non-cash, stock-based compensation expense, net of forfeitures	$509	$128	$399

As of December 29, 2014, the unrecognized compensation expense related to restricted stock shares and stock options granted under the Omnibus Plan was $1.0 million. The expense will be recognized on a straight-line basis from the date of each grant through fiscal 2018 and is recorded in general and administrative expenses in our consolidated statements of operations.

A summary of option activity for fiscal years 2014, 2013, and 2012 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)

Outstanding as of January 2, 2012	41,071	$20.00	2.5	$-

Granted	-	-
Exercised	-	-
Cancelled/Expired	(2,518)	$13.88		-

Outstanding as of December 31, 2012	38,553	$20.40	1.7	$-

Granted	25,000	2.80
Exercised	-	-
Cancelled/Expired	(10,038)	$21.02		-

Outstanding as of December 30, 2013	53,515	$12.05	3.9	$-

Granted	-	-
Exercised	-	-
Cancelled/Expired	(47,052)	$28.83		-

Outstanding as of December 29, 2014	6,463	$3.62	2.2	$-

Exercisable as of December 29, 2014	3,750	$2.80	2.2	$-

There were 6,463 outstanding, out-of-the-money stock options as of the end of fiscal 2014. We granted 25,000 stock options during fiscal 2013 with a fair value of $0.07 million. No stock options were exercised during any of the fiscal years presented  As of the end of fiscal 2014, the outstanding stock options had no intrinsic value as they were all out-of-the-money.

The following table summarizes information about stock options outstanding at December 29, 2014:

Range of Exercise Prices	Options Outstanding	Contractual Life in Years	Exercise Price	Options Exercisable	Exercise Price
$2.80 - $27.76	6,463	2.2	$3.62	3,750	$2.80

Pursuant to the Amended and Restated Omnibus Plan or the exception to registration as a material inducement and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted a total of 1,512,745 of time-vested and performance based shares of restricted stock in fiscal 2014, 974,164 unregistered shares under an exception to registration as a material inducement to new employees to accept employment with the company and 536,601 shares under the Amended & Restated Omnibus Plan. During fiscal 2013, we granted 30,000 shares of restricted stock to employees and converted 91,250 previously issued restricted stock units into restricted stock shares. We did not grant any shares of restricted stock to employees in fiscal 2012

For the shares issued in fiscal 2014, 50% of each grant vests over time (“Time-Vested Shares”) and 50% of each grant vests upon achievement of certain stock price targets (“Performance-Based Shares”), subject to the following vesting schedules:

(a)	The Time-Vested Shares will vest in four equal installments, with 25% vesting on each of the first, second, third and fourth anniversaries of the Date of Award, provided that the grantee remains in the continuous employ of the Company through each such vesting date.

(b)	The Performance-Based Shares will vest in four equal installments, provided that the grantee remains in the continuous employment of the Company from and after the Date of Award and through the respective vesting dates set forth below and the specified price targets set forth below for the Company’s common stock are achieved:

i.	25% on the first day on which the closing price of the Company’s common stock shall have exceeded $2.00 for 30 consecutive trading days (as adjusted for stock splits, recapitalizations, reorganizations or similar events);

ii.	25% on the first day on which the closing price of the Company’s common stock shall have exceeded $2.50 for 30 consecutive trading days (as adjusted for stock splits, recapitalizations, reorganizations or similar events);

iii.	25% on the first day on which the closing price of the Company’s common stock shall have exceeded $3.00 for 30 consecutive trading days (as adjusted for stock splits, recapitalizations, reorganizations or similar events); and

iv.	25% on the first day on which the closing price of the Company’s common stock shall have exceeded $4.00 for 30 consecutive trading days (as adjusted for stock splits, recapitalizations, reorganizations or similar events).

v.	In addition, in the event the holders of the Company’s common stock receive consideration in any change in control with a value at the time of receipt or subsequent to such receipt equal (on a per share basis and on an adjusted basis if applicable) to any of the applicable value thresholds set forth above, in respect of Company securities or any successor securities, then upon such receipt all Performance-Based Shares that would have become vested shares upon attainment of trading prices at or below such threshold or thresholds as provided above shall become vested shares.

The value of the shares and the stock units for the grants made during fiscal years 2014 and 2013, based on the closing price of our common stock on the date of the grants, was approximately $1.4 million and $0.1 million, respectively.

During fiscal years 2014, 2013, and 2012, previously issued shares and units of restricted common stock of 79,575, 256,725, and 13,463, respectively, were forfeited. The value of the forfeited shares and units of restricted common stock, based on the closing price of our common stock on the dates of the grants, was approximately $.8 million, $0.7 million, $0.05 million, in fiscal years 2014, 2013, and 2012 respectively.

Included in the restricted stock activity table below are 76,601, 55,512, and 43,103 shares issued during fiscal years 2014, 2013, and 2012 respectively, to members of the Board of Directors pursuant to the Cosi Non-Employee Director Stock Incentive Plan and the Omnibus Plan. These shares had an aggregate value of approximately $0.1 million at the time of issuance in all three fiscal years and were fully vested upon issuance.

The following tables summarize the Company’s restricted stock activity:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value

Non-vested at January 2, 2012	322,100	$3.08
Granted	43,103	3.48
Vested	80,340	3.56
Forfeited / Canceled	(13,463)	4.68
Non-vested at December 31, 2012	271,400	$2.96
Granted	85,512	2.91
Vested	88,862	3.00
Forfeited / Canceled	(256,725)	2.88
Non-vested at December 30, 2013	11,325	$4.08
Granted	1,510,765	0.92
Vested	125,000	0.99
Forfeited / Canceled	(79,575)	1.10
Non-vested at December 29, 2014	1,317,515	$0.95

11. Defined Contribution Plan

We have a 401(k) Plan (the “Plan”) for all qualified employees. In fiscal 2014, as part of various cost containment initiatives, the Company suspended the employer matching contribution to the Plan. In fiscal 2013 and 2012 the Plan provided for a matching employer contribution of 50% up to the first 4% of the employees’ deferred savings. The employer contributions made during the employee’s first year of employment vest upon the completion of one year of employment. Employer contributions made subsequent to the first year of employment vest immediately. The deferred amount cannot exceed 20% of an individual participant’s compensation in any calendar year. Our contributions to the Plan were approximately $.1 million in each of the fiscal years 2013 and 2012.

12. Commitments and Contingencies

Commitments

As of December 30, 2014, we are committed under lease agreements expiring through 2024 for occupancy of our retail restaurants and for office space at the following minimum annual rentals:

Fiscal Year	Amount
(in thousands)

2015	10,777
2016	8,626
2017	5,956
2018	4,521
2019	3,861
Thereafter	18,359
$52,100

Amounts shown are net of approximately $0.1 million of sublease rental income under non‑cancelable subleases. Rental expense for fiscal years 2014, 2013, and 2012, totaled $11.6, $12.6, $13.1 million, respectively. Certain lease agreements have renewal options ranging from 3 years to 5 years. In addition, certain leases obligate us to pay additional rent if restaurant sales reach certain minimum levels (percentage rent). Amounts incurred under these additional rent provisions and agreements were approximately $0.2 million in each of the fiscal years 2014, 2013, and 2012.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight‑line basis over the term of the respective leases from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long‑term liability in other liabilities in the accompanying consolidated balance sheets and totaled $1.1 million, $1.7 million, and $2.1 million, as of the end of fiscal years 2014, 2013, and 2012, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other long-term liabilities in the accompanying consolidated balance sheets for fiscal years 2014, 2013, and 2012, were landlord allowances of $0.1 million, $0.2 million, and $0.5 million, respectively.

As of December 29, 2014, the Company had outstanding approximately $.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Other Assets” in the accompanying consolidated balance sheets.

As of December 29, 2014, future minimum lease payments related to restaurants that have been closed or locations with subleased spaces are approximately $0.3 million, before expected sublease payments, with remaining lease terms ranging from one to three years. For each of these locations, a lease termination reserve has been established based upon management’s estimate of the cost to exit the lease or the time it would take to enter into a new sublease. The accompanying consolidated balance sheet includes a liability of $0.4 million in accrued lease termination costs with a current portion of $0.1 million as of the end of fiscal year 2014.

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

We have an agreement with Distribution Market Advantage, Inc. (“Distribution Marketing Advantage”) that provides us access to a national network of independent distributors. Under this agreement, the independent distributors supply us with approximately 76% of our food and paper products, primarily under pricing agreements that we negotiate directly with the suppliers. This agreement will expire on December 30, 2015.

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

In April 2015, we will enter into an agreement to purchase all contracted coffee products through a single supplier, Coffee Bean International (a division of Farmer Brothers).  This is a three year agreement, expiring in 2018.

Our primary suppliers and independent distributors have parallel facilities and systems to minimize the risk of any disruption of our supply chain.

Self‑Insurance

We have a self‑insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre‑determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. We did not exceed this pre-determined maximum during fiscal years 2014, 2013, and 2012. For our 2015 plan year, this pre-determined dollar amount is $1.4 million. Health insurance expense for fiscal years 2014, 2013, and 2012 was $0.8 million, $1.5 million, and $1.4 million, respectively. The balance in the self-insurance reserve account was approximately $0.1 million and $0.2 million at December 29, 2014 and December 30, 2013, respectively.

Litigation

From time to time, we are a defendant in litigation arising in the ordinary course of our business.  As of the date of this report, there are no legal proceedings that would require accrual or disclosure under ASC 450.

Other events

We are currently in compliance with all covenant requirements under the MILFAM and AB Note Agreements.

Rights Offering

On December 23, 2014, we completed a shareholders’ rights offering to our shareholders of record as of October 31, 2014. We issued a total of 13,333,329 shares of our common stock, $0.01 par value, at a subscription price of $1.50 per share. We received net proceeds of approximately $19.7 million from the rights offering of common stock which the Company intends to use for general corporate purposes, which may include, but are not limited to, funding our growth plan, working capital and capital expenditures, such as initiatives to propel sales growth in our restaurants, investing in technology, including remote ordering, POS system upgrade, and initiatives to increase through-put efficiencies; upgrading equipment and furnishings, and refreshing our restaurants; and, funding our operations.  We may also use proceeds from the rights offering to pay down debt.  A portion of the funds was used for construction of a new restaurant in Chicago that opened in December of 2014.

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

13. Subsequent Events

Departure of Chief Financial Officer

On January 21, 2015, Scott Carlock resigned as Chief Financial Officer of Cosi, Inc. (the Company”) to pursue other opportunities, effective immediately. Mr. Carlock is not resigning because of a disagreement on any matter relating to the Company’s operations, policies or practices.

Appointment of Interim Chief Financial Officer

On January 21, 2015, the Company appointed Richard Bagge as interim Chief Financial Officer (“CFO”) of the Company, effective immediately, until a successor for Mr. Carlock has been identified. The Company has engaged an executive search firm to commence a search for a replacement CFO

Election to Cause Merger Agreement

On March 18, 2014, we entered into an Election to Cause Merger Agreement (the “Hearthstone Agreement”) with Hearthstone Associates, Inc. (“Hearthstone Associates”), Robert J. Dourney and Nancy Dourney (we refer to Nancy and Robert J. Dourney together as the “Holders”). Hearthstone Associates, which is wholly owned by the Holders, operates certain Così franchise restaurants through its wholly-owned subsidiary, Hearthstone Partners, LLC, a Massachusetts limited liability company (the “Hearthstone Subsidiary”). The Hearthstone Agreement was entered into in connection with Mr. Dourney’s appointment as our President and Chief Executive Officer.

Under the terms of the Hearthstone Agreement, we granted to Hearthstone Associates the right, exercisable at the discretion of Hearthstone Associates at any time after January 1, 2015 and before March 18, 2015, to require us to acquire Hearthstone Associates through a reverse triangular merger of Hearthstone Associates with and into a subsidiary of ours (the “Hearthstone Merger”). If the Hearthstone Merger is consummated, we will be required to issue 1,790,993 shares of our common stock to the Holders in consideration for the Hearthstone Merger.

On January 2, 2015, Hearthstone Associates notified us that we would be required to effect the Hearthstone Merger.  We expect to close the Hearthstone Merger in the second quarter of 2015, subject to receipt of certain lender consents of Hearthstone Associates and satisfaction of other customary conditions.

Hearthstone Associates’ total assets as of January 26, 2015 were $4.8 million, including $3.9 million of net property and equipment. Hearthstone Associates’ total liabilities as of January 26, 2015 were $9.4 million, of which $7.5 million is included in the Hearthstone Indebtedness, as described below.

If the Hearthstone Merger is consummated, certain indebtedness of Hearthstone Associates will remain outstanding, including the Partner Note (as defined below), the Private Investor Notes (as defined below), and the FFCC Notes (as defined below), together with any outstanding indebtedness under the New Restaurant Loans (as defined below) (collectively, the “Hearthstone Indebtedness”). The estimated aggregate of the Hearthstone Indebtedness outstanding as of January 26, 2015, is approximately $10.7 million, comprised of the amounts described below.

The “Partner Note” refers to the Term Note dated March 20, 2009, made by Robert J. Dourney, as borrower, in favor of Shawn C. Ryan, as lender, in the principal amount of $3.3 million, provided that such Partner Note has been transferred to Hearthstone Associates prior to the consummation of the Hearthstone Merger. The Partner Note accrues interest at the rate of five percent (5%) per annum, and the maturity date of the Partner Note is March 30, 2016 (the “PN Maturity Date”). Commencing on June 30, 2009 and until the PN Maturity Date, Mr. Dourney agreed to make quarterly payments of accrued interest in arrears at the annual rate of five percent (5%), quarterly principal payments of $30,000 from June 30, 2011, through March 30, 2012, quarterly principal payments of $60,000 from June 30, 2012 through December 30, 2015, and a final balloon payment of the remaining outstanding balance on March 31, 2016. Past due principal and interest, to the extent permitted by law, will accrue interest at twelve percent (12%). The Partner Note is secured by all of the assets of Mr. Dourney and is non-assignable. The note contains other customary terms and conditions. As of January, 29 2015, the outstanding principal indebtedness under the Partner Note was $3.3 million.

“Private Investor Notes” collectively refers to the Promissory Note dated June 1, 2013, made by the Hearthstone Subsidiary, as borrower, in favor of John E. Pepper, Jr., as lender, in the principal amount of $1.5 million, and the Promissory Note dated June 1, 2013, made by the Hearthstone Subsidiary, as borrower, in favor of John S. Pepper, in the principal amount of $0.5 million. The maturity date of the Private Investor Notes is May 31, 2016 (the “PIN Maturity Date”). The Private Investor Notes accrue interest at a rate equal to LIBOR plus eight percent (8%) per annum. Interest is due to be paid quarterly. No principal payments are due under the Private Investor Notes until the PIN Maturity Date. If the Private Investor Notes are not paid in full on or before the PIN Maturity Date, interest will accrue on the unpaid balance at the rate of eighteen percent (18%) per annum. The Private Investor Notes can be prepaid at any time. However, if the Hearthstone Subsidiary is sold on or before the PIN Maturity Date for gross proceeds greater than $20.0 million, then the Hearthstone Subsidiary is required to pay 5.0% of gross sale proceeds in excess of $20.0 million to the lender. The Private Investor Notes contain other customary terms and conditions. As of January 29, 2014, the aggregate outstanding principal indebtedness under the Private Investor Notes was $2.0 million.

“FFCC Notes” collectively refers to the Secured Promissory Notes dated on or about May 9, 2013, made by the Hearthstone Subsidiary, as borrower, in favor of First Franchise Capital Corporation (“FFCC”), as lender, in the aggregate principal amount of $5.4 million. The FFCC Notes have a term of 60 months, commencing on June 10, 2013, and accrue interest on the outstanding balance at the rate of 5.93%. Payments of principal and interest of $60,000 are due monthly within one balloon payment of $3.2 million due June 10, 2018. Under each of the FFCC Notes, a late fee equal to 10% of the amount past due will be assessed on any late payments, reduced to 5% on any amount paid after the maturity date. The FFCC Notes are secured by all of the assets of the Hearthstone Subsidiary, including, without limitation, the restaurants it operates. The FFCC Notes may be prepaid; however, if prepayment occurs prior to June 10, 2015, the Hearthstone Subsidiary will be required to pay a prepayment fee of 4.0% of the outstanding principal balance, and if prepayment occurs thereafter, the Hearthstone Subsidiary will be required to pay a prepayment fee of 1.0% of the outstanding principal balance. The FFCC Notes are guaranteed by Robert J. Dourney and Hearthstone Associates. If the Hearthstone Subsidiary requests that a co-obligor be added to the FFCC Notes or that the FFCC Notes be assumed by any party, FFCC, in its sole and exclusive discretion, may agree to such co-obligor or assumption, provided that (a) the Hearthstone Subsidiary must pay to FFCC a fee equal to 1% of the total then-outstanding balance, (b) such co-obligor or assuming party must meet all of the credit criteria of FFCC and any regulatory standards, and (c) the parties must enter into such contracts as FFCC deems necessary. The FFCC Notes contain other customary terms and conditions. As of January 29, 2015, the aggregate outstanding principal indebtedness under the FFCC Notes was $4.8 million.

“New Restaurant Loans” refers to borrowings to be made by Hearthstone Associates or the Hearthstone Subsidiary of up to $1.0 million pursuant to commitments by third parties for construction of and equipment for a new franchise restaurant which opened in the first quarter of 2015. Approximately $0.8 million was outstanding under the New Restaurant Loans as of January 29, 2014.

FFCC has agreed to provide its consent to the Merger on the condition that the Company deposit $5,000,000 (“Cash Collateral”) to FFCC to secure Hearthstone Partner’s remaining obligations under the FFCC Notes. The Cash Collateral would remain in a control account until FFCC determines, in its sole discretion that the indebtedness is adequately supported by the financial performance of the Company, or the indebtedness due to FFCC is paid in full. As the outstanding balance under the FFCC Notes is reduced, the Company may request once annually that the Cash Collateral be ratably reduced. As a further condition, the Company has agreed to the obligations of Hearthstone Partners under the FFCC Notes.

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

The Audit Committee of the Board of Directors, on behalf of the stockholders, oversees management’s financial reporting responsibilities. The Audit Committee, which is composed solely of independent outside directors, meets periodically with the independent auditors, and senior management to review matters relating to financial reporting, internal accounting controls and auditing. The independent registered public accountants and Chief Financial Officer advise the Audit Committee of any significant matters resulting from their audits or reviews and have free access to the Audit Committee without management being present. The Chief Financial Officer and the independent registered public accountants have free and full access to senior management and the Audit Committee at any time. The Manager of Internal Audit was eliminated as part of the company reorganization during fiscal 2014.

We assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 29, 2014. In making this assessment, we used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have concluded that, as of December 29, 2014, the Company’s system of internal control over financial reporting was effective.

We are not required to, nor did we, engage an independent registered public accounting firm to perform an audit of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 29, 2014, to which this report relates, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our definitive proxy statement for our Annual Meeting of Stockholders expected to be held on May 19, 2015 (the “Proxy Statement”) and is incorporated herein by reference.

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

(a) Financial Statements: The following consolidated financial statements are included in Item 8 herein:

Report of BDO USA, LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 29, 2014 and December 30, 2013

Consolidated Statements of Operations and Comprehensive Loss for the Fiscal Years Ended December 29, 2014, December 30, 2013, and December 31, 2012

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 29, 2014, December 30, 2013, and December 31, 2012

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2014, December 30, 2013, and December 31, 2012

Notes to Consolidated Financial Statements for the Fiscal Years Ended December 29, 2014, December 30, 2013, and December 31, 2012

(b) Exhibits: The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index, which is incorporated into this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSI, INC.

By:	/s/ RICHARD BAGGE
Richard Bagge
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: March 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK DEMILIO	Chairman of the Board	March 26, 2015
Mark Demilio

/s/ R.J. DOURNEY	Chief Executive Officer and President and Director	March 26, 2015
R.J. Dourney	(Principal Executive Officer)

/s/ RICHARD BAGGE	Interim Chief Financial Officer,	March 26, 2015
Richard Bagge	(Principal Financial Officer and Principal Accounting Officer)

/s/ PATRICK BENNETT	Director	March 26, 2015
Patrick Bennett

/s/ JEAN BIRCH	Director	March 26, 2015
Jean Birch

/s/ MICHAEL COLLINS	Director	March 26, 2015
Michael Collins

/s/ DAVID LLOYD	Director	March 26, 2015
David Lloyd

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
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

4.7
Rights Agreement, dated as of November 12, 2013, between Cosi, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series E Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 11, 2013)

4.8
Senior Secured Note Purchase Agreement dated April 14, 2014, by and between the Company and Milfam II L.P. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 14, 2014, file #001-36196)

4.81
Senior Secured Promissory Note dated as of April 14, 2014, made by the Company in favor of Milfam II L.P. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated April 17, 2014, file #001-36196).

4.82	Warrant dated as of April 14, 2014, made by the Company in favor of Milfam II L.P. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated April 17, 2014, file #001-36196).
4.83
Warrants dated as of May 20, 2014, one in favor of AB Opportunity Fund LLC and the other in favor of AB Value Partners, L.P. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 23, 2014 (file #001-36196).

4.9
Senior Secure Promissory Notes dated May 20, 2014, one in favor of AB Opportunity Fund LLC and the other in favor of AB Value Partners, L.P. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 23, 2014 (file #001-36196).

4.91
Stock Purchase Agreement dated as of August 15, 2014, by and between the Company and Plaisance Fund, LP (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 19, 2014 (file #001-36196).

10.1	Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (Filed as Exhibit C to the Company’s Proxy Statement on Schedule 14A filed on March 31, 2005, file #000-50052.
10.12	Amended & Restated Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (Filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed on July 18, 2014, file #001-36196).
10.2	Cosi Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S‑1, file #333‑86390).
10.3	Cosi Non‑Employee Director Stock Incentive Plan (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S‑1, file #333‑86390).
10.4	Cosi Sandwich Bar, Inc. Incentive Stock Option Plan (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S‑1, file #333‑86390).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.5.1	Terms of Employment between Cosi, Inc. and William E. Koziel, effective as of August 17, 2005 as described in the Company’s Current Report on Form 8-K (Filed on August 23, 2005).
10.5.2	Employment agreement, dated as of September 15, 2007 by and between the Company and James F. Hyatt (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 18, 2007).
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

10.5.13	Employment Agreement, dated as of September 23, 2011 by and between the Company and Mark Demilio, (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated September 23, 2011).
10.5.14	Compensatory Agreement, dated as of September 22, 2011 by and between Cosi, Inc. and William E. Koziel, (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 23, 2011).
10.5.15	Employment Agreement, dated as of December 12, 2011 by and between the Company and Carin L. Stutz, (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 14, 2011).
10.5.16	Agreement, dated as of December 12, 2011 by and between the Company and Stephen F. Edwards, (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 14, 2011).
10.5.17	Letter Agreement, dated as of March 17, 2014 by and between the Company and Stephen F. Edwards, (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 21, 2014).
10.5.18	Employment Agreement, dated as of March 17, 2014 by and between the Company and R.J. Dourney, (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 21, 2014).
10.5.19	Terms of the employment offer letter by the Company to Scott Carlock, dated July 7, 2014 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 10, 2015, file # 001-36196).
10.5.20
Clarification of grant of unregistered shares of the Company’s common stock to Scott Carlock as a material inducement to enter into employment with the Company (Filed in Current Report on Form 8-K, dated 7-25-2014, file #001-36196).

10.5.21
Separation Agreement and General Release by and between the Company and Scott Carlock, dated January 21, 2015 (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated January 22, 2015.

10.5.22	Terms of the employment offer by the Company to Richard Bagge, dated January 22, 2015 (Filed on Current Report on Form 8-K dated January 22, 2015, file #001-36196).
10.6.1	Foodservice Distribution Agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of November 1, 2005. (1)
10.6.2
Amendment to Foodservice Distribution agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of May 28, 2010 (Filed as Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K, dated March 28, 2011).

10.7.1	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).
10.7.2	Cosi, Inc. Form of Area Developer Franchise Agreement (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2005).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.8	Form of Senior Secured Note and Warrant Purchase Agreement (Filed as Exhibit 10.7 to the Company’s Registration on Form S‑1, file #333‑86390).
10.9	Securities Purchase Agreement dated as of April 27, 2004 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2004).
10.10	Form of Restricted Stock Award Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 6, 2005).
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