Form 10-Q
period 2015-03-30
COSI INC
filed 2015-05-14
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____to _____

Commission File No. 000-50052

COSÌ, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1393745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

294 Washington Street, Suite 510 Boston, Massachusetts 02108
(Address of principal executive offices) (Zip Code)

(857) 415-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock, $.01 par value, outstanding at May 7, 2015, is 47,267,684.

COSI, INC.

Index to Form 10-Q
For the three-month period ended March 30, 2015

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Cosi, Inc.
Consolidated Balance Sheets
(dollars in thousands)

	March 30, 2015	December 29, 2014
Assets
Current assets:
Cash and cash equivalents	$13,878	$21,053
Credit card receivable	1,424	507
Accounts receivable, net	792	581
Inventories	733	825
Prepaid expenses and other current assets	1,028	1,279
Total current assets	17,855	24,245

Notes receivable	551	551
Furniture and fixtures, equipment and leasehold improvements, net	7,935	7,308
Other assets	1,294	1,327
Total assets	$27,635	$33,431

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,934	$1,519
Accrued expenses	7,318	9,336
Deferred franchise revenue	18	18
Current portion of other long-term liabilities	124	177
Total current liabilities	9,394	11,050

Long-term debt, net	6,831	6,623
Deferred franchise revenue	1,708	1,724
Other long-term liabilities, net of current portion	1,538	1,663
Total liabilities	19,471	21,060

Stockholders' equity
Common stock - $.01 par value; 100,000,000 shares authorized, 38,415,925 and 38,410,196 shares issued and outstanding, respectively	383	383
Additional paid-in capital	323,364	323,256
Treasury stock, 59,886 shares at cost	(1,198)	(1,198)
Accumulated deficit	(314,385)	(310,070)
Total stockholders' equity	8,164	12,371
Total liabilities and stockholders' equity	$27,635	$33,431

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except share and per share data)

	Three Months Ended
	March 30, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Revenues:
Restaurant net sales	$17,207	$17,728
Franchise fees and royalties	701	647
Total revenues	17,908	18,375

Costs and expenses:
Cost of food and beverage	4,844	4,415
Restaurant labor and related benefits	7,097	7,094
Occupancy and other restaurant operating expenses	6,637	7,001
	18,578	18,510
General and administrative expenses	2,617	2,369
Depreciation and amortization	580	639
Closed store costs expense (income)	(39)	2
Lease termination expense (income)	51	(16)
Loss on sale of fixed assets	18	-
Total costs and expenses	21,805	21,504
Operating loss	(3,897)	(3,129)

Other income (expense), net:
Interest expense	(256)	-
Debt discount amortization	(165)	-
Other income	3	3
Total other income (expense)	(418)	3

Net loss and comprehensive loss	$(4,315)	$(3,126)

Per Share Data:
Loss per share, basic and diluted	$(0.12)	$(0.17)

Weighted average shares outstanding basic and diluted:	37,199,402	18,054,580

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statement of Stockholders' Equity
(unaudited)
(dollars in thousands, except share data)

	Common Stock			Treasury Stock
	Number of Shares	Amount	Additional Paid In Capital	Number of Shares	Amount	Accumulated Deficit	Total

Balance, December 29, 2014	38,410,196	$383	$323,256	59,886	$(1,198)	$(310,070)	$12,371

Stock-based compensation	5,729	-	108	-	-	-	108
Net loss	-	-	-	-	-	(4,315)	(4,315)

Balance, March 30, 2015	38,415,925	$383	$323,364	59,886	$(1,198)	$(314,385)	$8,164

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	March 30, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,315)	$(3,126)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	580	639
Debt discount amortization	165	-
Loss on sale of assets	18	-
Provision for bad debts	76	(11)
Provision for lease terminations reserves	51	(16)
Stock-based compensation expense	108	168
Interest expense paid in kind	256	-
Changes in operating assets and liabilities:
Credit card receivable	(917)	(157)
Accounts receivable	(287)	5
Inventories	92	(10)
Prepaid expenses and other current assets	250	212
Other assets	(1)	16
Accounts payable and accrued expenses	(1,762)	(814)
Deferred revenue	(17)	-
Other long-term liabilities	(247)	(85)
Net cash used in operating activities	(5,950)	(3,179)

Cash flows from investing activities:
Capital expenditures	(1,225)	(186)
Net cash used in investing activities	(1,225)	(186)

Net decrease in cash and cash equivalents	(7,175)	(3,365)
Cash and cash equivalents, beginning of period	21,053	5,614
Cash and cash equivalents, end of period	$13,878	$2,249

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$32	$23

The accompanying notes are an integral part of these consolidated financial statements.

Index
COSI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").  In our opinion, the financial statements reflect all adjustments that are necessary for a fair presentation of the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing financial statements in conformity with U.S. GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

As used in this quarterly report on Form 10-Q, unless the context requires otherwise, the terms "we," "our," "Company" or "Cosi" refer to Cosi, Inc. and its consolidated subsidiaries.

The balance sheet at December 29, 2014 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three-month periods ended March 30, 2015, and March 31, 2014, are not indicative of the results for the full fiscal year.

This Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2014, as filed with the Securities and Exchange Commission ("SEC").

There have been no material changes to our significant accounting policies and estimates from the information provided in Note 1 of our consolidated financial statements included in our Form 10-K for the fiscal year ended December 29, 2014.

The financial statements reflect certain reclassifications of prior year amounts to conform to the classification in the current period. The reclassifications, for the three-months ended March 30, 2015, include amounts within cash and cash equivalents, credit card receivable, and note receivable. The reclassifications had no effect on the current or previously reported statement of operations. Additionally, we recorded certain adjustments during the three month period ended March 30, 2015 which relate to the three month period ended December 29, 2014. The adjustments did not materially impact the prior periods or the current year results.

Note 2 – Stock-Based Compensation Expense

A summary of non-cash, stock-based compensation expense is as follows:

	For the Three-Months Ended
	(in thousands)
	March 30, 2015	March 31, 2014

Restricted stock compensation expense, net of forfeitures	108	168
Stock option compensation expense	-	-
Total non-cash, stock-based compensation expense, net of forfeitures	$108	$168

As of March 30, 2015, the unrecognized compensation expense related to stock options and restricted shares of stock granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the "2005 Plan") was approximately $0.9 million and will be recognized on a straight-line basis over the remaining vesting period through fiscal 2018. On August 26, 2014, the 2005 Plan was replaced by the Amended and Restated Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan ("Amended and Restated 2005 Plan"), and all shares of stock issued to employees and directors after August 26, 2014, will be issued under the Amended and Restated 2005 Plan. We did not grant any shares of restricted stock to employees during the three months ended March 30, 2015.

Index
Pursuant to the 2005 Plan and in accordance with the terms and conditions prescribed by the Compensation Committee of our Board of Directors, we granted 1,029,164 shares of restricted common stock to key employees during the three-month period ended March 31, 2014. The vesting of 829,164 of these shares occurs as follows:  (i) 50% of the grant will vest over time at the rate of 25% per year on the anniversary of the grant date, and (ii) 50% of the grant will vest at the rate of 25% on the first day on which the closing price of the Company's common stock exceeds, for 30 consecutive days, specific price targets of $2.00, $2.50, $3.00, and $4.00, provided the employee remains employed by the Company through each vesting date.  The vesting of the remaining 200,000 of these shares occurred as follows: (i) 50% of the grant vested immediately on the grant date and (ii) the remaining 50% was scheduled to vest in four equal quarterly installments on June 17, 2014, September 17, 2014, December 17, 2014, and March 17, 2015, provided the employee remained employed by the Company through each vesting date; and 75,000 of these shares were forfeited on August 26, 2014, when the employee ceased to be employed by the Company. On February 19, 2015, the Company met the first market condition of $2.00 and vested 25% of the granted 50% of restricted stock.

The value of the shares for the grants made during the three months ended March 31, 2014, based on the closing price of our common stock on the date of the grants, was approximately $1.0 million.

In the three-month period ended March 30, 2015, we issued 5,729 shares of our restricted common stock to a new member of the Board of Directors under the 2005 Plan and pursuant to the Non-Employee Directors Stock Incentive Plan, pro-rated for the balance of the 2013-2014 term. These shares had immaterial aggregate value in 2015 and vested upon issuance.

During the three-month period ended March 30, 2015, 100,050 shares of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.1 million.

Note 3 – Earnings Per Share

	For the Three Months Ended
	(net loss in thousands)
	March 30, 2015	March 31, 2014
Net loss and comprehensive loss	$(4,315)	$(3,126)
Shares:
Weighted average number of shares outstanding	37,199,402	18,054,580

Basic and diluted loss per share	$(0.12)	$(0.17)

Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. As of March 30, 2015 and March 31, 2014, there were, 888,747 and 932,639 unvested restricted shares of common stock and 66,250 and 53,445 out-of-the-money stock options outstanding The unvested restricted shares and the outstanding stock options meet the requirements for participating securities but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive.

Note 4 – Asset Impairments

In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 360 (ASC Topic 360), Property, Plant & Equipment, we evaluate possible impairments at the individual restaurant level periodically and record an impairment loss whenever we determine impairment factors are present. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term. We also evaluate the recent performance and trends for locations which may potentially be impaired. If management determines the current trends or initiatives will make an impact on the results we factor this into the calculation. Restaurants are not considered for impairment during the period before they enter the comparable restaurant base, unless specific circumstances warrant otherwise. We did not record asset impairment charges in the three-month period ended March 30, 2015 or March 31, 2014.

Index
Note 5 – Lease Termination Costs

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

The lease termination costs that we recorded during the three-month periods ended March 30, 2015, and March 31, 2014, were not material.

Note 6 – Contingencies
From time to time, we are a defendant in litigation arising in the ordinary course of our business. In accordance with FASB Accounting Standards Codification, Topic 450 (ASC 450), Contingencies, as of March 30, 2015, there are no legal proceedings that would require accrual or disclosure. We cannot predict with certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our company due to, among other reasons, any injunctive relief granted, which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs.

Note 7 – Income Taxes

We have recorded a full valuation allowance to reduce our deferred tax assets that relate primarily to net operating loss carryforwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carryforwards based on the Company's operating results.

As of December 29, 2014, we had net operating loss ("NOL") carryforwards of approximately $243 million for U.S. federal income tax purposes. Under the Internal Revenue Code, an "ownership change" with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income, possibly reducing the amount of cash available to the corporation to satisfy its obligations. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period. We are currently analyzing and do not believe the purchase of shares of our common stock pursuant to the rights offerings completed December 23, 2014, and July 9, 2013, conversions of $0.01 warrants in 2014 in connection with the senior secured promissory notes issued May 20, 2014, and April 14, 2014 and private placements completed August 22, 2014, have triggered an ownership change.   In addition, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

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

Index
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

Note 8 – Debt

Senior Secured Promissory Note

On April 14, 2014, the Company entered into a $5.0 million Senior Secured Promissory Note Purchase Agreement with MILFAM II L. P. (the "MILFAM Note" and the "MILFAM Note Agreement", respectively). The MILFAM Note bears interest at nine percent (9%) per annum, compounded semi-annually, and payable in arrears on a semi-annual basis. At the Company's option, the first two semi-annual interest payments were paid at eleven percent (11%) in kind in the form of additional promissory notes. The principal obligations under the MILFAM Note are due three (3) years from the effective date of the MILFAM Note. The MILFAM Note Agreement provided for the payment of a finance fee of 3.5% of the principal amount of the MILFAM Note at closing as well as providing a warrant exercisable to purchase up to 1.1 million shares of the Company's common stock at an exercise price per share of $0.01. The warrant would not be exercisable to the extent that doing so resulted in MILFAM and any related parties, in the aggregate, owning more than 19.9% of the Company's common stock. Further, until all of the obligations under the MILFAM Note are paid in full, MILFAM will have the right to participate in any future financing transactions consummated by the Company in an amount up to the greater of (1) the then-outstanding balance of obligations under the MILFAM Note and (2) $4.0 million. The MILFAM Note is guaranteed by the Company's subsidiaries and secured by a lien on all assets of the Company and its subsidiaries. Mr. Lloyd I. Miller, III, is the manager of MILFAM LLC, which is the general partner of MILFAM.  Mr. Miller is a significant shareholder of the Company.  The Company opted to pay the first interest payment at eleven percent (11%) in kind in the form of additional promissory notes, and paid the second interest payment in cash.

On September 16, 2014, 1.1 million warrants provided under the MILFAM Note Agreement were exercised in order to purchase 1.1 million unregistered shares of the Company's common stock at an exercise price of $0.01 per share, resulting in an aggregate purchase price of $11,000.  The stock warrants were carried at a fair value as of the issuance date of approximately $1.3 million based on the Black-Scholes model using the following assumptions:

Expected life (in years)	3

Volatility	63.86%

Risk Free interest rate	.82%

Dividend yield (on common stock)	-

As of the issuance date, the relative value of the warrants was $1.0 million, which was the amount recorded as debt discount, with an offset to additional paid-in capital. The debt discount will be amortized over the life of the MILFAM Note, three years, and charged to interest expense using the effective interest rate calculation method.

Index
On May 20, 2014, the Company entered into a $2.5 million Senior Secured Note Purchase Agreement with AB Opportunity Fund LLC and AB Value Partners, L.P. (the "AB Notes", the "AB Note Agreement", and the "AB Entities", respectively). The AB Notes are payable in full on the third anniversary from the effective date of the AB Notes. Interest will accrue at the rate of nine percent (9%), compounded semi-annually, and will be paid in arrears semi-annually, provided that the Company, at its option, elected to pay the first two semi-annual interest payments at a rate of eleven percent (11%) in kind in the form of additional promissory notes. As consideration for the AB Notes, the Company provided a fee of 3.5% of the principal amount of the AB Notes and warrants exercisable to purchase up to an aggregate, initially, of 550,000 shares of the common stock of the Company at an exercise price per share of $.01, provided that the AB Entities would not be permitted to exercise the warrants to the extent such exercise would result in any of the AB Entities and any related parties, in the aggregate, owning more than 19.9% of the Company's common stock. The warrants were exercisable by the AB Entities at any time prior to the third anniversary from the effective date of the AB Notes, in whole or in part, by surrendering the warrants and a form of exercise to the Company.  The Company opted to pay the first interest payment at eleven percent (11%) in kind in the form of additional promissory notes, and intends to pay the second interest payment in cash.

On October 14, 2014, 550,000 warrants provided under the AB Note Purchase Agreement were exercised by the cashless exercise method, thus 2,895 shares were forfeited to pay for the warrants in lieu of cash. The Company's 550,000 stock warrants were carried at their fair value as of the issuance date of approximately $0.7 million based on the Black-Scholes model using the following assumptions:

Expected life (in years)	3

Volatility	63.86%

Risk Free interest rate	.82%

Dividend yield (on common stock)	-

As of the issuance date, the relative value of the warrants was $0.5 million, which was the amount recorded as debt discount, with an offset to additional paid-in capital. The debt discount will be amortized over the life of the AB Notes, three years, and charged to interest expense using the effective interest rate calculation method.

We incurred approximately $0.5 million of debt issuance costs in connection with the issuance of the three senior secured promissory notes issued during FY 2014 and are in compliance with all covenant requirements under the MILFAM Note Agreement and the AB Note Agreements.

Index
Note 9 – Subsequent Events

Hearthstone Merger

On April 1, 2015, we closed the previously-announced merger of Hearthstone Associates, LLC ("Hearthstone Associates") with and into a wholly-owned subsidiary of the Company, with Hearthstone Associates continuing as the surviving entity (the "Hearthstone Merger").  Upon consummation of the Hearthstone Merger, Hearthstone Associates became a wholly-owned subsidiary of the Company, and Hearthstone Partners, LLC ("Hearthstone Partners"), a wholly-owned subsidiary of Hearthstone Associates, became an indirect subsidiary of the Company.

In connection with the Hearthstone Merger, and as a condition of obtaining the consent of Hearthstone Partners' lender, the Company agreed to guarantee the obligations of Hearthstone Partners under those certain loan documents (the "Loan Documents") previously entered into by Hearthstone Partners with First Franchise Capital Corporation (the "("Lender"), as previously disclosed in the Company's filings with the SEC.

Accordingly, we entered into a Guaranty in favor of the Lender, pursuant to which the Company placed $5 million in a control account as cash collateral to secure the Company's obligations under the Guaranty,  and certain previously disclosed amendments to the Loan Documents.  As of April 1, 2015, the principal balance outstanding under the Loan Documents was approximately $4.7 million.

On April 1, 2015, as a condition to the Hearthstone Merger, the Company and R. J. Dourney, our CEO and President, entered into the previously-disclosed Indemnification and Holdback Agreement (the "Holdback Agreement") pursuant to which Mr. Dourney agreed to retain and indemnify the Company for certain liabilities.  The liabilities retained by Mr. Dourney include:  (a) the amount of $703,718, and all other amounts, if any, relating thereto, arising out or relating to that certain letter agreement dated April 17, 2013, entered into between Northland Securities, Inc., and Hearthstone Associates, which amount is being disputed in good faith by Mr. Dourney and Hearthstone Associates (the "Northland Claim"); and (b) accounts payable and other obligations owed to third parties for materials, inventory, utilities, supplies, labor or other goods and/or services received by Hearthstone Associates or Hearthstone Partners, which are past due as of the closing of the Hearthstone Merger or are otherwise not in compliance with the provisions of the previously disclosed Election to Cause Merger Agreement (as amended, the "Election Agreement"), which amount will be determined in good faith by the Company and Mr. Dourney, following consummation of the Hearthstone Merger (the "A/P Amounts").

Until resolution of the retained liabilities, the parties agree that the Company will hold in escrow a portion of the shares (the "("Holdback Shares") which would otherwise have been distributed to Mr. Dourney upon consummation of the Hearthstone Merger.  For the Northland Claim, the Company has held back shares equal to the amount of $0.5 million, to be held in escrow by the Company until such time as the Northland Claim is finally resolved by payment of any agreed upon liability or other settlement, as evidenced by proof of payment or in writing, at which time those shares will be promptly released to Mr. Dourney.  For the A/P Amounts, the Company has held back shares equal to the amount of $0.5 million, to be held in escrow by the Company until such time as the A/P Amounts are finally resolved by payment of any agreed upon liability or other settlement, as evidenced in writing, at which time those shares will be promptly released to Mr. Dourney.

Under the Holdback Agreement, Mr. Dourney will defend, indemnify and hold harmless the Company, its subsidiaries and affiliates, and their officers, directors, members, managers, stockholders, employees, agents, successors and assigns (collectively, the "Indemnified Parties") from and against any and all actions, causes of action, suits, claims, losses, costs, penalties, fees, liabilities and damages, and expenses, including, without limitation, reasonable attorneys' fees and disbursements, incurred by any of the Indemnified Parties resulting from, consisting of or arising out of or in connection with the Northland Claim and the A/P Amounts or the failure of Mr. Dourney to perform any of his obligations under the Holdback Agreement.

On April 1, 2015, upon completion of the Hearthstone Merger and pursuant to the Election to Cause Merger Agreement, an aggregate of 1,790,993 shares of the Company's common stock, $0.01 par value, representing total consideration, were distributed to the owners of Hearthstone Associates, with the shares being allocated as follows:  1,701,050 shares to R. J. Dourney, the Company's CEO and President, 17,182 shares to Nancy Dourney, Mr. Dourney's spouse, and 72,761 shares to Richard Bagge, the Company's interim Chief Financial Officer. The Hearthstone Merger will be accounted for in accordance with FASB ASC 805 Business Combination.

Index
Stock Purchase Agreement

On April 10, 2015, we entered into a Stock Purchase Agreement (the "2015 Purchase Agreement") with Trishield Special Situations Master Fund Ltd., which Trishield fund is managed by Trishield Capital Management LLC, a fund managed by Janus Capital Management, LLC ("Janus"), LKCM Micro-Cap Partnership L.P. and LKCM Private Discipline Master Fund, SPC, both of which LKCM funds are managed by Luther King Capital Management, Goose Hill Capital LLC, Bigger Capital Fund, LP, and Kenneth Vaughan (each, a "Purchaser" and collectively, the "Purchasers"), under which the Company sold to the Purchasers, and the Purchasers purchased from the Company, an aggregate of 7,160,766 unregistered shares of the Company's common stock, par value of $0.01 per share, at a purchase price of $2.16 per share, for aggregate gross proceeds of approximately $15.5 million (the "2015 Private Placement Transaction"). The closing of the 2015 Private Placement Transaction occurred on April 10, 2015.

Pursuant to that certain Senior Secured Note Purchase Agreement dated April 14, 2014, entered into between the Company and Milfam II L.P. ("Milfam"), Milfam had a right to participate in the 2015 Private Placement Transaction on the same terms as the Purchasers. Lloyd I. Miller, III, is the manager of Milfam LLC, the general partner of Milfam and Milfam LLC is also the investment advisor to the Lloyd I. Miller Trust C.  Mr. Miller is a significant shareholder of the Company through a variety of entities that he manages.  On April 24, 2015, Mr. Miller notified the Company that he would not be participating in the 2015 Private Placement Transaction.

The Company relied on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933 based in part on the representations made by the Purchasers, including the representations with respect to each Purchaser's status as an accredited investor, as such term is defined in Rule 501(a) under the Securities Act, and the investment intent of each Purchaser with respect to the shares of common stock acquired by such Purchaser pursuant to the 2015 Purchase Agreement.

Concurrently with entering into the 2015 Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement dated April 10, 2015 ("Registration Rights Agreement"), pursuant to which the Company agreed to file a registration statement within 30 days, subject to certain delays or extensions of time, covering the shares of the Company's common stock, acquired by each of the Purchasers, as well as unregistered shares previously acquired by Janus from the Company in the previously-disclosed private placement transaction closed on August 22, 2014.

The Company has also granted registration rights to other investors in the Company's securities that are substantially equivalent to those granted under the Registration Rights Agreement, including the shares issued in 2014 to each of Milfam and Lloyd I. Miller Trust C, as well as the shares issued on April 1, 2015, to in connection with completion of the previously-announced Hearthstone Merger.

The Company had also granted substantially equivalent registration rights to AB Value Partners, L.P., and AB Opportunity Fund LLC (collectively, the "AB Entities"), for shares issued in 2014 upon exercise of $.01 warrants that were acquired by the AB Entities in connection with the previously-disclosed Senior Secured Promissory Notes issued by the Company to the AB Entities on May 20, 2014; however, those shares have been sold under an exemption from registration and will not be covered by the registration rights agreement to be filed by the Company.

Index
Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three-month periods -ended March 30, 2015, and March 31, 2014, should be read in conjunction with "Selected Consolidated Financial Data" and our audited consolidated financial statements and the notes to those statements that are in our 2014 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Cautionary Note Regarding Forward-Looking Statements" below and elsewhere in this Quarterly Report.

OVERVIEW

System wide restaurants:

	For the Three Months Ended
	March 30, 2015			March 31, 2014
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	64	47	111	70	52	122
Franchise-owned converted to Company-owned			-	2	2	-
New restaurants opened		2	2
Restaurants permanently closed	1		1	-	1	1
Restaurants at end of period	63	49	112	72	49	121

As of March 30, 2015, there were 63 Company-owned and 49 franchise-owned restaurants operating in 16 states, the District of Columbia, the United Arab Emirates (UAE), and Costa Rica. During the three-month period ended March 30, 2015, our franchisees opened two franchised restaurants in Boston, Massachusetts, and Costa Rica. During that same period, we closed one Company-owned restaurant in Madison, Wisconsin.

Our restaurants offer innovative, savory, made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi® bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers. Our menu features high-quality, made-to-order hot and cold sandwiches, hand-tossed salads, bowls, breakfast wraps, Cosi® Squagels®, hot melts, flatbread pizzas, S'mores and other desserts, and a variety of coffees along with soft drink beverages, bottled beverages including premium still and sparkling water, teas, alcoholic beverages at some locations, and other specialty coffees and beverages. Our restaurants offer lunch and afternoon coffee in a counter-service format, with most offering breakfast and/or dinner, snack and dessert menus as well.

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

Recent Developments

Departure of Chief Financial Officer

On January 21, 2015, Scott Carlock resigned as our Chief Financial Officer to pursue other opportunities, effective immediately. Mr. Carlock did not resign because of a disagreement on any matter relating to the Company's operations, policies or practices.

Appointment of Interim Chief Financial Officer

On January 21, 2015, we announced the appointment of Richard Bagge as our interim Chief Financial Officer, effective immediately, and continuing through May 14, 2015.

Appointment of Chief Financial Officer

On March 31, 2015, Miguel Rossy-Donovan (Age 47) accepted the position as Chief Financial Officer. Mr. Rossy has relocated to Boston, Massachusetts, and commenced employment on May 11, 2015.

Critical Accounting Policies

Our discussion and analysis of our consolidated financial condition and results of operations is based upon the consolidated financial statements and notes to the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during the three-month period March 30, 2015.

Long Lived Assets: In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 360 (ASC Topic 360) Property, Plant, & Equipment requires management judgments regarding the future operating and disposition plans for marginally-performing assets, and estimates of expected realizable values for assets to be sold. The application of this standard has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level periodically and record an impairment loss whenever we determine impairment factors are present. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term. We also evaluate the recent performance and trends for locations which may potentially be impaired. If management determines the current trends or initiatives will make an impact on the results we factor this into the calculation. Restaurants are not considered for impairment during the period before they enter the comparable restaurant base, unless specific circumstances warrant otherwise.

Index
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

Index
Comparable Restaurant Sales

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during that period. As of March 30, 2015 and March 31, 2014, there were 59 and 70 restaurants in our comparable restaurant base, respectively.

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

Index
RESULTS OF OPERATIONS

Our operating results for the three-month periods ended March 30, 2015, and March 31, 2014, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended
	March 30 2015	March 31 2014

Revenues:
Restaurant net sales	96.1%	96.5%
Franchise fees and royalties	3.9	3.5
Total revenues	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	28.2	24.9
Restaurant labor and related benefits (1)	41.2	40.0
Occupancy and other restaurant operating expenses (1)	38.6	39.5
	108.0	104.4
General and administrative expenses	14.6	12.9
Provision for lossess on asset impairments and disposals	-	-
Depreciation and amortization	3.2	3.5
Closed store costs (income) expense	(0.2)	-
Lease termination (income) expense	0.3	(0.1)
Loss on sale of fixed assets	0.1	-
Total costs and expenses	121.8	117.0
Operating loss	(21.8)	(17.0)
Other income (expense)
Interest expense	(1.4)	-
Debt discount amortization	(0.9)	-
Total other income (expense)	(2.3)	-
Net loss and comprehensive loss	(24.1)%	(17.0)%

(1)	Expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues.

Restaurant Net Sales

	Restaurant net sales

	(in thousands)	as a % of total revenues
Three-months ended March 30, 2015	$17,207	96.1%
Three-months ended March 31, 2014	$17,728	96.5%

Restaurant net sales. Restaurant net sales decreased 0.4% or approximately $0.5 million, during the three-month period ended March 30, 2015. This was comprised of an increase in net sales in our comparable restaurant base of 4.4%, or approximately $0.7 million, a decrease in net sales of approximately $1.7 million related to restaurants closed during and subsequent to the three-month period ended March 31, 2014, and a net increase in sales of approximately $0.6 million in 4 non-comp restaurants. The increase in comparable restaurant net sales consisted of a 2.7% increase in traffic and a 1.5% increase in average check.

Index
Franchise Fees and Royalties

	Franchise fees and royalties

	(in thousands)	as a % of total revenues
Three-months ended March 30, 2015	$701	3.9%
Three-months ended March 31, 2014	$647	3.5%

Franchise fees and royalties. In the three-month period ended March 30, 2015, franchise fees and royalties increased 8.3%, or approximately $0.05 million, due primarily to the increase in total franchised restaurant net sales as a result of strong sales in two new franchised restaurants.

Costs and Expenses

	Cost of food and beverage

	(in thousands)	as a % of restaurant net sales
Three-months ended March 30, 2015	$4,844	28.2%
Three-months ended March 31, 2014	$4,415	24.9%

Cost of food and beverage. The cost of food and beverage as a percentage of restaurant net sales for the three-month period ended March 30, 2015, increased by 9.7%, or approximately $.4 million, due primarily to higher quality product offerings and new menu items.

	Restaurant labor and related benefits

	(in thousands)	as a % of restaurant net sales
Three-months ended March 30, 2015	$7,097	41.2%
Three-months ended March 31, 2014	$7,094	40.0%

Restaurant labor and related benefits. The slight increase for the three-month period ended March 30, 2015 in restaurant labor and related benefits, as a percentage of restaurant net sales, is due primarily to increased restaurant staffing levels across the Company, supporting operational initiatives as well as hourly wage increases.

	Occupancy and other restaurant operating expenses

	(in thousands)	as a % of restaurant net sales
Three-months ended March 30, 2015	$6,637	38.6%
Three-months ended March 31, 2014	$7,001	39.5%

Occupancy and other restaurant operating expenses. The decrease for the three-month period ended March 30, 2015 in occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, is due primarily to savings in rent, utilities and taxes as a result of the closed locations subsequent to the three month period ended March 31, 2014.

Index
	General and administrative expenses

	(in thousands)	as a % of total revenues
Three-months ended March 30, 2015	$2,617	14.6%
Three-months ended March 31, 2014	$2,369	12.9%

General and administrative expenses. The increase in general and administrative expenses in the three-month period ended March 30, 2015, of 10.5%, or $0.3 million, is primarily due to costs in the period of $0.3 million related to the recruitment, placement and relocation of the new Chief Financial Officer starting in May 2015, severance for the former Chief Financial Officer that resigned in January 2015, and legal costs associated with the Hearthstone acquisition, in addition to a $0.2 million increase in travel costs and other general and administrative expenses, offset by a $0.2 million savings in medical insurance and corporate office lease costs.

	Depreciation and amortization

	(in thousands)	as a % of total revenues
Three-months ended March 30, 2015	$580	3.2%
Three-months ended March 31, 2014	$639	3.5%

Depreciation and amortization. The decrease in depreciation and amortization expense during the three-month period ended March 30, 2015, is due primarily to the depreciation of assets in our restaurant base that have become fully depreciated in the last year.

	Closed store costs expense (income)

	(in thousands)	as a % of total revenues
Three-months ended March 30, 2015	$(39)	-0.2%
Three-months ended March 31, 2014	$2	-

Closed store costs expense (income).  The increase in the closed store income in three-month period ended March 30, 2015, is related to a straight line rent adjustment for the remaining lease balance for the closing of one Company-owned restaurant during the three-month period ended March 30, 2015.

	Lease termination expense (income)

	(in thousands)	as a % of total revenues
Three-months ended March 30, 2015	$51	0.3%
Three-months ended March 31, 2014	$(16)	-0.1%

Lease termination expense (income). The lease termination expense in the three-month period ended March 30, 2015, is related to a closed location where we are in a dispute with the landlord over early termination of the lease at an underperforming location.

	Loss on Sale of Assets

	(in thousands)	as a % of total revenues
Three months ended March 30, 2015	$18	0.1%
Three months ended March 31, 2014	$-	-

Loss on Sale of Assets:  The loss on sale of assets is related to the disposal of assets during the three-month period ended March 30, 2015.

Index
	Interest Expense

	(in thousands)	as a % of total revenues
Three-months ended March 30, 2015	$256	-1.4%
Three-months ended March 31, 2014	$-	-

Interest Expense: Interest expense in the three-month period ended March 30, 2015, is related to senior secured promissory notes issued during fiscal 2014.

	Debt Discount Amortization

	(in thousands)	as a % of total revenues
Three-months ended March 30, 2015	$165	-0.9%
Three-months ended March 31, 2014	$-	-

Debt Discount Amortization: Debt discount amortization in the three-month period ended March 30, 2015, is related to amortization associated with the discount on the senior secured promissory notes issued during fiscal 2014.

	Net loss

	(in thousands)	as a % of total revenues
Three-months ended March 30, 2015	$4,315	-24.1%
Three-months ended March 31, 2014	$3,126	-17.0%

Net loss: For the three-month period ended March 30, 2015, the increase in net loss of $1.2 million is due primarily to the decrease in restaurant net sales of approximately $0.5 million, $0.5 million related to interest expense recorded on long-term debt and debt discount amortization, $0.3 million related to severance payouts and recruitment, and $0.1 million in legal expenses related to the Hearthstone merger offset by $0.2 million reduction in medical insurance expense and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

On April 1, 2015 upon completion of the Hearthstone Merger, we acquired through Hearthstone Associates and Hearthstone Partners approximately $10.8 million of indebtedness ("Hearthstone Indebtedness").  Approximately $5.6 million of the Hearthstone Indebtedness was paid shortly following the closing of the merger.  Additionally, in connection with the Hearthstone Merger, and as a condition of obtaining the consent of Hearthstone Partners' lender, the Company agreed to certain amendments to, and to guarantee the obligations of Hearthstone Partners under, those certain loan documents (the "Loan Documents") previously entered into by Hearthstone Partners with First Franchise Capital Corporation (the "Lender"), as previously disclosed in the Company's filings with the SEC. As a condition of the merger, Hearthstone's lender consented to assign the debt upon the condition of depositing $5.0 million in a restricted bank account.

On April 10, 2015, we entered into a Stock Purchase Agreement (the "2015 Purchase Agreement") with Trishield Special Situations Master Fund Ltd., which Trishield fund is managed by Trishield Capital Management LLC, a fund managed by Janus Capital Management, LLC ("Janus"), LKCM Micro-Cap Partnership L.P. and LKCM Private Discipline Master Fund, SPC, both of which LKCM funds are managed by Luther King Capital Management, Goose Hill Capital LLC, Bigger Capital Fund, LP, and Kenneth Vaughan (collectively, the "Purchasers"), under which the Company sold to the Purchasers, and the Purchasers purchased from the Company, an aggregate of 7,160,766 unregistered shares of the Company's common stock, par value of $0.01 per share, at a purchase price of $2.16 per share, for aggregate gross proceeds of $15,467,255 (the "2015 Private Placement Transaction"). The closing of the 2015 Private Placement transaction occurred on April 10, 2015.

Index
Cash and cash equivalents were approximately $13.9 million on March 30, 2015, compared with $21.1 million on December 29, 2014. We had positive working capital of approximately $9.0 million on March 30, 2015, compared with positive working capital of approximately $13.7 million on December 29, 2014. The decrease in working capital was a result of funding our first quarter operating loss, net of depreciation and other non-cash expenses, as well as payments in the amount of $1.2 million for capital expenditures. Our principal requirements for cash in 2015 will be for upgrading equipment and furnishings, refreshing our restaurants, paying down debt, technology initiatives, and funding working capital needs and routine maintenance of our existing restaurants.

Net cash used in operating activities during the three-month periods ended March 30, 2015, and March 31, 2014, was approximately $5.0 and $3.0 million, respectively. During the three-month period ended March 30,  2015, net cash used in operating activities, as compared to the same period in the three-month period ended March 31, 2014, was a direct result of a higher operating loss, as well as our concerted efforts to reduce accounts payable by paying down vendor accounts.

Cash used in investing activities was approximately $1.2 million and $0.2 million in the three-month periods ended March 30, 2015, and March 31, 2014, respectively.  In the three-month period ended March 30, 2015, we invested $0.6 million in technology upgrades, and $0.6 million in capital expenditures relating to maintenance of existing Company-owned restaurants.

No cash was used in or provided by financing activities during the three-month periods ended March 30, 2015 and three-month period ended March 31, 2014.

As of March 30, 2015, the last 11 quarterly payments of $62,500 each were not paid as scheduled in accordance with the terms of the Subordinated Secured Promissory Note associated with the sale of restaurants to a franchisee in 2010. As of March 30, 2015, the Company has a reserve of $0.5 million recorded against that Subordinated Secured Promissory Note. Based on current trends, the Company believes the balance is collectible.

During fiscal 2015, we expect to continue to invest in initiatives that will increase throughput efficiencies and that will propel sales growth. We upgraded our POS system and plan to invest capital to refresh our restaurants, and modernize restaurant equipment and furnishings, as well as fund our operations and make debt payments. We expect to fund these initiatives with cash on hand, the private placement transaction in the aggregate gross amount of $15.5 million from the sale of unregistered shares of the Company's common stock completed April 10, 2015, expected cash flows generated by existing Company-owned restaurants, and expected franchise fees and royalties.

We believe that our current cash and cash equivalents,  expected cash flows from Company-owned restaurant operations, and expected franchise fees and royalties and gross proceeds from the April 10, 2015 private placement, will be sufficient to fund our cash requirements for working capital needs, capital improvements and maintenance of existing restaurants, and debt payments for the next twelve months. Our conclusion is based on our financial performance during fiscal 2014 and our projected financial performance during fiscal 2015.

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

Index
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

RISK FACTORS

If we default on the Hearthstone Indebtedness and our Senior Secured Promissory Notes, our business, results of operations and financial condition could be materially adversely affected.

If we default on the Hearthstone Indebtedness, AB Notes or the Milfam Note, we may be forced to pay penalties, higher interest costs or repay the debt earlier than anticipated. If that were to occur, we may have to seek additional financing from external sources to cure the default and continue funding our operations. We cannot predict whether additional financing will be available on terms acceptable to us, or at all.

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

As a result of the Company relocating its corporate headquarters to Boston, Massachusetts, in August 2014, there is a relatively new management team in place. Our Chief Executive Officer and President joined the Company on March 17, 2014, our interim Chief Financial Officer was appointed in January 22, 2015, and will remain in place through May 14, 2015, and a new Chief Financial Officer, Secretary and Treasurer joined the the Company on May 11, 2015.  In addition, our Vice Presidents of Operations, Information Systems, Supply Chain, and Marketing, have been in their positions with the Company for approximately one year or less.  Our Vice President of Human Resources resigned as of May 1, 2015, and we are conducting a search to fill this position These new members of management have limited experience with us, and we cannot assure you that they will fully integrate themselves into our business or that they will effectively manage our business affairs. Our failure to assimilate the new members of management, the failure of the new members of management to perform effectively, or the loss of any of new members of management could have a material adverse effect on our business, financial condition and results of operations.

Index
We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of March 30, 2015:

	Payments Due by Period (in thousands)
Description	Total Obligations	Due Fiscal 2015	Due Fiscal 2016 to Fiscal 2017	Due Fiscal 2018 to Fiscal 2019	Due After Fiscal 2019

Operating leases (l)	58,458	11,089	9.415	15,437	22,517
Long-term debt (2)	9,701	716	716	8,269	-
Other long-term liabilities (3)	347	27	320	-	-

Total contractual cash obligations	$68,506	$11,832	$10,451	$23,706	$22,517

(1)	Amounts shown are net of an aggregate $0.1 million of sub-lease rental income due under non-cancelable subleases and include accrued contractual lease increase of approximately $ 1.0 million, which are included in other long-term liabilities in the attached consolidated balance sheets.

(2)	Represents interest and principal in relation to the Senior Secured Notes issued during the second quarter of fiscal 2014.

(3)	Amounts shown are related to contractual obligations for lease termination agreements. These obligations are non-interest bearing and are included in other long-term liabilities in the attached consolidated balance sheets.

We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance and common area and other operating costs. Some restaurant leases provide for contingent rental payments which are not included in the above table.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight‑line basis over the term of the lease from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long‑term liability in other liabilities in the accompanying consolidated balance sheets and totaled approximately $1.0 million and $1.7 million as of the end of the three-month periods ended March 30, 2015, and March 31, 2014, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other liabilities in the accompanying consolidated balance sheets for the three-month period ended March 30, 2015, and three-month period ended March 31, 2014 are landlord allowances of approximately $0.1 million, respectively.

As of March 30, 2015, the Company had approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of "Other Assets" in the accompanying consolidated balance sheets.

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

In 2015, we expect to enter into an agreement to purchase all contracted coffee products through a single supplier, Coffee Bean International (a division of Farmer Brothers).  This is expected to be a three-year agreement, expiring in 2018.

Our primary suppliers and independent distributors have parallel facilities and systems to minimize the risk of any disruption of our supply chain.

Self‑Insurance

We have a self‑insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre‑determined dollar factor based upon, among other things, past years' claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. During fiscal years 2014 and 2013, we did not exceed this pre-determined maximum. For our 2015 plan year, this pre-determined dollar amount is $1.4 million. The balance in the self-insurance reserve account as of March 30, 2015, was approximately $0.1 million.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including, without limitation, those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2014. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if our future changes make it clear that any projected results expressed or implied therein will not be realized.

Listed below are just some of the factors that would impact our forward looking statements:

•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	labor shortages or increased labor costs;

Index
•	changes in demographic trends and consumer tastes and preferences, including changes resulting from concerns over nutritional or safety aspects of beef, poultry, produce or other foods or the effects of food-borne illnesses, such as E.coli, "mad cow disease" and avian influenza or "bird flu;"

•	competition in our markets, both in our existing business and locating suitable restaurant sites;

•	our operation and execution in new and existing markets;

•	expansion into new markets, including foreign countries;

•	our ability to attract and retain qualified franchisees and our franchisees' ability to open restaurants on a timely basis;

•	our ability to locate suitable restaurant sites in new and existing markets and negotiate acceptable lease terms;

•	the rate of our internal growth, and our ability to generate increased revenue from our new and existing restaurants;

•	our ability to generate positive cash flow from existing and new restaurants;

•	fluctuations in our quarterly results due to seasonality;

•	increased government regulation and our ability to secure required governmental approvals and permits;

•	our ability to create customer awareness of our restaurants in new markets;

•	the reliability of our customer and market studies;

•	cost effective and timely planning, design and build-out of new restaurants;

•	our ability to recruit, train and retain qualified corporate and restaurant personnel and management;

•	market saturation due to new restaurant openings;

•	inadequate protection of our intellectual property;

•	our ability to obtain additional capital and financing;

•	adverse weather conditions, which impact customer traffic at our restaurants; and

•	adverse economic conditions.

The words "believe," "may," "will," "should," "anticipate," "estimate," "expect," "intend," "objective," "seek," "plan," "strive," "project" or similar words, or the negatives of these words, identify forward‑looking statements. We qualify any forward‑looking statements entirely by these cautionary factors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short‑term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During the three-month period ended March 30, 2015, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect would not have resulted in a fluctuation of interest income. In the three-month period ended March 30, 2015, and three-month period ended March 31, 2014, interest income was immaterial.

Index
Commodity Risk

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability, and other factors outside our control. Some of these commodities are purchased under agreements in effect for periods ranging from one month to one year, usually at fixed prices. As a result, we are subject to commodity risk that current market prices may be below our contractual prices. We also purchase certain ingredients at spot prices, as well as prices that are based on specific formulas related to key components within the commodity category, which could adversely affect our operating result in periods of rising commodity or ingredient prices if we choose, for competitive or other reasons, not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. During the three-month period ended March 30, 2015, and three-month period ended March 31, 2014, we did not utilize derivative instruments in managing commodity risk.

Foreign Currency Risk

As of the three-month period ended March 30 2015, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the fiscal year covered by this report. Based on this evaluation, our Chief  Executive Officer and our interim Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There have  been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 30, 2015, to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, the factors discussed in "Part I.  Item 1A.  Risk Factors" in our Annual Report on Form 10-K for our 2014 fiscal year could materially affect the Company's business, financial condition or operating results. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the year ended December 29, 2014.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6:	EXHIBITS

(a)	Exhibits:

Exhibit Number	Description

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of March 30, 2015, and December 29, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three-month period ended March 30, 2015, and three-month period ended March 31, 2014, (iii) Consolidated Statements of Cash Flows for the three-month period ended March 30, 2015, and three-month period ended March 31, 2014, and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: May 14, 2015	By: /s/ RJ DOURNEY
RJ Dourney
President,
Chief Executive Officer, and Director

Date: May 14, 2015	By: /s/ RICHARD BAGGE
Richard Bagge
Interim Chief Financial Officer (chief accounting officer)
Treasurer and Secretary

Index
EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of March 30, 2015, and December 29, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three-month periods ended March 30, 2015, and March 31, 2014, (iii) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2014, and March 31, 2014, and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.