Form 10-Q
period 2015-06-29
COSI INC
filed 2015-08-13
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 29, 2015

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

Number of shares of Common Stock, $.01 par value, outstanding at August 6, 2015, is 48,147,013.

COSI, INC.

Index to Form 10-Q
For the six-month period ended June 29, 2015

Index
PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

Cosi, Inc.
Consolidated Balance Sheets ("Unaudited")
As of June 29, 2015 and December 29, 2014
(dollars in thousands)

	June 29, 2015	December 29, 2014
Assets
Current assets:
Cash and cash equivalents	$13,934	$21,053
Credit card receivable	791	507
Accounts receivable, net of allowances of $201 and $118, respectively	826	581
Inventories	960	825
Prepaid expenses and other current assets	1,959	1,279
Total current assets	18,470	24,245

Furniture and fixtures, equipment and leasehold improvements, net	11,979	7,308
Notes receivable, net of allowances of $675 and $450, respectively	326	551
Intangible assets, net	2,945	-
Goodwill	9,600	-
Restricted cash	5,000	-
Other assets	1,372	1,327
Total assets	$49,692	$33,431

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,803	$1,519
Accrued expenses	7,729	9,336
Deferred franchise revenue	-	18
Current portion of other long-term liabilities	346	177
Current portion of long-term debt	527	-
Total current liabilities	10,405	11,050

Deferred franchise revenue	1,733	6,623
Other long-term liabilities, net of current portion	1,720	1,724
Long-term debt, net	10,880	1,663
Total liabilities	24,738	21,060

Commitments and Contingencies

Stockholders' equity
Common stock - $.01 par value; 100,000,000 shares authorized, 48,104,677 and 38,410,196 shares issued and outstanding, respectively	480	383
Additional paid-in capital	343,930	323,256
Treasury stock, 59,886 shares at cost	(1,198)	(1,198)
Accumulated deficit	(318,258)	(310,070)
Total stockholders' equity	24,954	12,371
Total liabilities and stockholders' equity	$49,692	$33,431

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Six-Month Periods Ended June 29, 2015 and June 30, 2014
(dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014

Revenues:
Restaurant net sales	$24,027	$20,007	$41,234	$37,735
Franchise fees and royalties	422	663	1,123	1,310
Total revenues	24,449	20,670	42,357	39,045

Costs and expenses:
Cost of food and beverage	6,514	5,122	11,358	9,537
Restaurant labor and related benefits	8,588	7,432	15,684	14,526
Occupancy and other restaurant operating expenses	8,532	7,078	15,169	14,079
Operating costs and expenses	23,634	19,632	42,211	38,142
General and administrative	3,181	3,685	5,797	6,054
Depreciation and amortization	846	601	1,426	1,240
Provision for losses on asset impairments and disposals	-	120	-	120
Closed store costs	52	95	13	97
Lease termination costs	142	1,174	193	1,158
Loss (gain) on sale of fixed assets	-	(50)	18	(50)
Total costs and expenses	27,855	25,257	49,658	46,761

Operating loss	(3,406)	(4,587)	(7,301)	(7,716)

Other income (expense):
Interest, net	(313)	(239)	(569)	(239)
Debt issuance and discount amortization	(165)	-	(330)	-
Other income (expense)	10	12	12	15
Total other expense	(468)	(227)	(887)	(224)

Net loss	$(3,874)	$(4,814)	$(8,188)	$(7,940)

Per Share Data:
Loss per share, basic and diluted	$(0.17)	$(0.27)	$(0.20)	$(0.44)

Weighted average shares outstanding basic and diluted:	22,863,216	18,148,966	41,522,803	18,101,773

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Six Months Ended June 29, 2015
(dollars in thousands, except share data)

	Common Stock			Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Deficit	Total

Balance, December 29, 2014	38,410,196	$383	$323,256	59,886	$(1,198)	$(310,070)	$12,371

Issuance of common stock in connection with merger	1,790,993	18	4,647	-	-	-	4,665
Issuance of restricted stock, net	742,722	7	(7)	-	-	-	-
Issuance of common stock in connection with private placement, net of issuance costs of $205	7,160,766	72	15,191	-	-	-	15,263
Stock-based compensation	-	-	843	-	-	-	843
Net loss	-	-	-	-	-	(8,188)	(8,188)

Balance, June 29, 2015	48,104,677	$480	$343,930	59,886	$(1,198)	$(318,258)	$24,954

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six-Month Periods Ended June 29, 2015 and June 30, 2014
(dollars in thousands)

	June 29, 2015	June 30, 2014

Cash flows from operating activities:
Net loss	$(8,188)	$(7,940)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,426	1,240
Non-cash portion of asset impairments and disposals	-	120
Amortization of debt issuance and discount costs	330	-
Loss on sale of fixed assets	18	-
Provision for bad debts	83	(2)
Provision for notes receivable	225
Provision for lease terminations reserves	217	814
Stock-based compensation expense	843	299
Interest expense paid in kind	315	-
Changes in operating assets and liabilities, net of acquisition:
Credit card receivable	(285)	-
Accounts receivable	21	(45)
Inventories	-	(14)
Prepaid expenses and other current assets	(455)	604
Other assets	41	(2)
Accounts payable and accrued expenses	(3,248)	(1,398)
Deferred revenue	(10)	-
Other long-term liabilities	-	(453)
Net cash used in operating activities	(8,667)	(6,777)

Cash flows from investing activities:
Capital expenditures	(2,103)	(307)
Proceeds from sale of assets	-	50
Net cash used in investing activities	(2,103)	(257)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	7,500
Restricted cash	(5,000)	-
Repayment of long-term debt	(6,612)	-
Issuance of long-term debt and stock warrants	-	(403)
Net proceeds from private placement	15,263	-
Net cash provided by financing activities	3,651	7,097

Net (decrease) increase in cash and cash equivalents	(7,119)	63
Cash and cash equivalents, beginning of period	21,053	6,021
Cash and cash equivalents, end of period	$13,934	$6,084

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$43	$88
Interest	$356	$-

Non-cash financing activities:
Issuance of common stock for acquisition	$4,666	$-
Issuance of stock warrants	$-	$1,570

The accompanying notes are an integral part of these consolidated financial statements.

Index
COSI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In our opinion, the financial statements reflect all adjustments that are necessary for a fair presentation of the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing financial statements in conformity with U.S. GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

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

The results for the three and six-month periods ended June 29, 2015 and June 30, 2014, are not indicative of the results for the full year.

This Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2014, as filed with the Securities and Exchange Commission (“SEC”).

There have been no material changes to our significant accounting policies and estimates from the information provided in Note 1 of our consolidated financial statements included in our Form 10-K for the year ended December 29, 2014.

The financial statements reflect certain reclassifications of prior year amounts to conform to the classification in the current period. The reclassifications, for the three and six-month periods ended June 29, 2015, include amounts within cash and cash equivalents, credit card receivable, and note receivable.  The Company also reclassified the previously combined lease termination costs and closed store costs accounts into separate line items on the accompanying consolidated statements of operations. The reclassifications had no effect on the current or previously reported statement of operations. Additionally, we recorded certain adjustments during the three-month period ended March 30, 2015 which related to the three month period ended December 29, 2014. These adjustments did not materially impact the prior periods or current period results.

Note 2 – Acquisition

Hearthstone Merger

On April 1, 2015, Cosi, Inc. (the “Company”) closed the previously-announced merger of Hearthstone Associates, LLC (“Associates”) with and into a wholly-owned subsidiary of the Company, with Associates continuing as the surviving entity (the “Merger”).  Upon consummation of the Merger, Associates became a wholly-owned subsidiary of the Company, and Hearthstone Partners, LLC (“Partners”), a wholly-owned subsidiary of Associates, became an indirect wholly-owned subsidiary of the Company. As a result of this acquisition, the Company acquired 13 stores from Associates.

As consideration for the Merger, an aggregate of 1,790,993 shares (fair value of approximately $4.7 million at closing) of the Company’s common stock, $0.01 par value, were distributed to the owners of Associates. The shares were fully vested upon issuance and were not restricted.  The shares were unregistered when issued and subsequently registered under a registration statement effective June 2, 2015.

Index
In connection with the Merger, and as a condition of obtaining the consent of Partners’ lender, the Company agreed to guarantee the obligations of Partners under certain loan documents previously entered into by Partners with First Franchise Capital Corporation (“Lender”).

The Company accounted for this transaction in accordance with ASC 805, Business Combinations (ASC 805), by allocating the purchase price to the assets purchased and liabilities assumed based upon their estimated fair values as of the date of the acquisition, which were determined in conjunction with an independent third party valuation, as follows:

Accounts Receivable	$348
Inventory	134
Prepaid Expenses and Other Current Assets	226
Property and Equipment	3,857
Intangible Assets	3,100
Goodwill	9,600
Other Long Term assets	154
Total Assets	17,419

Accounts Payable	1,156
Accrued Expenses	777
Long-term Debt	10,821
Total Liabilities	12,754
Purchase Price	$4,665

The Company has allocated the cost to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill.  Fair value of intangible assets was determined using a combination of the income approach and the cost approach.  The resulting goodwill is derived from the expected value of the acquired franchise locations and management know-how. The goodwill is not deductible for income tax purposes. The Company incurred indirect transaction costs related to the acquisition of approximately $0.2 million through April 1, 2015, and these costs are included in general and administrative expense in the accompanying consolidated statement of operations.

Management is responsible for the valuation of net assets acquired and considered a number of factors, including valuations and appraisals, when estimating the fair values and estimated useful lives of acquired assets and liabilities assumed.

In connection with the Membership Agreement, on March 31, 2015, the Company and Associates entered into Amendment No. 1 (“Amendment”) to the previously disclosed Election to Cause Merger Agreement, pursuant to which the parties confirmed the allocation of the shares to be issued to the owners of Associates upon consummation of the Merger.

The operations of Associates have been included in the Company’s consolidated financial statements from the date of acquisition.

As part of the Merger, the Company entered into an Indemnification and Holdback Agreement with our Chief Executive Officer (“CEO”), who was also the principle owner of Associates. Pursuant to this agreement, the CEO agreed to indemnify the Company for certain matters.

Index
In accordance with the Indemnification and Holdback Agreement, the Company held back a portion of the shares (“Holdback Shares”) which would otherwise have been distributed upon consummation of the Merger. The Company has held back $0.5 million of shares relating to a disputed claim at the time of the Merger and the amount of the claim, if any, remains unknown at this time.  In accordance with ASC Topic 450,  “Contingencies” (ASC 450) the Company evaluated the claim and determined that a loss was not probable and as a result did not record an asset related to the indemnification.

The Company has also held back $0.5 million of shares relating to excess accounts payable at the time of the Merger.  As part of the Merger the Company assumed all of the sellers accounts payable and has been indemnified for certain balances.  As of June 29, 2015 the Company paid all of the outstanding accounts payable assumed in the Merger. The parties are continuing to negotiate in good faith to determine the amount of seller’s liability, if any, relating to excess accounts payable, and the amount of seller’s liability, if any, remains unknown at this time. As of June 29, 2015, the Company has not recorded an indemnification asset due to the uncertainty of the potential claim.

Other intangible assets, net, excluding goodwill and assembled workforce, are being amortized on a straight-line basis over their estimated lives, and were comprised of the following at June 29, 2015 (in thousands):

Identified Intangible Asset	Estimated Lives Useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Net Favorable Leases	2 to 5 Years	$500	$31	$469
Reacquired Franchise Rights (Old Locations)	4 Years	1,500	94	1,406
Reacquired Franchise Rights (New Locations)	10 years	1,100	30	1,070
		$3,100	$155	$2,945

Pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company's financial condition or results of operations for any of the periods presented.

For the three and six-months ended June 29, 2015 approximately $4.4 million of revenue from the franchise restaurants acquired in the Merger, is included in the Company’s consolidated statement of operations and comprehensive loss.

The Company has omitted earnings information related to its acquisitions as it does not separately track earnings from each of its acquisitions that would provide meaningful disclosure. The Company considers it to be impracticable to compile such information on an acquisition-by-acquisition basis since activities of integration and use of shared costs and services across the Company’s business are not allocated to each acquisition and are not managed to provide separate identifiable earnings from the date of acquisition.

Note 3 – Asset Impairments

In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 360 (ASC Topic 360), Property, Plant & Equipment, we evaluate possible impairments at the individual restaurant level periodically and record an impairment loss whenever we determine impairment factors are present. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term. We also evaluate the recent performance and trends for locations which may potentially be impaired. If management determines the current trends or initiatives will make an impact on the results we factor this into the calculation. Restaurants are not considered for impairment during the period before they enter the comparable restaurant base, unless specific circumstances warrant otherwise.. The lease termination costs of approximately $1.2 million that we recorded during the three-months ended June 30, 2014 relate to the closings of six Company-owned restaurants.  We did not record asset impairment charges during the six-month period ended June 29, 2015.

Index
Note 4 – Debt

Overview

On April 1, 2015, in connection with the Merger, the Company assumed approximately $11 million of debt obligations known as the FFCC Notes, Restaurant Loans, Partner Note 1, Private Investor Notes and capital lease obligations.  In assuming the FFCC Notes, the Company was required to place $5 million in a control account as cash collateral, which has been classified as restricted cash on the balance sheet.

On May 20, 2014, the Company entered into a $2.5 million senior note agreement known as the AB Notes, which includes warrants valued at $0.5 million that were recorded as a debt discount within other long-term liabilities on the balance sheet. Additionally, on April 15, 2014, the Company entered into a $5 million senior note agreement known as the MILFAM Note, which includes warrants valued at $1 million that were recorded as a debt discount within other long-term liabilities on the balance sheet. The Company incurred approximately $0.5 million in debt issuance costs in connection with the AB Notes and MILFAM Note agreements that are classified as deferred financing costs within other assets on the balance sheet. The amortization expense for the three and six-month periods ended June 29, 2015 for the deferred financing costs amounted to approximately $34,000 and $67,000, respectively. As of June 29, 2015, the balance of the deferred financing costs amounted to approximately $245,000.

During the second quarter of 2015, the Company repaid one of the Restaurant Loans in the amount of $315,910, debt obligations known as Partner Note 1 in the amount of $3,288,860 and Private Investor Notes in the amount of $2,057,330. Additionally, the Company paid off the Merger capital lease obligations in the amount of $103,424.

As of June 29, 2015, the Company had the following outstanding borrowing obligations (in thousands):

FFCC Notes	$4,560
New Restaurant Loans	301
MILFAM Note, net of debt discount	5,000
AB Note, net of debt discount	2,500

Total long-term debt, net of debt discount	12,361

Less: current portion	(527)

Long-term debt before discount	$11,833
Unamortized debt discount	(953)
Long term debt	10,880

FFCC Notes

In connection with the Merger of Associates, the Company assumed certain debt obligations known as the FFCC Notes.  The “FFCC Notes” collectively refers to the Secured Promissory Notes dated on or about May 9, 2013, made by Partners, as borrower, in favor of First Franchise Capital Corporation (“FFCC”), as lender, in the original aggregate principal amount of $5.4 million. The FFCC Notes have a term of 60 months, commencing on June 10, 2013, and accrue interest on the outstanding balance at the rate of 5.93%. Payments of principal and interest of $60,000 are due monthly with one balloon payment of $3.2 million due June 10, 2018. Under each of the FFCC Notes, a late fee equal to 10% of the amount past due will be assessed on any late payments, reduced to 5% on any amount paid after the maturity date. The FFCC Notes are secured by all of the assets of the Partners, including, without limitation, the restaurants it operates. The FFCC Notes may be prepaid with a prepayment fee of 1.0% of the outstanding principal balance.

Index
In connection with the Merger, the Company agreed to guarantee the obligations of Partners under FFCC Notes and the related loan documents (the “Loan Documents”) previously entered into by the Partners with FFCC. Additionally, the Company and FFCC entered into a Master Amendment to the Loan Documents modifying and amending certain terms of the Loan Documents. Accordingly, the Company entered into a Guaranty in favor of FFCC, pursuant to which the Company placed $5.0 million in a control account as cash collateral to secure the Company’s obligations under the Guaranty, which has been classified as restricted cash on the balance sheet. As of June 29, 2015, the Company is in compliance with all covenant requirements and total amount due on these notes is $4.6 million.

Restaurant Loans

Associates financed the construction of and equipment for a new franchise restaurant which opened in the first quarter of 2015, together with two new restaurant loans, collectively referred to as “Restaurant Loans”.

On April 15, 2015, the Company repaid in full the first restaurant loan in the amount of $0.3 million under the Promissory Note dated October 10, 2014 made by the Partners, as borrower, in favor of related third party lender in the principal amount of $0.3 million.  The Company assumed the loan in connection with the Merger. The loan accrued interest at the rate of five percent (5%) per annum, and the maturity date of the loan was January 31, 2015. No principal or interest payments were due under the loan until the Maturity Date. Past due principal and interest, to the extent permitted by law, accrued interest at eleven percent (11%).

As of June 29, 2015, the Company has one restaurant loan dated October 8, 2014 made by the Partners as borrower with the principal amount of $0.6 million.   The Company assumed this in connection with the Merger. The loan has a fully earned non-refundable loan fee rate equal to 6.0% or $36,000 of the original principal, matures in November 2015 and is collateralized by certain equipment.  Minimum monthly loan payments ranging from $40,000 - $50,000 are required in accordance with the repayment terms. As of June 29, 2015, the Company is in compliance with all covenant requirements and total amount due on the loan is $0.3 million.

MILFAM Note

On April 14, 2014, the Company entered into a $5.0 million Senior Secured Promissory Note Purchase Agreement with MILFAM II L. P. (the “MILFAM Note” and the “MILFAM Note Agreement”, respectively) which includes warrants valued at $1.0 million. The Company elected to pay the first interest payment at eleven percent (11%) in kind of approximately $277,000 in the form of additional promissory notes in 2014.  In 2015, we elected to repay the first interest payment in cash which reduced the principal balance down to the original amount and paid the second interest payment of $237,000 in cash.

The debt discount relates to the relative value of the warrants which was approximately $1.0 million on issuance date. The amortization expense for the three month and six-month periods ended June 29, 2015 for the debt discount amounted to $87,000 and $175,000, respectively. As of June 29, 2015, the balance of the debt discount amounted to approximately $609,000. As of June 29, 2015, the Company is in compliance with all covenant requirements, and the total amount due note is $5.0 million.

AB Notes

On May 20, 2014, the Company entered into a $2.5 million Senior Secured Note Purchase Agreement with AB Opportunity Fund LLC and AB Value Partners, L.P. (the “AB Notes”, the “AB Note Agreement”, and the “AB Entities”, respectively), which includes warrants valued at $0.5 million. The Company elected to pay the first interest payment at eleven percent (11%) in kind of approximate $138,000 in the form of additional promissory notes in 2014.  In 2015, they elected to repay the first interest payment in cash which reduced the principal balance down to the original amount and paid the second interest payment of approximately $ 119,000 in cash.

Index
The debt discount relates to the relative value of the warrants which was approximately $0.5 million on issuance date. The amortization expense for the three month and six-month periods ended June 29, 2015 for the debt discount amounted to approximately $44,000 and $88,000, respectively. As of June 29, 2015, the balance of the debt discount amounted to approximately $345,000.  As of June 29, 2015, the Company is in compliance with all covenant requirements and the total amount due on these notes is $2.5 million.

Repayments of Debt Obligations

“Partner Note 1” was repaid in full by the Company on April 14, 2015 in the amount of $3.3 million and refers to the Term Note dated March 20, 2009, made by Robert J. Dourney, as borrower, in favor of a third party lender, in the principal amount of $3.3 million, which was transferred to Associates prior to the consummation of the Merger. The Company assumed Partner Note 1 in connection with the Merger. Partner Note 1 accrued interest at the rate of five percent (5%) per annum, and had a maturity date of March 30, 2016 (the “PN 1 Maturity Date”). Commencing on June 30, 2009 and until the PN 1 Maturity Date, Mr. Dourney agreed to make quarterly payments of accrued interest in arrears at the annual rate of five percent (5%), quarterly principal payments of $30,000 from June 30, 2011, through March 30, 2012, quarterly principal payments of $60,000 from June 30, 2012 through December 30, 2015, and a final balloon payment of the remaining outstanding balance on March 31, 2016. Past due principal and interest, to the extent permitted by law, would accrue interest at twelve percent (12%). Partner Note 1 was secured by all of the assets of Mr. Dourney and was non-assignable without the lender’s consent.

“Private Investor Notes” were repaid in full by the Company on April 6, 2015 in the amount of $2,057,330 and collectively refers to the Promissory Note dated June 1, 2013, made by the Partners, as borrower, in favor of a third party lender, in the principal amount of $1.5 million, and the Promissory Note dated June 1, 2013, made by the Partners in favor of another third party lender,, in the principal amount of $0.5 million. The Company assumed the Private Investor Notes in connection with the Merger. The maturity date of the Private Investor Notes was May 31, 2016 (the “PIN Maturity Date”). The Private Investor Notes accrued interest at a rate equal to LIBOR plus eight percent (8%) per annum %) Interest was due to be paid quarterly. No principal payments were due under the Private Investor Notes until the PIN Maturity Date.

On June 3, 2015, the Company repaid in full two capital leases financed by a financial institution in the amount of $103,424.  Total obligations under the capital leases were $131,000 and were collateralized by various restaurant equipment pieces acquired on the leases.  The Company assumed leases in connection with the Merger.  As of June 29, 2015, the terms of the lease have been satisfied in full.

If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows:

Fiscal Year Ending:
December 28, 2015	$527
January 2, 2016	473
January 1, 2017	8,002
December 31, 2018	3,359

Total	$12,361

Index
Note 5 - Contingencies

From time to time, we are a defendant in litigation arising in the ordinary course of our business. As of the date of this report, there are no legal proceedings that would require accrual or disclosure. We cannot predict with certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our company due to, among other reasons, any injunctive relief granted, which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs.

Note 6 – Stockholders’ Equity

Stock Purchase Agreement

On April 10, 2015, we entered into a Stock Purchase Agreement (the “2015 Purchase Agreement”) with Trishield Special Situations Master Fund Ltd., which Trishield fund is managed by Trishield Capital Management LLC, a fund managed by Janus Capital Management, LLC (“Janus”), LKCM Micro-Cap Partnership L.P. and LKCM Private Discipline Master Fund, SPC, both of which LKCM funds are managed by Luther King Capital Management, Goose Hill Capital LLC, Bigger Capital Fund, LP, and Kenneth Vaughan (each, a “Purchaser” and collectively, the “Purchasers”), under which the Company sold to the Purchasers, and the Purchasers purchased from the Company, an aggregate of 7,160,766 unregistered shares of the Company’s common stock, par value of $0.01 per share, at a purchase price of $2.16 per share, for aggregate gross proceeds of approximately $15.5 million, net of issuance costs of $0.2 million(the “2015 Private Placement Transaction”). The closing of the 2015 Private Placement Transaction occurred on April 10, 2015.

The Company relied on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933 based in part on the representations made by the Purchasers, including the representations with respect to each Purchaser’s status as an accredited investor, as such term is defined in Rule 501(a) under the Securities Act, and the investment intent of each Purchaser with respect to the shares of common stock acquired by such Purchaser pursuant to the 2015 Purchase Agreement.

Concurrently with entering into the 2015 Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement dated April 10, 2015 (“Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement within 30 days, subject to certain delays or extensions of time, covering the shares of the Company’s common stock, acquired by each of the Purchasers, as well as unregistered shares previously acquired one of the Purchasers from the Company in the previously-disclosed private placement transaction closed on August 22, 2014.  These shares were registered under a registration statement effective June 2, 2015.

The Company had also granted registration rights to other investors in the Company’s securities that are substantially equivalent to those granted under the Registration Rights Agreement, including the shares issued in 2014 to each of Milfam and Lloyd I. Miller Trust C, as well as the shares issued on April 1, 2015, to in connection with completion of the previously-announced Merger. These shares were registered under a registration statement effective June 2, 2015.

The Company had also granted substantially equivalent registration rights to AB Value Partners, L.P., and AB Opportunity Fund LLC (collectively, the “AB Entities”), for shares issued in 2014 upon exercise of $.01 warrants that were acquired by the AB Entities in connection with the previously-disclosed Senior Secured Promissory Notes issued by the Company to the AB Entities on May 20, 2014; however, those shares have been sold under an exemption from registration and will not be covered by the Registration Rights agreement to be filed by the Company.

Index
Note 7 - Lease Termination Costs

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

The lease termination costs of approximately $142,000 and $1.2 million that were recorded during the three- month periods ended June 29, 2015 and June 30, 2014, respectively, relate to the closing of one and six Company-owned restaurants, respectively. The lease termination costs of approximately $193,000 and $1.2 million that were recorded during the six-month periods ended June 29, 2015 and June 30, 2014, respectively, relate to the closing of two and eight Company-owned restaurants, respectively.

Note 8 – Stock-Based Compensation Expense

A summary of non-cash, stock-based compensation expense is as follows:

	For the Three-Months Ended		For the Six-Months Ended
	(in thousands)		(in thousands)
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014

Total non-cash, stock-based compensation expense, net of forfeitures	$734	$131	$843	$299

During the six-month period ended June, 29, 2015, the unrecognized compensation expense related to stock options and restricted shares of stock granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) was approximately $1.7 million and will be recognized on a straight-line basis over the remaining vesting period through 2019. On August 26, 2014, the 2005 Plan was replaced by the Amended and Restated Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (“Amended and Restated 2005 Plan”), and all shares of stock issued to employees and directors after August 26, 2014, are to be issued under the Amended and Restated 2005 Plan.

During the three-month period ended June, 29, 2015, the Company granted 762,713 shares of restricted common stock to key employees related to bonus, long term incentive and new employee grants during the second quarter of 2015. The Company issued bonus grants of 258,302 shares, of which 50% immediately vested on issuance date and 50% vests on March 1, 2016, provided that the grantee remains continuously employed as of the vesting date.  Long term incentive grants of 279,411 shares were issued of which 139,706 shares are time-vested and 139,706 shares are market-based. New employee grants of 225,000 shares were issued of which 112,500 shares are time-vested and 112,500 shares are market-based. All grants of restricted common stock during the second quarter of 2015 were issued to key employees. The vesting for long term incentive and new employee grants occurs as follows.

(a)	The time-vested shares will vest in four equal installments, with 25% vesting on each of the first, second, third and fourth anniversaries of the date of grant, provided that the grantee remains in the continuous employ of the Company through each such vesting date.

(b)	The market-based shares will vest in four equal installments, provided that the grantee remains in the continuous employment of the Company from and after the date of grant and through the respective vesting dates set forth below and the specified price targets set forth below for the Company’s common stock are achieved:

Index
i.	25% on the first day on which the closing price of the Company’s common stock shall have exceeded $3.50 for 30 consecutive trading days (as adjusted for stock splits, recapitalizations, reorganizations or similar events);

ii.	25% on the first day on which the closing price of the Company’s common stock shall have exceeded $4.00 for 30 consecutive trading days (as adjusted for stock splits, recapitalizations, reorganizations or similar events);

iii.	25% on the first day on which the closing price of the Company’s common stock shall have exceeded $4.50 for 30 consecutive trading days (as adjusted for stock splits, recapitalizations, reorganizations or similar events); and

iv.	25% on the first day on which the closing price of the Company’s common stock shall have exceeded $5.00 for 30 consecutive trading days (as adjusted for stock splits, recapitalizations, reorganizations or similar events).

v.	In addition, in the event the holders of the Company’s common stock receive consideration in any change in control with a value at the time of receipt or subsequent to such receipt equal (on a per share basis and on an adjusted basis if applicable) to any of the applicable value thresholds set forth above, in respect of Company securities or any successor securities, then upon such receipt all Market-Based Shares that would have become vested shares upon attainment of trading prices at or below such threshold or thresholds as provided above shall become vested shares.

The value of the shares for the grants made during 2015 and 2014, based on the closing price of our common stock on the date of the grants, was approximately $1.6 million and $1.2 million, respectively.

We granted 175,000 shares of restricted common stock to key employees during the second quarter of 2014, of which 87,500 shares are time-vested and 87,500 shares are market-based.  During the six-month period ended June 30, 2014, we granted 1,204,164 shares of restricted common stock to key employees.

The vesting of 200,000 of these shares occurs as follows: (i) 50% of the shares vested on the grant date and (ii) the remaining 50% vests in four equal quarterly installments through March 2015 provided the employee remained employed by the Company through each vesting date; and 75,000 of these shares were forfeited on August 26, 2014, when the employee ceased to be employed by the Company.

The vesting of the remaining 1,004,164 shares occurs as follows: i) 50% of the grant will vest over time at the rate of 25% per year on the anniversary of the grant date, and (ii) 50% of the grant will vest at the rate of 25% on the first day on which the closing price of the Company's common stock exceeds, for 30 consecutive days, specific price targets of $2.00, $2.50, $3.00, and $4.00, provided the employee remains employed by the Company through each vesting date. On February 19, 2015, the Company met the first market condition of $2.00 and vested 25% of the granted 50% of restricted stock and on April 21, 2015, the Company met the second market condition and vested another 25% of the granted 50% of restricted stock.

In the three and six-month periods ended June 29, 2015, we issued 5,729 and 105,556 shares, respectively, of our restricted common stock to members of the Board of Directors under the Amended and Restated 2005 Plan and pursuant to the Non-Employee Directors Stock Incentive Plan.  In the three and six-month periods ended June 30, 2014, we issued 1,751 and 44,640 shares, respectively, of our restricted common stock to members of the Board of Directors under the 2005 Plan and pursuant to the Non-Employee Directors Stock Incentive Plan.  These shares, which vest upon issuance, had an aggregate value of approximately $0.2 million in 2015 and were immaterial in 2014.

Index
During the three and six-month periods ended June 29, 2015, 31,250 and 131,250 shares, respectively, of previously issued restricted common stock were forfeited.  During the three and six-month periods ended June 30, 2014, 100 shares, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price of our common stock on the date of the grants, was approximately $0.2 million in 2015 and immaterial in 2014.

The table below summarizes the Company’s restricted stock activity for the six-months ended June 29, 2015:

	Shares	Weighted Average Grant Date Fair Value

Unvested Restricted Common Stock as of December 29, 2014	1,235,064	$1.10
Granted	762,712	2.22
Vested	(539,063)	.60
Forfeited	(131,250)	1.39
Unvested Restricted Common Stock as of June 29, 2015	1,327,463	$1.63

The aggregate intrinsic value of restricted stock awards is calculated as the positive difference between the prices paid, if any, of the restricted stock awards and the fair value of the Company’s common stock. As of June 29, 2015, the aggregate intrinsic value of non-vested restricted stock awards was approximately $0.7 million.

Note 9 – Income Taxes

We have recorded a full valuation allowance to reduce our deferred tax assets that relate primarily to net operating loss carryforwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carryforwards based on the Company’s operating results.

As of December 29, 2014, we had net operating loss (“NOL”) carryforwards of approximately $243 million for U.S. federal income tax purposes. Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income, possibly reducing the amount of cash available to the corporation to satisfy its obligations. An ownership change generally would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period. We do not believe that the purchase of shares of our common stock pursuant to the rights offerings completed December 23, 2014, and July 9, 2013, conversions of $0.01 warrants in 2014 in connection with the senior secured promissory notes issued May 20, 2014 and April 14, 2014 and private placements completed on August 22, 2014 and April 10, 2015, have triggered an ownership change.   In addition, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

Due to our unexpired NOLs, Cosi could be subject to IRS income tax examination for the tax year 1996 and all subsequent years. We could also be subject to state income tax examinations in certain states where we have unexpired NOLs.

Note 10 – Net Loss Per Share

The Company considered ASC 260-10, Earnings per Share, (“ASC 260-10”), which requires the presentation of both basic and diluted earnings per share in the consolidated statements of operations and comprehensive loss. The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and, if there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

Index
The Company’s potentially dilutive shares of common stock would be excluded from the diluted weighted-average number of shares of common stock outstanding as their inclusion in the computation would be anti-dilutive due to net losses. For the three and six months ended June 29, 2015 and June 30, 2014, non-vested shares, stock options, restricted stock awards of 1,327,463 and 1,082,539 and 2,500 and 7,500, respectively out-of-the-money stock options outstanding. In addition, as of June 30, 2014, there were 1,650,000 outstanding warrants to purchase shares of common stock.  The unvested restricted shares and the outstanding stock options meet the requirements for participating securities, but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive.

	For the Three-Months Ended June 29 and June 30		For the Six-Months Ended June 29 and June 30
	(net loss in thousands)		(net loss in thousands)
	2015	2014	2015	2014

Net loss attributable to Cosi, Inc.	$(3,874)	$(4,814)	$(8,188)	(7,940)

Net loss per share attributable to Cosi, Inc.
Basic and diluted	$(0.17)	$(0.27)	$(0.20)	$(0.44)

Basic and diluted loss per share
Weighed average number of shares outstanding	22,863,216	18,148,966	41,522,803	18,101,773

Note 11 – Fair Value Measurements

The Company records its financial assets and liabilities at fair value, which is defined as the price that would be received to sell the asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The three levels of inputs that may be used to measure fair value are as follows:

Level 1:	Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

Level 2:
Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:
Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The carrying value of the Company's cash and cash equivalents, accounts payable and, other current assets and other long-term assets approximate fair value.

Index
During the three and six-month periods ended June 29, 2015, the Company did not have any financial assets or liabilities measured on a recurring or non-recurring basis.

During the three and six-month periods ended June 30, 2014, the Company’s 1,650,000 stock warrants were carried at their fair value of approximately $2.0 million based on the Black-Scholes model. Inputs into the warrant valuation include expected life of warrants, risk-free interest rates, and stock volatility. As all significant inputs are market-based and observable, warrants are categorized in Level 2 of the fair value hierarchy.

Note 12 – Related Party

As a result of the Merger, the Company had the following related party transactions between the Chief Executive Officer and the VP of Development that occurred during the three and six-months ended June 29, 2015.

On April 15, 2015, the Company repaid a Promissory Note in the amount of $0.3 million dated October 10, 2014 to Hearthstone’s Chief Financial Officer, who is now the VP of Development for Cosi, Inc. The Company assumed the loan in connection with the Merger. The loan accrued interest at the rate of five percent (5%) per annum, and the maturity date of the loan was January 31, 2015. No principal or interest payments were due under the loan until the Maturity Date. Past due principal and interest, to the extent permitted by law, accrued interest at eleven percent (11%).

On April 1, 2015, the Company repaid an accounts payable balance in the amount of $0.2 million to the Company’s Chief Executive Officer, who infused the capital to Associates on March 31, 2015 to cover vendor payables. This liability was assumed by the Company in connection with the Merger.

On April 1, 2015, the Company entered into an Indemnification and Holdback Agreement with our Chief Executive Officer (“CEO”), who was also the principle owner of Associates. Pursuant to this agreement, the CEO agreed to indemnify the Company for certain matters.

In accordance with the Indemnification and Holdback Agreement, the Company held back a portion of the shares (“Holdback Shares”) which would otherwise have been distributed upon consummation of the Merger. The Company has held back $0.5 million of shares relating to a disputed claim at the time of the Merger and the amount of the claim, if any, remains unknown at this time.  In accordance with ASC Topic 450,  “Contingencies” (ASC 450) the Company evaluated the claim and determined that a loss was not probable and as a result did not record an asset related to the indemnification.

The Company has also held back $0.5 million of shares relating to excess accounts payable at the time of the Merger.  As part of the Merger the Company assumed all of the sellers accounts payable and has been indemnified for certain balances.  As of June 29, 2015 the Company paid all of the outstanding accounts payable assumed in the Merger. The parties are continuing to negotiate in good faith to determine the amount of seller’s liability, if any, relating to excess accounts payable, and the amount of seller’s liability, if any, remains unknown at this time. As of June 29, 2015, the Company has not recorded an indemnification asset due to the uncertainty of the potential claim.

Note 13 – Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, June 29, 2015 through the date the consolidated financial statements were issued and concluded that there were no events requiring recognition or disclosure in the consolidated financial statements.

Index
Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six-month periods-ended June 29, 2015 and June 30, 2014,respectively should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2014 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.

OVERVIEW
Our restaurants offer innovative, savory, made-to-order products featuring our authentic hearth-baked crackly crust signature Cosi® bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers. Our menu features high-quality, made-to-order hot and cold sandwiches, hand-tossed salads, bowls, breakfast wraps, Cosi® Squagels®, hot melts, flatbread pizzas, S’mores and other desserts, and a variety of coffees along with soft drink beverages, bottled beverages including premium still and sparkling water, teas, alcoholic beverages at some locations, and other specialty coffees and beverages. Our restaurants offer lunch and afternoon coffee in a counter-service format, with most offering breakfast and/or dinner, snack and dessert menus as well.

System wide restaurants:

	For the Three-Month Period Ended
	June 29, 2015			June 30, 2014
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	63	49	112	72	49	121
Franchise-owned converted to Company-owned	16	16	-
New restaurants opened	-	1	1	-	1	1
Restaurants permanently closed	1	2	3	6	2	8
Restaurants at end of period	78	32	110	66	48	114

	For the Six-Month Period Ended
	June 29, 2015			June 30, 2014
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	64	47	111	70	52	122
Franchise-owned converted to Company-owned	16	16	-	2	2	-
New restaurants opened	-	3	3	-	1	1
Restaurants permanently closed	2	2	4	6	3	9
Restaurants at end of period	78	32	110	66	48	114

As of June 29, 2015, there were 78 Company-owned and 32 franchise-owned restaurants operating in 16 states, the District of Columbia, the United Arab Emirates (UAE), and Costa Rica. During the three and six-month periods ended June 29, 2015, our franchisees opened 1 and 3, respectively, franchised restaurants in Boston, Massachusetts, and Costa Rica. During the same period, two franchised restaurants closed, one of which was an international location.

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

Recent Developments

Merger with Hearthstone Associates, LLC

On April 1, 2015, we completed previously-announced merger of Hearthstone Associates, LLC with and into a wholly-owned subsidiary of the Company, with Hearthstone Associates continuing as the surviving entity.  Upon consummation of the merger, Hearthstone Associates became a wholly-owned subsidiary of the Company, and Hearthstone Partners, LLC, a wholly-owned subsidiary of Hearthstone Associates, became an indirect subsidiary of the Company.

Private Placement

On April 10, 2015, we entered into a Stock Purchase Agreement, under which the Company sold to the purchasers, and the purchasers purchased from the Company, an aggregate of 7,160,766 unregistered shares of the Company’s common stock, par value of $0.01 per share, at a purchase price of $2.16 per share, for aggregate gross proceeds of approximately $15.6 million.

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

Index
Comparable Restaurant Sales

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during that period. As of June 29, 2015 and June 30, 2014, there were 60 and 66 restaurants in our comparable restaurant base, respectively.

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

General and Administrative Expenses. General and administrative expenses include all corporate and administrative functions that support our restaurants and provide an infrastructure to operate our business. Components of these expenses include executive management costs, supervisory and staff salaries, non-field stock-based compensation expense, non-field bonuses and related taxes and employee benefits, travel, information systems, training, support center rent and related occupancy costs, and professional and consulting fees. The salaries, bonuses and employee benefits costs included as general and administrative expenses are generally more fixed in nature and do not vary directly with the number of restaurants we operate. Stock-based compensation expense includes the charges related to recognizing the fair value of stock options and restricted stock as compensation for awards to certain key employees and non-employee directors, except for the costs related to stock-based compensation for restaurant employees, which are included in restaurant labor and related benefits.

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

Critical Accounting Policies

Our discussion and analysis of our consolidated financial condition and results of operations is based upon the consolidated financial statements and notes to the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during the three and six-month periods ended June 29, 2015.

Index
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

Business Combinations: In accordance with ASC 805-10, “Business Combinations”, we use the purchase method of accounting for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria if an intangible asset does not arise from contractual or other legal rights, it shall be recognized as an asset apart from goodwill only if it is separable, that is, it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

Goodwill and Indefinite Intangible Assets: In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets”, goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to the reporting units that are expected to benefit from the synergies of the combination as of the acquisitions date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, we record an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. We recognize an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. We will review goodwill and indefinite-lived intangible assets for impairment on an annual basis. As of June 29, 2015 the Company determined there were not triggering events that would require the Company to perform and interim impairment assessment.

Lease Termination Charges: ASC 420-10-30 “Exit or Disposal Cost Obligations” requires companies to recognize a liability for the costs associated with an exit or disposal activity when the liability is incurred, rather than at the time of a commitment to an exit or disposal plan. For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord.

Accounting for Lease Obligations: In accordance with ASC 840-10-25 “Leases”, we recognize rent expense on a straight-line basis over the lease term commencing on the date we take possession. We include any rent escalations, rent abatements during the construction period and any other rent holidays in our straight-line rent expense calculation.

Index
Landlord Allowances: In accordance with ASC 840-10-25 “Leases”, we record landlord allowances as deferred rent in other long-term liabilities on the consolidated balance sheets and amortize them on a straight-line basis over the term of the related leases.

Stock-Based Compensation Expense: In accordance with ASC 718-10-25 “which requires employee stock based payments to be accounted for under the fair value method. Under this method, the Company is required to record compensation cost based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods. The Company uses the straight-line amortization method for recognizing stock-based compensation expense.

We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant.

Income Taxes:  In accordance with ASC 740,  “Accounting for Income Taxes”, we have recorded a full valuation allowance to reduce our deferred tax assets that relate primarily to net operating loss carry-forwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carry-forwards based on the Company’s operating results. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets.

Recently Issued Accounting Standards

In February 2015, the FASB issued ASU 2015-02, "Consolidation: Amendments to the Consolidation Analysis" (“ASU 2015-02”). This standard update is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current U.S. GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. The amendments in ASU 2015-02 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The adoption of ASU 2015-02 is not expected to have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. The Company is still assessing the impact of the required reclassification of its debt issuance costs from assets to a direct deduction from the related debt liability on the Company’s consolidated financial statements.

Index
RESULTS OF OPERATIONS

Our operating results for the three and six-month periods ended June 29, 2015, and June 30, 2014, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014

Revenues:
Restaurant net sales	98.3%	96.8%	97.3%	96.6%
Franchise fees and royalties	1.7	3.2	2.7	3.4
Total revenues	100.0	100.0	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	27.1	25.6	27.5	25.3
Restaurant labor and related benefits (1)	35.7	37.1	38.0	38.5
Occupancy and other restaurant operating expenses (1)	35.5	35.4	36.8	37.3
	98.4	98.1	102.4	101.1
General and administrative expenses	13.0	17.8	13.7	15.5
Depreciation and amortization	3.5	2.9	3.4	3.2

Provision for losses on asset impairments and disposals	-	0.6	-	0.3
Closed store costs expense	0.2	0.5	-	0.2
Lease termination expense	0.6	5.7	0.5	3.0
Loss (gain) on sale of fixed assets	-	(0.2)	-	(0.1)
Total costs and expenses	113.9	122.2	117.2	119.8
Operating loss	(13.9)	(22.2)	(17.2)	(19.8)
Other income (expense)
Interest, net	(1.3)	(1.2)	(1.3)	(0.6)
Debt issuance amortization	(0.7)	-	(0.8)	-
Other income	-	0.1	-	0.1
Total other income (expense)	(2.0)	(1.1)	(2.1)	(0.5)
Net loss	(15.8)%	(23.3)%	(19.3)%	(20.3)%

(1)	Expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues.

Restaurant Net Sales

	Restaurant Net Sales

	(in thousands)	as a % of total revenues
Three-months ended June 29, 2015	$24,027	98.3%
Three-months ended June 30, 2014	$20,007	96.8%

	(in thousands)	as a % of total revenues
Six-months ended June 29, 2015	$41,234	97.3%
Six-months ended June 30, 2014	$37,735	96.6%

Restaurant net sales: Restaurant net sales increased 20.1% or approximately $4.0 million, during the three-month period ended June 29, 2015, as compared to the same period in fiscal 2014. This was comprised of an increase in net sales in our comparable restaurant base of 2.1%, or approximately $0.4 million, a decrease in net sales of approximately $1.7 million related to restaurants closed during and subsequent to the three-month period ended June 30, 2014, and a net increase in sales of approximately $5.3 million in 7 non-comp restaurants as well as restaurants included in the merger with Associates. The increase in comparable restaurant net sales consisted of a 1.1% increase in traffic and a 1.0% increase in average check.

Index
In the six-month period ended June 29, 2015, restaurant net sales increased 9.3%, or approximately $3.5 million, as compared to the six-month period ended June 30, 2014, due to an increase in net sales in our comparable restaurant base of 3.1%, or approximately $1.0 million, a decrease in net sales of approximately $3.4 million related to restaurants closed during and subsequent to the three-month period ended June 30, 2014, and a net increase in sales of approximately $5.9 million in 7 non-comp restaurants as well as restaurants included in the merger with Associates. The increase in comparable restaurant net sales consisted of a 1.9% increase in traffic and a 1.2% increase in average check.

Franchise Fees and Royalties

	Franchise Fees and Royalties

	(in thousands)	as a % of total revenues
Three-months ended June 29, 2015	$422	1.7%
Three-months ended June 30, 2014	$663	3.2%

	(in thousands)	as a % of total revenues
Six-months ended June 29, 2015	$1,123	2.7%
Six-months ended June 30, 2014	$1,310	3.4%

Franchise fees and royalties: In the three and six-month periods ended June 29, 2015, franchise fees and royalties decreased 36.3% and 14.3%, respectively, or approximately $0.24 million and $0.19 million, respectively, due primarily to the decrease in total franchised restaurant net sales, primarily as a result of 3 underperforming franchise locations as well as the Merger.

Costs and Expenses

	Cost of Food and Beverage

	(in thousands)	as a % of restaurant net sales
Three-months ended June 29, 2015	$6,514	27.1%
Three-months ended June 30, 2014	$5,122	25.6%

	(in thousands)	as a % of restaurant net sales
Six-months ended June 29, 2015	$11,358	27.5%
Six-months ended June 30, 2014	$9,537	25.3%

Cost of food and beverage: Cost of food and beverages, as a percentage of sales for the three and six-month periods ended June 29, 2015, increased by 1.5% and 2.2%, respectively compared to the three and six-month periods ended June 30, 2014.  The increase in cost of sales percentage as compared to same periods as the previous year are the results of higher food costs associated with poultry, shredded lettuce, soups and tomatoes offset by a slight price increase during three months ended June 29, 2015.

Index
	Restaurant Labor and Related Benefits

	(in thousands)	as a % of restaurant net sales
Three-months ended June 29, 2015	$8,588	35.7%
Three-months ended June 30, 2014	$7,432	37.1%

	(in thousands)	as a % of restaurant net sales
Six-months ended June 29, 2015	$15,684	38.0%
Six-months ended June 30, 2014	$14,526	38.5%

Restaurant labor and related benefits: Restaurant labor and related benefits as a percentage of restaurant net sales, for the three and six-month periods ended June 29, 2015 decreased by 1.4% and .5%, respectively compared to the three and six-month periods ended June 30, 2014.  The decrease in restaurant labor and related benefits is the result of operational initiatives which focused on labor efficiencies as well as a decrease in the cost of medical insurance related benefits.

	Occupancy and Other Restaurant Operating Expenses

	(in thousands)	as a % of restaurant net sales
Three-months ended June 29, 2015	$8,532	35.5%
Three-months ended June 30, 2014	$7,078	35.4%

	(in thousands)	as a % of restaurant net sales
Six-months ended June 29, 2015	$15,169	36.8%
Six-months ended June 30, 2014	$14,079	37.3%

Occupancy and other restaurant operating expenses: Occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, for the three and six-month periods ended June 29, 2015 and June 30, 2014, respectively, remained fairly consistent and increased .1% and decreased .5%, respectively, compared to the three and six-month periods ended June 30, 2014.

	General and Administrative Expenses

	(in thousands)	as a % of total revenues
Three-months ended June 29, 2015	$3,181	13.0%
Three-months ended June 30, 2014	$3,685	17.8%

	(in thousands)	as a % of total revenues
Six-months ended June 29, 2015	$5,797	13.7%
Six-months ended June 30, 2014	$6,054	15.5%

Index
General and administrative expenses: General and administrative expenses, as a percentage of restaurant net sales, in the six-month period ended June 29, 2015 decreased by 1.8% or $0.3 million as compared to the six-month period ended June 30, 2014 primarily as result of one-time costs in 2014 of $0.8 million resulting from the relocation of the corporate headquarters from Chicago, IL to Boston, MA, $0.3 million related to the recruitment, placement and relocation of the new Chief Financial Officer, severance for the former Chief Financial Officer that resigned in January 2015, and legal costs associated with the Merger, $0.2 million related to stock compensation, $0.3 million in bad debt expense related to accounts and notes receivable, offset by a $0.3 million savings in medical insurance, corporate office lease costs and consultants.

	Depreciation and Amortization

	(in thousands)	as a % of total revenues
Three-months ended June 29, 2015	$846	3.5%
Three-months ended June 30, 2014	$601	2.9%

	(in thousands)	as a % of total revenues
Six-months ended June 29, 2015	$1,426	3.4%
Six-months ended June 30, 2014	$1,240	3.2%

Depreciation and amortization: The depreciation and amortization expense, as a percentage of total revenues, in the three and six-month periods ended June 29, 2015 increased by .6% and .2%, respectively, compared to the three and six-month periods ended June 29, 2014.  The increase is due the amortization related to intangible assets as well as a higher depreciation of assets as a result of the Merger.

	Provision for Losses on Asset Impairments and Disposals

	(in thousands)	as a % of total revenues
Three-months ended June 29, 2015	$-	0.0%
Three-months ended June 30, 2014	$120	0.6%

	(in thousands)	as a % of total revenues
Six-months ended June 29, 2015	$-	0.0%
Six-months ended June 30, 2014	$120	0.3%

Provision for losses on asset impairments and disposals: In the three and six-month periods ended June 30, 2014, we recorded a provision for losses on asset impairments and disposals of approximately $0.1 million, related to the disposals of assets at six Company-owned restaurants at the termination of their leases. No impairment has been recorded in the in the three and six-month periods ended June 29, 2015.

	Closed Store Costs Expense (Income)

	(in thousands)	as a % of total revenues
Three-months ended June 29, 2015	$52	0.2%
Three-months ended June 30, 2014	$95	0.5%

	(in thousands)	as a % of total revenues
Six-months ended June 29, 2015	$13	0.0%
Six-months ended June 30, 2014	$97	0.2%

Index
Closed store costs expense (income): In the three and six-month periods ended June 29, 2015, we incurred closed store costs  related to the closing of two Company-owned restaurants, offset by a favorable lease adjustment related to straight line rent for one the closed stores.  In the three and six-month periods ended June 30, 2014, we incurred closed store costs of approximately $0.1 million related to the closing of six Company-owned restaurants resulting from the continued assessment of our restaurant portfolio.

	Lease Termination Expense (Income)

	(in thousands)	as a % of total revenues
Three-months ended June 29, 2015	$142	0.6%
Three-months ended June 30, 2014	$1,174	5.7%

	(in thousands)	as a % of total revenues
Six-months ended June 29, 2015	$193	0.5%
Six-months ended June 30, 2014	$1,158	3.0%

Lease termination costs (income): The lease termination costs in the three and six-month periods ended June 29, 2015, is related to rent payments at a closed location where we are in a dispute with the landlord over an early termination of the lease at an underperforming location and a settlement payment to resolve litigation with a former landlord. In the three and six-month periods ended June 30, 2014, we incurred lease termination costs of approximately $1.2 million related to the closing of six Company-owned restaurants resulting from the continued assessment of our restaurant portfolio.

	Loss (Gain) on Sale of Assets

	(in thousands)	as a % of total revenues
Three-months ended June 29, 2015	$-	0.0%
Three-months ended June 30, 2014	$(50)	-0.2%

	(in thousands)	as a % of total revenues
Six-months ended June 29, 2015	18	0.0%
Six-months ended June 30, 2014	$(50)	-0.1%

Loss (Gain) on Sale of Assets:  The loss on sale of assets in the three and six-month periods ended June 29, 2015 is related to the disposal of assets.  The gain on sale of assets in the six-month periods of fiscal 2014 is related to the sale of one liquor license.

	Interest, net

	(in thousands)	as a % of total revenues
Three-months ended June 29, 2015	$(313)	-1.3%
Three-months ended June 30, 2014	$(239)	-1.2%

	(in thousands)	as a % of total revenues
Six-months ended June 29, 2015	$(569)	-1.3%
Six-months ended June 30, 2014	$(239)	-0.6%

Index
Interest: Net interest in the three and six-month periods ended June 29, 2015 and June 30, 2014, increased by $0.1 million and $0.3 million, respectively compared to the three and six-month periods ended June 29, 2014. The increase relates to the interest related to the senior secured promissory notes issued during fiscal 2014 as well as debt acquired from the Merger which occurred on April 1, 2015.

	Misc income

	(in thousands)	as a % of total revenues
Three-months ended June 29, 2015	$10	0.0%
Three-months ended June 30, 2014	$-	-

	(in thousands)	as a % of total revenues
Six-months ended June 29, 2015	$12	0.0%
Six-months ended June 30, 2014	$-	-

Misc income: Misc income in the three and six-month periods ended June 29, 2015, is related to amortization associated with the discount on the senior secured promissory notes issued during fiscal 2014.

	Debt issuance expense

	(in thousands)	as a % of total revenues
Three-months ended June 29, 2015	$(165)	-0.7%
Three-months ended June 30, 2014	$-	-

	(in thousands)	as a % of total revenues
Six-months ended June 29, 2015	$(330)	-0.8%
Six-months ended June 30, 2014	$-	-

Debt issuance expense: Debt issuance expense in the three and six-month periods ended June 29, 2015, is related to amortization associated with the discount on the senior secured promissory notes issued during fiscal 2014.

	Other Income

	(in thousands)	as a % of total revenues
Three-months ended June 29, 2015	$-	0.0%
Three-months ended June 30, 2014	$12	0.1%

	(in thousands)	as a % of total revenues
Six-months ended June 29, 2015	$-	0.0%
Six-months ended June 30, 2014	$15	0.1%

Other income: Other income in the three and six-month periods ended June 29, 2015 and June 30, 2014, was not a material change as compared to the three and six-month periods ended June 29, 2014.

Index
	Net Loss

	(in thousands)	as a % of total revenues
Three-months ended June 29, 2015	$(3,874)	-15.8%
Three-months ended June 30, 2014	$(4,814)	-23.3%

	(in thousands)	as a % of total revenues
Six-months ended June 29, 2015	$(8,188)	-19.3%
Six-months ended June 30, 2014	$(7,940)	-20.3%

Net loss: For the six -month period ended June 29, 2015, the decreased in the net loss of $0.2 million as compared to the six-month periods ended June 29, 2014, is due primarily to the increases in net sales of $3.3 million, savings of $1.4 million in general and administrative expenses, lease termination and impairment expense, offset by $4.1 million in additional food costs, $0.6 million related to interest expense recorded on long-term debt and debt issuance amortization and $0.2 million related to depreciation and amortization as result intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

On April 1, 2015, upon completion of the Merger, we acquired through Associates and Partners approximately $11 million of indebtedness (“Indebtedness”).  In connection with the Merger, and as a condition of obtaining the consent of Partners’ lender, the Company agreed to certain amendments to, and to guarantee the obligations of Partners under, those certain loan documents (the “Loan Documents”) previously entered into by  Partners with First Franchise Capital Corporation (the “Lender”), as previously disclosed in the Company’s filings with the SEC. Approximately $5.8 million of the Indebtedness was paid off shortly following the closing of the merger.

On April 10, 2015, we entered into a Stock Purchase Agreement (the “2015 Purchase Agreement”) with Trishield Special Situations Master Fund Ltd., which Trishield fund is managed by Trishield Capital Management LLC, a fund managed by Janus Capital Management, LLC (“Janus”), LKCM Micro-Cap Partnership L.P. and LKCM Private Discipline Master Fund, SPC, both of which LKCM funds are managed by Luther King Capital Management, Goose Hill Capital LLC, Bigger Capital Fund, LP, and Kenneth Vaughan (collectively, the “Purchasers”), under which the Company sold to the Purchasers, and the Purchasers purchased from the Company, an aggregate of 7,160,766 unregistered shares of the Company’s common stock, par value of $0.01 per share, at a purchase price of $2.16 per share, for aggregate gross proceeds of $15.5 million (the “2015 Private Placement Transaction”), and net of proceeds of $0.2 million. The closing of the 2015 Private Placement transaction occurred on April 10, 2015.

Cash and cash equivalents were approximately $13.9 million on June 29, 2015, compared with $21.1 million on December 29, 2014. We had positive working capital of approximately $8.0 million on June 29, 2015, compared with positive working capital of approximately $13.1 million on December 29, 2014. The $0.7 million increase in working capital was a result of net proceeds of $15.2 million, offset by repayment of $6.0 million related to a portion of the Hearthstone Indebtedness, partially funding our operating loss, net of depreciation and other non-cash expenses, as well as payments in the amount of $2.1 million for capital expenditures. Our principal requirements for cash in 2015 will be for upgrading equipment and furnishings, refreshing our restaurants, paying down debt, technology initiatives, and funding working capital needs and routine maintenance of our existing restaurants.

Net cash used in operating activities during the six-month periods ended June 29, 2015 and June 30, 2014, was approximately $8.7 and $6.8 million, respectively. During the six-month period ended June 29, 2015, net cash used in operating activities, as compared to the six-month period ended June 30, 2014, was a direct result of a slightly higher operating loss, as well as our concerted efforts to reduce accounts payable by paying down vendor accounts.

Index
Net cash used in investing activities was approximately $7.1 million and $0.3 million during the six-month periods ended June 29, 2015 and June 30, 2014, respectively.  In the six-month period ended June 29, 2015, we recognized $5.0 million in restricted cash associated with the  Indebtedness and invested $2.1 million in capital expenditures relating to maintenance of existing Company-owned restaurants.

Net cash provided by financing activities during the six-month period ended June 29, 2015 and June 30, 2014, was approximately $8.5 million and $7.1 million, respectively. In the six-month period ended June 29, 2015, we repaid $6.6 million of long-term debt and raised $15.2 million of net proceeds from a private placement. In the six-month period ended June 30, 2014, we received $7.5 million from the proceeds of long-term debt offset by $0.4 million of issuance costs of long-term debt and stock warrants.

Regarding the notes receivable, as of June 29, 2015, the last 12 quarterly payments of $62,500 each were not received as scheduled in accordance with the terms of the Subordinated Secured Promissory Note associated with the sale of restaurants to a franchisee in 2010. As of June 29, 2015, the Company has a reserve of $0.7 million recorded against that Subordinated Secured Promissory Note.  Based on recent discussions with the franchisee, the Company believes the balance is collectible.

We believe that our current cash and cash equivalents, expected cash flows from Company-owned restaurant operations, and expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs, capital improvements and maintenance of existing restaurants, and debt payments for the next twelve months. Our conclusion was based on the Company’s operating results for 2014, operating results for the first half of 2015, and our projected operating results for the second half of 2015.

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

Index
We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of June 29, 2015:

	(in thousands)
Description	Total Obligations	Due 2015	Due 2016	Due 2017	Due 2018	2019 and after

Operating leases (1)	74,164	12,923	11,900	19,870	6,956	22,515
Long-term debt (2)	12,361	527	473	8,002	3,359	-
Other long-term liabilities (3)	480	225	255	-	-	-

Total contractual cash obligations	$87,005	$13,675	$12,628	$27,872	$10,315	$22,515

(1)	Amounts shown are net of an aggregate $0.05 million of sub-lease rental income due under non-cancelable subleases and include accrued contractual lease increases of approximately $1.3 million, which are included in other long-term liabilities in the attached consolidated balance sheets.
(2)	Represents principal in relation the FFCC notes, Senior Secured Notes and Restaurant Loans.
(3)	Amounts shown are related to contractual obligations for lease termination agreements. These obligations are non-interest bearing and are included in other liabilities in the attached consolidated balance sheets.

We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance and common area and other operating costs. Some restaurant leases provide for contingent rental payments which are not included in the above table.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight‑line basis over the term of the lease from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long‑term liability in other liabilities in the accompanying consolidated balance sheets and totaled approximately $1.3 million for both the periods ended June 29, 2015 and June 30, 2014, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other liabilities in the accompanying consolidated balance sheets for the periods ended June 29, 2015 and June 30, 2014 are landlord allowances of approximately $0.3 million and $0.4 million, respectively.

As of June 29, 2015 and June 30, 2014, the Company had approximately $0.2 million each year in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Other Assets” in the accompanying consolidated balance sheets.

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

We have agreed to purchase all contracted coffee products through a single supplier, Coffee Bean International (a division of Farmer Brothers).  This is a three-year agreement, expiring in 2018

Our primary suppliers and independent distributors have parallel facilities and systems to minimize the risk of any disruption of our supply chain.

Self-Insurance

We have a self‑insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. During 2014 and 2013 plan years, we did not exceed this pre-determined maximum. For our 2015 plan year, this pre-determined dollar amount is $1.4 million. The balance in the self-insurance reserve account as of June 29, 2015, was approximately $0.1 million.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including, without limitation, those described in Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2014. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if our future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short‑term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During the three and six-month periods ended June 29, 2015, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect would not have resulted in a fluctuation of interest income. In the three and six-month periods ended June 29, 2015 and three and six-month periods ended June 30, 2014 interest income was immaterial.

Index
Commodity Risk

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability, and other factors outside our control. Some of these commodities are purchased under agreements in effect for periods ranging from one month to one year, usually at fixed prices. As a result, we are subject to commodity risk that current market prices may be below our contractual prices. We also purchase certain ingredients at spot prices, as well as prices that are based on specific formulas related to key components within the commodity category, which could adversely affect our operating result in periods of rising commodity or ingredient prices if we choose, for competitive or other reasons, not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. During the three and six-month periods ended June 29, 2015 and three and six-month periods ended June 30, 2014, we did not utilize derivative instruments in managing commodity risk.

Foreign Currency Risk

As of the three and six-month periods ended June 29, 2015 and 2014, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the year covered by this report. Based on this evaluation, our Chief  Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There have  been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 29, 2015, to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, the factors discussed in “Part I.  Item 1A.  Risk Factors” in our Annual Report on Form 10-K for our 2014 year could materially affect the Company’s business, financial condition or operating results. There have been two material changes in our risk factors since our Annual Report on Form 10-K for the year ended December 29, 2014, as follows:

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

Our new Chief Financial Officer, Secretary and Treasurer joined the  Company on May 11, 2015.  In addition, our Vice Presidents of Operations, Information Systems, Supply Chain, and Marketing, have been in their positions with the Company for approximately one year  These new members of management have limited experience with us, and we cannot assure you that they will fully integrate themselves into our business or that they will effectively manage our business affairs. Our failure to assimilate the new members of management, the failure of the new members of management to perform effectively, or the loss of any of new members of management could have a material adverse effect on our business, financial condition and results of operations.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6:	EXHIBITS

(a)	Exhibits:

Exhibit Number	Description

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of June 29, 2015 and December 29, 2014, (ii) Consolidated Statements of Operations for the three and six-month periods ended June 29, 2015 and three and six-month periods ended June 30, 2014, (iii) Consolidated Statements of Cash Flows for the six-month period ended June 29, 2015 and six-month period ended June 30, 2014, and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: August 13, 2015	By: /s/ R.J. DOURNEY
R.J. Dourney
President,
Chief Executive Officer, and
Director

Date: August 13, 2015	By: /s/ MIGUEL ROSSY-DONOVAN
Miguel Rossy-Donovan
Chief Financial Officer (chief accounting officer)
Treasurer and Secretary

Index
EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of June 29, 2015 and December 29, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six-month periods ended June 29, 2015 and June 30, 2014, (iii) Consolidated Statements of Cash Flows for the six-month periods ended June 29, 2015 and June 30, 2014, and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.