Form 10-Q/A
period 2015-06-29
COSI INC
filed 2015-09-04
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended Form 10-Q”) of Cosi, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2015, filed with the Securities and Exchange Commission (“SEC”) on August 13, 2015 (the “Original Form 10-Q”), to correct an inadvertent error in the weighted average shares outstanding in the financial statements. The Company incorrectly stated the weighted average number of shares outstanding for the three-months ended June 29, 2015 as 22,863,216 rather than the correct number of 45,726,432. As a result, the following items in the original filing have been amended:

Part 1, Item 1. Financial Statements, Consolidated Statements of Operations (Unaudited);
Part 1, Item 1. Notes to Consolidated Financial Statements (Unaudited), Note 10 – Net Loss Per Share; and
Part 1, Item 4. Controls and Procedures.

In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company has calculated and recognized adjustments accordingly. The following table shows the effect of the restatement on the Company’s financial statements for the applicable period:

	For the Three Months Ended: June 29, 2015 (Unaudited)
	As Previously Reported	As Restated

Net Loss	$(3,874,000)	$(3,874,000)

Loss per Share	$(0.17)	$(0.08)

Weighted-average shares outstanding basic and diluted	22,863,216	45,726,432

Except as specifically noted above, this Form 10-Q/A does not modify or update the financial results or disclosures in the Original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures as originally filed, other than as required to reflect the effects of the amendment discussed above.

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

Index
Cosi, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Six-Month Periods Ended June 29, 2015 and June 30, 2014
(dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 29, 2015 (Restated)	June 30, 2014	June 29, 2015	June 30, 2014

Revenues:
Restaurant net sales	$24,027	$20,007	$41,234	$37,735
Franchise fees and royalties	422	663	1,123	1,310
Total revenues	24,449	20,670	42,357	39,045

Costs and expenses:
Cost of food and beverage	6,514	5,122	11,358	9,537
Restaurant labor and related benefits	8,588	7,432	15,684	14,526
Occupancy and other restaurant operating expenses	8,532	7,078	15,169	14,079
Operating costs and expenses	23,634	19,632	42,211	38,142
General and administrative	3,181	3,685	5,797	6,054
Depreciation and amortization	846	601	1,426	1,240
Provision for losses on asset impairments and disposals	-	120	-	120
Closed store costs	52	95	13	97
Lease termination costs	142	1,174	193	1,158
Loss (gain) on sale of fixed assets	-	(50)	18	(50)
Total costs and expenses	27,855	25,257	49,658	46,761

Operating loss	(3,406)	(4,587)	(7,301)	(7,716)

Other income (expense):
Interest, net	(313)	(239)	(569)	(239)
Debt issuance and discount amortization	(165)	-	(330)	-
Other income (expense)	10	12	12	15
Total other expense	(468)	(227)	(887)	(224)

Net loss	$(3,874)	$(4,814)	$(8,188)	$(7,940)

Per Share Data:
Loss per share, basic and diluted	$(0.08)	$(0.27)	$(0.20)	$(0.44)

Weighted average shares outstanding basic and diluted:	45,726,432	18,148,966	41,522,803	18,101,773

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

Index
Cosi, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six-Month Periods Ended June 29, 2015 and June 30, 2014
(dollars in thousands)

	June 29, 2015	June 30, 2014

Cash flows from operating activities:
Net loss	$(8,188)	$(7,940)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,426	1,240
Non-cash portion of asset impairments and disposals	-	120
Amortization of debt issuance and discount costs	330	-
Loss on sale of fixed assets	18	-
Provision for bad debts	83	(2)
Provision for notes receivable	225	-
Provision for lease terminations reserves	217	814
Stock-based compensation expense	843	299
Interest expense paid in kind	315	-
Changes in operating assets and liabilities, net of acquisition:
Credit card receivable	(285)	-
Accounts receivable	21	(45)
Inventories	-	(14)
Prepaid expenses and other current assets	(455)	604
Other assets	41	(2)
Accounts payable and accrued expenses	(3,248)	(1,398)
Deferred revenue	(10)	-
Other long-term liabilities	-	(453)
Net cash used in operating activities	(8,667)	(6,777)

Cash flows from investing activities:
Capital expenditures	(2,103)	(307)
Proceeds from sale of assets	-	50
Net cash used in investing activities	(2,103)	(257)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	7,500
Restricted cash	(5,000)	-
Repayment of long-term debt	(6,612)	-
Issuance of long-term debt and stock warrants	-	(403)
Net proceeds from private placement	15,263	-
Net cash provided by financing activities	3,651	7,097

Net (decrease) increase in cash and cash equivalents	(7,119)	63
Cash and cash equivalents, beginning of period	21,053	6,021
Cash and cash equivalents, end of period	$13,934	$6,084

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$43	$88
Interest	$356	$-

Non-cash financing activities:
Issuance of common stock for acquisition	$4,666	$-
Issuance of stock warrants	$-	$1,570

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

	For the Three-Months Ended June 29 and June 30		For the Six-Months Ended June 29 and June 30
	(net loss in thousands)		(net loss in thousands)
	2015 (Restated)	2014	2015	2014

Net loss attributable to Cosi, Inc.	$(3,874)	$(4,814)	$(8,188)	(7,940)

Net loss per share attributable to Cosi, Inc.
Basic and diluted	$(0.08)	$(0.27)	$(0.20)	$(0.44)

Basic and diluted loss per share
Weighed average number of shares outstanding	45,726,432	18,148,966	41,522,803	18,101,773

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, at the time the Form 10-Q for this period was initially filed on August 13, 2015, our Chief  Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Subsequent to that evaluation, in assessing the control deficiencies that contributed to the error correction described in Note 10 to our unaudited consolidated financial statements in this Form 10-Q, as amended, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of the material weakness in our internal control over financial reporting described below.

We identified the following material weakness that existed as of June 29, 2015. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  Specifically, we determined that we did not maintain procedures that allowed sufficient lead time for internal and external reviewers to ascertain the accuracy and completeness of schedules supporting the financial statements in the last stage of the process.

Changes in Internal Control over Financial Reporting and Remediation

As a result of the above evaluation, we noted certain changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 29, 2015, to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Subsequent to the end of the period covered by this report, management has implemented procedures, as part of a remediation plan, to ensure increased and sufficient lead time is provided for internal and external reviewers to ascertain the accuracy and completeness of schedules supporting the financial statements in the last stage of the process.

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

COSI, INC.

Date: September 4, 2015	By: /s/ R.J. DOURNEY
R.J. Dourney
President,
Chief Executive Officer, and
Director

Date: September 4, 2015	By: /s/ MIGUEL ROSSY-DONOVAN
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