Form 10-Q
period 2015-09-28
COSI INC
filed 2015-11-12
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 28, 2015

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

Number of shares of Common Stock, $.01 par value, outstanding at November 9, 2015, is 48,040,493.

COSI, INC.

Index
PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

Cosi, Inc.
 Consolidated Balance Sheets
 (dollars in thousands)

	September 28, 2015	December 29, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,047	$21,053
Credit card receivable	789	507
Accounts receivable, net of allowances of $286 and $118, respectively	896	581
Inventories	1,020	825
Prepaid expenses and other current assets	1,722	1,279
Total current assets	12,474	24,245

Furniture and fixtures, equipment and leasehold improvements, net	12,656	7,308
Notes receivable, net of allowances of $675 and $450, respectively	326	551
Intangible assets, net	2,795	-
Goodwill and indefinite-lived assets	9,797	-
Restricted cash	5,001	-
Other assets	1,348	1,327
Total assets	$44,397	$33,431

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,891	$1,519
Accrued expenses	6,456	9,336
Deferred franchise revenue	-	18
Current portion of other long-term liabilities	50	177
Current portion of long-term debt	611	-
Total current liabilities	9,008	11,050

Deferred franchise revenue	1,733	1,724
Other long-term liabilities, net of current portion	1,707	1,663
Long-term debt, net	10,658	6,623
Total liabilities	23,106	21,060

Commitments and Contingencies

Stockholders' equity
Common stock - $.01 par value; 100,000,000 shares authorized, 48,109,677 and 38,410,196 shares issued and outstanding, respectively	480	383
Additional paid-in capital	344,179	323,256
Treasury stock, 59,886 shares at cost	(1,198)	(1,198)
Accumulated deficit	(322,170)	(310,070)
Total stockholders' equity	21,291	12,371
Total liabilities and stockholders' equity	$44,397	$33,431

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014

Revenues:
Restaurant net sales	$23,113	$18,574	$64,347	$56,309
Franchise fees and royalties	404	635	1,527	1,945
Total revenues	23,517	19,209	65,874	58,254

Costs and expenses:
Cost of food and beverage	5,959	5,087	17,317	14,624
Restaurant labor and related benefits	8,843	7,114	24,527	21,640
Occupancy and other restaurant operating expenses	8,127	6,816	23,296	20,896
Operating costs and expenses	22,929	19,017	65,140	57,160
General and administrative	3,073	3,110	8,873	9,164
Depreciation and amortization	885	573	2,311	1,812
Restaurant pre-opening expenses	4	-	5	-
Provision for losses on asset impairments and disposals	-	217	-	241
Closed store costs	12	100	25	196
Lease termination costs	42	62	235	1,317
Loss (gain) on sale of fixed assets	94	-	112	(50)
Total costs and expenses	27,039	23,079	76,701	69,840

Operating loss	(3,522)	(3,870)	(10,827)	(11,586)

Other income (expense):
Interest, net	(228)	(171)	(795)	(410)
Debt issuance and discount amortization	(165)	(164)	(493)	(164)
Other income (expense)	3	57	15	72
Total other expense	(390)	(278)	(1,273)	(502)

Net loss	$(3,912)	$(4,148)	$(12,100)	$(12,088)

Per Share Data:
Loss per share, basic and diluted	$(0.08)	$(0.20)	$(0.28)	$(0.64)

Weighted average shares outstanding basic and diluted:	46,722,660	20,334,567	43,216,165	18,846,038

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 28, 2015 (Unaudited)
(dollars in thousands, except share data)

	Common Stock			Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Deficit	Total

Balance, December 29, 2014	38,410,196	$383	$323,256	59,886	$(1,198)	$(310,070)	$12,371

Issuance of common stock in connection with merger	1,790,993	18	4,647	-	-	-	4,665
Issuance of restricted stock, net	747,722	7	(7)	-	-	-	-
Issuance of common stock in connection with private placement, net of issuance costs of $205	7,160,766	72	15,192	-	-	-	15,264
Stock-based compensation expense	-	-	1,091	-	-	-	1,091
Net loss	-	-	-	-	-	(12,100)	(12,100)

Balance, September 28, 2015 (Unaudited)	48,109,677	$480	$344,179	59,886	$(1,198)	$(322,170)	$21,291

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine-Month Periods Ended September 28, 2015 and September 29, 2014

(dollars in thousands)

	September 28, 2015	September 29, 2014

Cash flows from operating activities:
Net loss	$(12,100)	$(12,088)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,311	1,812
Amortization of debt issuance and debt discount costs	493	164
Loss on sale of fixed assets	112	-
Non-cash portion of asset impairments and disposals	-	336
Provision for (recovery of) bad debts	167	(7)
Provision for uncollectible notes receivable	225	-
Provision for lease terminations reserves	235	1,391
Stock-based compensation expense	1,091	399
Interest expense paid in kind	-	574
Changes in operating assets and liabilities, net of acquisition:
Credit card receivable	(283)	-
Accounts receivable	(134)	(195)
Inventories	(53)	11
Prepaid expenses and other current assets	(217)	734
Other assets	32	-
Accounts payable and accrued expenses	(4,440)	(1,934)
Deferred revenue	(10)	-
Other long-term liabilities	(318)	(2,015)
Net cash used in operating activities	(12,889)	(10,818)

Cash flows from investing activities:
Capital expenditures	(3,564)	(721)
Proceeds from sale of assets	-	50
Cash paid for purchases of stores	(250)	-
Net cash used in investing activities	(3,814)	(671)

Cash flows from financing activities:
Net proceeds from issuance of private placement	15,264	-
Proceeds from the issuance of common stock	-	4,473
Restricted cash	(5,001)	-
Repayment of long-term debt	(6,566)	-
Proceeds from issuance of long-term debt	-	7,500
Proceeds from exercise of stock warrants to purchase common stock	-	11
Issuance of long-term debt and stock warrants	-	(403)
Net cash provided by financing activities	3,697	11,581

Net (decrease) increase in cash and cash equivalents	(13,006)	92
Cash and cash equivalents, beginning of period	21,053	6,021
Cash and cash equivalents, end of period	$8,047	$6,113

Supplemental disclosure of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$82	$211
Interest	$565	$-

Non-cash financing activities:
Issuance of common stock for acquisition	$4,665	$-
Issuance of stock warrants	$-	$1,571

The accompanying notes are an integral part of these consolidated financial statements.

Index
COSI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In our opinion, the consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing financial statements in conformity with U.S. GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could differ from those estimates.

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

The results for the three and nine-month periods ended September 28, 2015 and September 29, 2014, are not indicative of the results for the full year.

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

We believe that our current cash and cash equivalents, expected cash flows from Company-owned restaurant operations, expected franchise fees and royalties, and expected reductions in general and administrative expenses not yet reflected as of September 28, 2015, will be sufficient to fund our cash requirements for working capital needs, the maintenance of our restaurants, and debt payments for the next twelve months.

Our conclusion is based on the Company’s operating results for 2014 and for the first three quarters of 2015, as well as our projected sources of cash from operating results derived from a sensitivity analysis that projects varying levels of consumer demand and controllable uses of cash. In analyzing our uses of cash from capital projects in the first three quarters of 2015, 76% were related to the construction of three Company-owned restaurants, the implementation of a new POS system, and large-scale remodels in select restaurants. We do not anticipate new construction of Company-owned restaurants, material technology implementations, or additional large-scale remodels in 2016. Also, the company expects to effect additional reductions in general and administrative expenses in 2016, as compared to the 2015 expense.

If our Company-owned restaurants do not generate the cash flow levels that we expect, if new franchise restaurants do not open according to expectations, if we do not generate the franchise fees and royalties that we currently expect, or if we experience other unforeseen circumstances, we may have to effect further reductions in general and administrative expenses, seek to sell certain Company-owned locations to franchisees and/or other third parties, or take other actions necessitated by the impact of such unanticipated circumstances.

The consolidated financial statements reflect certain reclassifications of prior year amounts to conform to the classification in the current period. The December 29, 2014 reclassifications include amounts within cash and cash equivalents, credit card receivable, and note receivable on the consolidated balance sheets to conform with current period classifications.  Additionally, the Company also reclassified the previously combined lease termination costs and closed store costs accounts into separate line items on the accompanying consolidated statements of operations. The consolidated statement of cash flows for the nine-months period ended September 29, 2014 reclassed the non-cash portion of the provision for lease termination costs from the change in other long-term operating activities. The reclassifications had no effect on the current or previously reported statement of operations.

Index
Note 2 – Acquisitions

Hearthstone Merger

On April 1, 2015, Cosi, Inc. (the “Company”) completed the previously-announced merger of Hearthstone Associates, LLC (“Associates”) with and into a wholly-owned subsidiary of the Company, with Associates continuing as the surviving entity (the “Merger”).  Upon completion of the Merger, Associates became a wholly-owned subsidiary of the Company, and Hearthstone Partners, LLC (“Partners”), a wholly-owned subsidiary of Associates, became an indirect wholly-owned subsidiary of the Company. As a result of this acquisition, the Company acquired 13 franchise restaurants from Associates and Partners (“Hearthstone”).

On March 31, 2015, in connection with the Membership Agreement, as amended, among the owners of Associates, the Company and Associates entered into Amendment No. 1 to the previously disclosed Election to Cause Merger Agreement, pursuant to which the parties confirmed the allocation of the shares to be issued to the owners of Associates upon completion of the Merger.  As consideration for the Merger, an aggregate of 1,790,993 shares (fair value of approximately $4.7 million at closing) of the Company’s common stock, $.01 par value, were distributed to the owners of Associates. The shares were fully vested upon issuance and were not restricted.  The shares were unregistered when issued and subsequently registered under a registration statement effective June 2, 2015.

In connection with the Merger, and as a condition of obtaining the consent of Partners’ lender, the Company agreed to guaranty the obligations of Partners under certain loan documents previously entered into by Partners with First Franchise Capital Corporation (“Lender”).

The Company accounted for this transaction in accordance with ASC 805, Business Combinations (“ASC 805”), by allocating the purchase price to the assets purchased and liabilities assumed based upon their preliminary estimated fair values as of the date of the acquisition, which were determined in conjunction with an independent third party valuation, as follows:

Accounts Receivable	$348
Inventory	134
Prepaid Expensesand Other Current Assets	226
Property and Equipment	3,857
Intangible Assets	3,100
Goodwill	9,600
Other Long Term assets	154
Total Assets	17,419

Accounts Payable	1,156
Accrued Expenses	777
Long-term Debt	10,821
Total Liabilities	12,754
Purchase Price	$4,665

Index
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

The operations of Heathstone have been included in the Company’s consolidated financial statements from the date of acquisition.

As part of the Merger, the Company entered into an Indemnification and Holdback Agreement with our Chief Executive Officer (“CEO”), who was also the principal owner of Associates. Pursuant to this agreement, the CEO agreed to indemnify the Company for certain matters.

In accordance with the Indemnification and Holdback Agreement, the Company issued but held back a portion of the shares (“Holdback Shares”) which would otherwise have been distributed upon completion of the Merger. The Company held back $0.5 million of shares (based upon the price per share of the Company’s common stock on the completion date of the Merger) relating to a disputed claim against seller at the time of the Merger.  At the time the Merger was completed, the amount of the claim, if any, was unknown.  In accordance with ASC Topic 450, Contingencies (“ASC 450”) the Company evaluated the claim and determined that a loss was not probable and as a result did not record an asset related to the indemnification.   In September 2015, the parties agreed to settle the disputed claim.  The Company has no liability or obligations under the terms of the settlement, and the Holdback Shares have been released.

The Company also issued but held back $0.5 million of shares (based upon the price per share of the Company’s common stock on the completion date of the Merger) relating to the potential for excess accounts payable of Hearthstone at the time of the Merger.  As part of the Merger, the Company acquired all of the accounts payable of Hearthstone and has been indemnified for certain balances.  The Company paid all of the outstanding accounts payable acquired in the Merger. The parties are negotiating in good faith to determine the amount of seller’s liability, if any, relating to excess accounts payable, and the amount of seller’s liability, if any, remains unknown at this time. As of September 28, 2015, the Company has not recorded an indemnification asset due to the uncertainty of the outcome.

Other intangible assets, net, excluding goodwill, are being amortized on a straight-line basis over their estimated lives, and were comprised of the following at September 28, 2015 (in thousands):

Identified Intangible Asset	Estimated Lives Useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Net Favorable Leases	2 to 5 Years	$500	$63	$437
Reacquired Franchise Rights (Old Locations)	4 Years	1,500	187	1,313
Reacquired Franchise Rights (New Locations)	10 years	1,100	55	1,045
		$3,100	$305	$2,795

The unaudited pro forma sales for Cosi as if the Hearthstone Merger occurred on December 31, 2013 was $68.5 million and $69.8 million for the nine-month periods ended September 28, 2015 and September 29, 2014, respectively.  The Company has not disclosed the net loss or net loss per share due to the impractical nature of obtaining that information.

Index
For the three and nine-months periods ended September 28, 2015 approximately $4.5 million and $8.9 million, respectively, of revenue from the franchise restaurants acquired in the Merger, is included in the Company’s consolidated statement of operations.

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

Acquisition of Franchise Location

On August 25, 2015, the Company acquired a franchise restaurant in Columbia, Maryland from CR Restaurant 2, LLC and CR 2 Dobbins LLC for substantially all of the operating assets of  the franchise restaurant pursuant to the terms of an Asset Purchase Agreement (the “Columbia Acquisition”), for total cash consideration of $250,000. The Company incurred acquisition related costs of approximately $20,000 through September 28, 2015, and these costs are included in the general and administrative expense in the accompanying consolidated statement of operations.

	Total	Life (in years)
	(in thousands)
Property and Equipment	$45	N/A
Inventory	8	N/A
Goodwill	197	Indefinite
Total Purchase Price	250

The Columbia Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing August 25, 2015, are included in the Company’s accompanying consolidated statement of operations. Pro forma financial information related to the Columbia Acquisition is not presented as the effect of this acquisition was not material.

Note 3 – Asset Impairments

In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 360, Property, Plant & Equipment (“ASC Topic 360”), the Company evaluates possible impairments at the individual restaurant level periodically and records an impairment loss whenever we determine impairment factors are present. We consider a historical operating performance to be the primary consideration of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term. We also evaluate the recent performance and trends for locations which may potentially be impaired, as well as material changes in facts and circumstances to existing and future operational management capacity, trade area dynamics and other factors. If management determines the current trends or future initiatives will make an impact on the results, we factor this into the calculation. Restaurants are not considered for impairment during the period before they enter the comparable restaurant base, unless specific circumstances warrant otherwise. Lease termination costs of approximately $1.3 million recorded during the nine-months ended September 29, 2014 relate to the closings of ten Company-owned restaurants.  We did not record asset impairment charges during the nine-month period ended September 28, 2015.

Index
Note 4 – Debt

As of September 28, 2015, the Company had the following outstanding borrowing obligations (in thousands):

FFCC Notes	$4,447
New Restaurant Loans	145
MILFAM Note	5,000
AB Note	2,500

Total long-term debt	12,092

Less: current portion	611

Long-term debt before discount	11,481
Amortized debt discount	(823)
Long-term debt, net	$10,658

FFCC Notes

In connection with the Merger of Hearthstone, the Company acquired certain debt obligations known as the FFCC Notes.  The “FFCC Notes” collectively refers to the Secured Promissory Notes dated on or about May 9, 2013, made by Partners, as borrower, in favor of FFCC, as lender, in the original aggregate principal amount of $5.4 million. The FFCC Notes have a term of 60 months, commencing on June 10, 2013, and accrue interest on the outstanding balance at the rate of 5.93%. Payments of principal and interest of $60,000 are due monthly with one balloon payment of $3.2 million due June 10, 2018. Under each of the FFCC Notes, a late fee equal to 10% of the amount past due will be assessed on any late payments, reduced to 5% on any amount paid after the maturity date. The FFCC Notes are secured by all of the assets of the Partners, including, without limitation, the restaurants it operates. The FFCC Notes may be prepaid with a prepayment fee of 1.0% of the outstanding principal balance.

In connection with the Merger, the Company agreed to guaranty the obligations of Partners under the FFCC Notes and the related loan documents (the “Loan Documents”) previously entered into by Partners with FFCC. Additionally, the Company and FFCC entered into a Master Amendment to the Loan Documents modifying and amending certain terms of the Loan Documents. Accordingly, the Company entered into a Guaranty in favor of FFCC (“Guaranty”), pursuant to which the Company placed $5.0 million in a control account as cash collateral to secure the Company’s obligations under the Guaranty, which has been classified as restricted cash on the consolidated balance sheet. At the Company’s written request, but not more often than once in any given twelve (12) month period, the Company may request that FFCC partially release a portion of the cash collateral provided that the principal balance of the cash collateral shall never be less than the aggregate of (i) the outstanding principal balance of the loan, evidenced by the FFCC Notes, plus (ii) an amount equal to (a) all accrued but unpaid interest, fees, costs and expenses, and (b) a reserve in an amount based on an estimated ninety (90) days of interest accrual.  As of September 28, 2015, the Company is in compliance with all covenant requirements and the total amount due on these notes is $4.4 million, of which $488,000 is available for release.

Restaurant Loans

Prior to the Merger, Hearthstone financed the construction of and equipment for a new franchise restaurant which opened in the first quarter of 2015, and these loans are referred to as “Restaurant Loans”.

On April 15, 2015, the Company repaid in full the first Restaurant Loan in the amount of $0.3 million under the Promissory Note dated October 10, 2014 made by Partners, as borrower, in favor of a related third party lender in the principal amount of $0.3 million.  The Company acquired  the loan upon completion of the Merger. The loan accrued interest at the rate of five percent (5%) per annum, and the maturity date of the loan was January 31, 2015. No principal or interest payments were due under the loan until the Maturity Date. Past due principal and interest, to the extent permitted by law, accrued interest at eleven percent (11%).

Index
As of September 28, 2015, the Company has one Restaurant Loan outstanding dated October 8, 2014 made by Partners as borrower with the original principal amount of $0.6 million.   The Company acquired this loan upon completion of the Merger. The loan has a fully earned non-refundable loan fee rate equal to 6.0% of the original principal, or $36,000, matures in November 2015 and is collateralized by certain equipment.  Minimum monthly loan payments ranging from $40,000 - $50,000 are required in accordance with the repayment terms. As of September 28, 2015, the Company is in compliance with all covenant requirements and total amount due on the loan is $0.1 million.

MILFAM Note

On April 14, 2014, the Company entered into a $5.0 million Senior Secured Promissory Note Purchase Agreement with MILFAM II L. P. (the “MILFAM Note”) which includes warrants valued at $1.0 million. In 2015, the Company elected to pay $277,000 in principal payments and $237,000 relating to interest. The note balance is due in full on April 14, 2017.

The debt discount relates to the relative value of the warrants which was approximately $1.0 million on the issuance date. The amortization expense for the three and nine-month periods ended September 28, 2015 for the debt discount amounted to approximately $87,000 and $262,000, respectively. As of September 28, 2015, the balance of the debt discount amounted to approximately $549,000. As of September 28, 2015, the Company is in compliance with all covenant requirements, and the total amount due note is $4.4 million.

AB Notes

On May 20, 2014, the Company entered into a $2.5 million Senior Secured Note Purchase Agreement with AB Opportunity Fund LLC and AB Value Partners, L.P. (the “AB Notes”), which included warrants valued at $0.5 million. In 2015, the Company elected to pay $138,000 in principal payments and $119,000 relating to interest.  The note balance is due in full on May 20, 2017.

The debt discount relates to the relative value of the warrants which was approximately $0.5 million on the issuance date. The amortization expense for the three- and nine-month periods ended September 28, 2015 for the debt discount amounted to approximately $44,000 and $132,000, respectively. As of September 28, 2015, the balance of the debt discount amounted to approximately $274,000.  As of September 28, 2015, the Company is in compliance with all covenant requirements and the total amount due on these notes is $2.2 million.

Repayments of Debt Obligations

“Partner Note 1” was repaid in full by the Company on April 14, 2015 in the amount of $3.3 million and refers to the Term Note dated March 20, 2009, made by Robert J. Dourney, as borrower and (currently the Company's CEO), in favor of a third party lender, in the principal amount of $3.3 million, which was transferred to Associates, as condition of the Merger, immediately prior to the Merger. The Company acquired Partner Note 1 upon completion of the Merger. Partner Note 1 accrued interest at the rate of five percent (5%) per annum, and had a maturity date of March 30, 2016 (the “PN 1 Maturity Date”). Commencing on June 30, 2009, and continuing until the PN 1 Maturity Date, Mr. Dourney agreed to make quarterly payments of accrued interest in arrears at the annual rate of five percent (5%), quarterly principal payments of $30,000 from June 30, 2011, through March 30, 2012, quarterly principal payments of $60,000 from June 30, 2012 through December 30, 2015, and a final balloon payment of the remaining outstanding balance on March 31, 2016. Past due principal and interest, to the extent permitted by law, would accrue interest at twelve percent (12%). Partner Note 1 was secured by all of the assets of Mr. Dourney and was non-assignable without the lender’s consent.

Index
“Private Investor Notes” were repaid in full by the Company on April 6, 2015 in the amount of $2,057,330 and collectively refers to the Promissory Note dated June 1, 2013, made by Partners, as borrower, in favor of a third-party lender, in the principal amount of $1.5 million, and the Promissory Note dated June 1, 2013, made by Partners in favor of another third party lender, in the principal amount of $0.5 million. The Company acquired the Private Investor Notes upon completion of the Merger. The maturity date of the Private Investor Notes was May 31, 2016 (the “PIN Maturity Date”). The Private Investor Notes accrued interest at a rate equal to LIBOR plus eight percent (8%) per annum %. Interest was due to be paid quarterly. No principal payments were due under the Private Investor Notes until the PIN Maturity Date.

On June 3, 2015, the Company repaid in full two capital leases financed by a financial institution in the amount of $103,424.  Total obligations under the capital leases were $131,000 and were collateralized by various pieces of restaurant equipment acquired under those capital leases.  The Company acquired the capital leases upon completion of the Merger.  As of September 28, 2015, the terms of these leases have been satisfied in full.

The scheduled maturities of the Company’s long-term debt are as follows (in thousands):

Fiscal Year Ending:
December 28, 2015	$258
January 2, 2017	473
January 1, 2018	8,002
December 31, 2018	3,359

Total	$12,092

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

Note 6 – Stockholders’ Equity

Stock Purchase Agreement

On April 10, 2015, we entered into a Stock Purchase Agreement (the “2015 Purchase Agreement”) with Trishield Special Situations Master Fund Ltd., which is a fund managed by Trishield Capital Management LLC, a fund managed by Janus Capital Management, LLC (“Janus”), LKCM Micro-Cap Partnership L.P. and LKCM Private Discipline Master Fund, SPC, both of which are managed by Luther King Capital Management, Goose Hill Capital LLC, Bigger Capital Fund, LP, and Kenneth Vaughan (each, a “Purchaser” and collectively, the “Purchasers”), under which the Company sold to the Purchasers, and the Purchasers purchased from the Company, an aggregate of 7,160,766 unregistered shares of the Company’s common stock, par value of $.01 per share, at a purchase price of $2.16 per share, for aggregate gross proceeds of approximately $15.5 million, and issuance costs of $0.2 million (the “2015 Private Placement Transaction”). The closing of the 2015 Private Placement Transaction occurred on April 10, 2015.

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

Concurrently with entering into the 2015 Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement dated April 10, 2015 (“Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement within 30 days, subject to certain delays or extensions of time, covering the shares of the Company’s common stock, acquired by each of the Purchasers, as well as unregistered shares previously acquired one of the Purchasers from the Company in the previously-disclosed private placement transaction closed on August 22, 2014.  These shares covered by the Registration Rights Agreement were registered under a registration statement effective June 2, 2015.

The Company had also granted registration rights to other investors in the Company’s securities that are substantially equivalent to those granted under the Registration Rights Agreement, including the shares issued in 2014 to each of MILFAM and Lloyd I. Miller Trust C, as well as the shares issued on April 1, 2015, to the owners upon completion of the previously-announced Merger. These shares were registered under the registration statement effective June 2, 2015.

The Company had also granted substantially equivalent registration rights to the AB Entities for shares issued in 2014 upon exercise of $.01 warrants that were acquired by the AB Entities in connection with the previously-disclosed Senior Secured Promissory Notes issued by the Company to the AB Entities on May 20, 2014.These shares were sold under an exemption from registration and are not covered by the registration statement effective June 2, 2015.

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

The lease termination costs that we recorded during the three-month period ended September 28, 2015 and September 29, 2014 were not material. The lease termination costs of approximately $0.2 million and $1.3 million that were recorded during the nine-month periods ended September 28, 2015 and September 29, 2014, respectively, relate to the closing of 1 and 10 Company-owned restaurants, respectively.

Note 8 – Stock-Based Compensation Expense

A summary of non-cash, stock-based compensation expense is as follows:

	For the Three-Months Ended		For the Nine-Months Ended
	(in thousands)		(in thousands)
	Sept 28, 2015	Sept 29, 2014	Sept 28, 2015	Sept 29, 2014

Total non-cash, stock-based compensation expense, net of forfeitures	$249	$100	$1,091	$399

As of September 28, 2015, the unrecognized compensation expense related to stock options and restricted shares of stock granted under the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan as amended (the “2005 Plan”) was approximately $1.8 million and will be recognized on a straight-line basis over the remaining vesting period through 2019. On August 26, 2014, the 2005 Plan was replaced by the Amended and Restated Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (“Amended and Restated 2005 Plan”), and all shares of stock issued to employees and directors after August 26, 2014, are to be issued under the Amended and Restated 2005 Plan.

Index
During the three-month period ended September 28, 2015, the Company granted 5,000 shares of restricted common stock to a key employee related to a long term incentive grant, of which 2,500 shares are time-vested and 2,500 shares are market-based. The vesting of these grants occur as follows:

i) 50% of the grant will vest over time at the rate of 25% per year on the anniversary of the grant date, and (ii) 50% of the grant will vest at the rate of 25% on the first day on which the closing price per share of the Company's common stock exceeds, for 30 consecutive days, specific price targets of $3.50, $4.00, $4.50, and $5.00, provided the employee remains employed by the Company through each vesting date.

The value of the shares for the grants made during the three-month period ended September 28, 2015, based on the closing price of our common stock per share on the date of grant, was approximately $7,000.

During the three-month period ended September 29, 2014, the Company granted 170,000 shares of restricted common stock to key employees. Including existing and newly hired-hired employees, related to long term incentive grants of which 85,000 shares are time-vested and 85,000 shares are market-based. These shares will vest as follows:

 i) 50% of each grant will vest over time at the rate of 25% per year on the anniversary of the grant date, and (ii) 50% of each grant will vest at the rate of 25% on the first day on which the closing price per share of the Company's common stock exceeds, for 30 consecutive days, specific price targets of $2.00, $2.50, $3.00, and $4.00, provided the employee remains employed by the Company through each vesting date. On February 19, 2015, the Company met the first market condition of $2.00 and vested 25% of the market-based shares and on April 21, 2015, the Company met the second market condition and vested another 25% of the granted 50% of restricted stock.

The value of the shares for the grants made during the three-month period ended September 29, 2014, based on the closing price of our common stock on the date of the grants, was approximately $200,000.

During the nine-month period ended September 28, 2015, the Company granted 767,712 shares of restricted common stock to key employees related to bonus, long term incentive and new employee grants. The Company issued bonus grants of 258,302 shares, of which 50% immediately vested on the issuance date and 50% vests on March 1, 2016, provided that the employee remains continuously employed as of the vesting date.  Long term incentive grants of 279,412 shares were issued of which 139,706 shares are time-vested and 139,706 shares are market-based. New employee grants of 230,000 shares were issued of which 115,000 shares are time-vested and 115,000 shares are market-based. The vesting for long term incentive and new employee grants occurs as follows.

i) 50% of each grant will vest over time at the rate of 25% per year on the anniversary of the grant date, and (ii) 50% of each grant will vest at the rate of 25% on the first day on which the closing price per share of the Company's common stock exceeds, for 30 consecutive days, specific price targets of $3.50, $4.00, $4.50, and $5.00, provided the employee remains employed by the Company through each vesting date.

The value of the shares for the grants made during the nine-month period ended September 28, 2015, based on the closing price per share of our common stock on the date of grant, was approximately $1.7 million.

During the nine-month period ended September 29, 2014, we granted 1,374,064 shares of restricted common stock to key employees, including grants to new employees.  The vesting of 200,000 of these shares occurs as follows: (i) 50% of the shares vested on the grant date and (ii) the remaining 50% vests in four equal quarterly installments through March 2015 provided the employee remained employed by the Company through each vesting date; and 75,000 of these shares were forfeited on August 26, 2014, when the employee ceased to be employed by the Company.

Index
The vesting of the remaining 1,174,064 shares occurs as follows: i) 50% of each grant will vest over time at the rate of 25% per year on the anniversary of the grant date, and (ii) 50% of each grant will vest at the rate of 25% on the first day on which the closing price per share of the Company's common stock exceeds, for 30 consecutive days, specific price targets of $2.00, $2.50, $3.00, and $4.00, provided the employee remains employed by the Company through each vesting date. On February 19, 2015, the Company met the first market condition of $2.00 and vested 25% of the market-based shares and on April 21, 2015, the Company met the second market condition and vested another 25% of the market-based shares.

In the nine-month periods ended September 28, 2015, we issued 111,285 shares of our restricted common stock to members of the Board of Directors under the Amended and Restated 2005 Plan and pursuant to the Non-Employee Directors Stock Incentive Plan.  We did not issue any Board of Director grants in the three-month period ended September 28, 2015.

In the three and nine-month periods ended September 29, 2014, we issued 74,850 and 76,601 shares, respectively, of our restricted common stock to members of the Board of Directors under the 2005 Plan and pursuant to the Non-Employee Directors Stock Incentive Plan.  These shares, which vest upon issuance, had an aggregate value of approximately $0.1 million in both the three-and nine-month periods ended September 29, 2014.

During the nine-month periods ended September 28, 2015, 131,300 shares of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price per share of our common stock on the grant dates, was approximately $0.2 million.  We did not have any forfeited shares during the three-months period ended September 28, 2015.

During the three- and nine-month periods ended September 29, 2014, 77,475 and 77,575 shares, respectively, of previously issued restricted common stock were forfeited. The value of the forfeited shares, based on the closing price per share of our common stock on the grant dates, was immaterial in the three- and nine-month periods ended September 29, 2014.

The table below summarizes the Company’s restricted stock activity for the nine-months period ended September 28, 2015:

	Shares	Weighted Average Grant Date Fair Value

Unvested Restricted Common Stock as of December 29, 2014	1,317,515	$1.10
Granted	879,022	2.22
Vested	(754,448)	1.32
Forfeited	(131,300)	1.22
Unvested Restricted Common Stock as of September 28, 2015	1,310,789	$1.62

The aggregate intrinsic value of restricted stock awards is calculated as the positive difference between the prices paid, if any, of the restricted stock awards and the fair value of the Company’s common stock. As of September 28, 2015, the aggregate intrinsic value of non-vested restricted stock awards was approximately $1.3 million.

Note 9 – Income Taxes

We have recorded a full valuation allowance to reduce our deferred tax assets that relate primarily to net operating loss (“NOL”) carryforwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carryforwards based on the Company’s operating results.

Index
As of December 29, 2014, we had NOL carryforwards of approximately $243.0 million for U.S. federal income tax purposes. Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income. An ownership change would occur if the aggregate stock ownership of holders of at least 5% of our stock increases by more than 50 percentage points over the preceding three year period. During the three-month period ended September 28, 2015, the Company completed its analysis of the Company’s changes in ownership study. The study concluded that a change in ownership, as defined by the Internal Revenue Code Section 382, occurred on August 22, 2014 upon the issuance of stock to a new investor and an existing shareholder. The Company’s annual limitation as a result of this ownership change is approximately $1.1 million.  Approximately $215 million of the Company’s federal net operating losses will expire unused due to this annual limitation.  These NOLs are included in the gross amount reported above.

Note 10 – Net Loss Per Share

The Company considered ASC 260-10, Earnings per Share, (“ASC 260-10”), which requires the presentation of both basic and diluted earnings per share in the consolidated statements of operations. The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and, if there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

The Company’s potentially dilutive shares of common stock would be excluded from the diluted weighted-average number of shares of common stock outstanding as their inclusion in the computation would be anti-dilutive due to net losses. For the three-months periods ended September 28, 2015 and September 29, 2014, there were 5,000 and 170,000 shares, respectively of unvested restricted stock awards excluded from the weighted average number of shares of common stock outstanding.  For the nine-months periods ended September 28, 2015 and September 29, 2014, there were 1,310,789 and 1,175,064 shares, respectively of unvested restricted stock awards excluded from the weighted average number of shares of common stock outstanding. For the nine-months periods ended September 28, 2015 and September 29, 2014 there were 2,500 and 3,750, respectively of out-of-the-money stock options outstanding which are excluded from the weighted average number of shares of common stock outstanding. In addition, as of September 29, 2014, there were 550,000 outstanding warrants to purchase shares of common stock.  The unvested restricted shares and the outstanding stock options meet the requirements for participating securities, but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive.

Index
	For the Three-Months Ended September 28 and September 29		For the Nine-Months Ended September 28 and September 29
	(net loss in thousands)		(net loss in thousands)
	2015	2014	2015	2014

Net loss attributable to Cosi, Inc.	$(3,912)	$(4,148)	$(12,100)	(12,088)

Net loss per share attributable to Cosi, Inc.
Basic and diluted	$(0.08)	$(0.20)	$(0.28)	$(0.64)
Weighed average number of shares outstanding, basic and diluted	46,722,660	20,334,567	43,216,165	18,846,038

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

The carrying value of the Company's cash and cash equivalents, other current assets, accounts payable, debt, and other long-term assets approximate fair value.

During the three and nine-month periods ended September 28, 2015, the Company did not have any financial assets or liabilities measured on a recurring or non-recurring basis.

During the three and nine-month periods ended September 29, 2014, the Company’s 1,650,000 stock warrants were carried at their fair value of approximately $2.0 million based on the Black-Scholes model. Inputs into the warrant valuation include expected life of warrants, risk-free interest rates, and stock volatility. As all significant inputs are market-based and observable, warrants are categorized in Level 2 of the fair value hierarchy. All warrants were exercised during the fourth quarter of fiscal year 2014.

Index
Note 12 – Related Party

As a result of the Merger, the Company had the following related party transactions between the Chief Executive Officer and the Vice President of Development that occurred during the three and nine-months ended September 28, 2015.

On April 15, 2015, the Company repaid a Promissory Note in the amount of $0.3 million dated October 10, 2014 to Hearthstone’s Chief Financial Officer, who is now the Vice President of Development of Cosi. The Company acquired the Promissory Note upon completion of the Merger. The Promissory Note accrued interest at the rate of five percent (5%) per annum, and the maturity date of the loan was January 31, 2015. No principal or interest payments were due under the Promissory Note until the Maturity Date. Past due principal and interest, to the extent permitted by law, accrued interest at eleven percent (11%).

On April 1, 2015, the Company repaid an accounts payable balance in the amount of $0.2 million to the Company’s Chief Executive Officer, who had infused the capital into Associates on March 31, 2015 to cover vendor payables. This liability was directly assumed by the Company in connection with the Merger.

On April 1, 2015, the Company entered into an Indemnification and Holdback Agreement with our Chief Executive Officer (“CEO”), who  was also the principal owner of Associates. Pursuant to this agreement, the CEO agreed to indemnify the Company for certain matters.

In accordance with the Indemnification and Holdback Agreement, the Company issued but held back a portion of the shares (“Holdback Shares”) which would otherwise have been distributed upon completion of the Merger. The Company has held back $0.5 million of shares (based upon the price per share of the Company’s commons stock on the completion date of the Merger) relating to a disputed claim against seller.  At the time the Merger was completed, the amount of the claim, if any, was unknown.   In accordance with ASC Topic 450, Contingencies (“ASC 450”) the Company evaluated the claim and determined that a loss was not probable and as a result did not record an asset related to the indemnification.  In September 2015, the parties agreed to settle the disputed claim.  The Company has no liability or obligations under the terms of the settlement, and the Holdback Shares have been released.

The Company has also issued but held back $0.5 million of shares (based upon the price per share of the Company’s common stock on the completion date of the Merger) relating to excess accounts payable of Hearthstone at the completion of the Merger.  As part of the Merger the Company, on a consolidated basis, acquired all of the accounts payable of Hearthstone and has been indemnified for certain balances.  The Company paid all of the outstanding accounts payable acquired in the Merger.  The parties are continuing to negotiate in good faith to determine the amount of seller’s liability, if any, relating to excess accounts payable, and the amount of seller’s liability, if any, remains unknown at this time. As of September 28, 2015, the Company has not recorded an indemnification asset due to the uncertainty of the potential claim.

Note 13 – Subsequent Events

The Company evaluated subsequent events occurring after our consolidated  balance sheet date, September 28, 2015 through the date the consolidated financial statements were issued and concluded that there were no events requiring recognition or disclosure in the consolidated financial statements.

Index
Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine-month periods ended September 28, 2015 and September 29, 2014, respectively should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2014 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.

OVERVIEW
At the heart of every Cosi® restaurant is an open-flame stone-hearth oven where the Così® signature flatbread is made from scratch throughout the day.  The flatbread is made from a generations-old recipe and is part of many Così® favorites. Our menu items are made using fresh ingredients and distinctive sauces and spreads to create edgy flavors.  Our restaurants offer made-to-order sandwiches, hand-tossed salads, bowls, breakfast wraps, melts, all-natural soups, signature Squagels®, artisan flatbread pizzas, S’mores, snacks and other desserts.  Guests can also enjoy handcrafted beverages, a variety of coffees and coffee-based and specialty beverages, and alcoholic beverages at some locations. Our restaurants offer lunch and afternoon coffee in a counter-service format, with most locations offering breakfast and/or dinner, snack and dessert menus as well.

System wide restaurants:

	For the Three-Month Period Ended
	September 28, 2015			September 29, 2014
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	78	32	110	66	48	114
Franchise-owned converted to Company-owned	1	1	-	1	1	-
New restaurants opened	-	1	1	-	-	-
Restaurants permanently closed	-	2	2	4	-	4
Restaurants at end of period	79	30	109	63	47	110

	For the Nine-Month Period Ended
	September 28, 2015			September 29, 2014
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	64	47	111	70	52	122
Franchise-owned converted to Company-owned	17	17	-	3	3	-
New restaurants opened	-	4	4	-	-	-
Restaurants permanently closed	2	4	6	10	2	12
Restaurants at end of period	79	30	109	63	47	110

As of September 28, 2015, there were 79 Company-owned and 30 franchise-owned restaurants operating in 15 states, the District of Columbia, the United Arab Emirates (UAE), and Costa Rica. The Company did not open any new restaurants in the three and nine-month period ended September 28, 2015.  During the three-months period ended September 28, 2015, the Company opened 1 franchised restaurant in Washington, D.C.  For the nine-months period ended September 28, 2015, the Company opened 4 franchised restaurants in Virginia, Massachusetts, Washington, D.C and Costa Rica. During the nine-month period ended September 28, 2015, the Company closed 2 Company-owned and 4 franchised restaurants, respectively.

Index
We are currently eligible to offer franchises in 47 states and the District of Columbia. We offer franchises to area developers and individual franchise operators. The standard franchise fee, payable to us, for both an area developer and an individual franchise operator, are $40,000 for the first restaurant and $35,000 for each additional restaurant.

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

We believe that incorporating a franchising and area developer model into our strategy will position us to maximize the market potential for the Cosi® brand and concept consistent with our available capital.

We also continue to explore strategic opportunities with our Cosi Pronto® (our grab-and-go concept) and full-service concepts in educational establishments, airports, train stations and other public venues that meet our operating and financial criteria.

Recent Developments

Merger with Hearthstone Associates, LLC

On April 1, 2015, we completed the previously-announced merger of Hearthstone Associates, LLC with and into a wholly-owned subsidiary of the Company, with Hearthstone Associates continuing as the surviving entity, which is referred to as the Merger.  Upon completion of the Merger, Hearthstone Associates became a wholly-owned subsidiary of the Company, and Hearthstone Partners, LLC, a wholly-owned subsidiary of Hearthstone Associates, became an indirect subsidiary of the Company.

Private Placement

On April 10, 2015, we entered into a Stock Purchase Agreement, under which the Company sold to the purchasers, and the purchasers purchased from the Company, an aggregate of 7,160,766 unregistered shares of the Company’s common stock, par value of $.01 per share, at a purchase price of $2.16 per share, for aggregate gross proceeds of approximately $15.6 million.

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

Gift Card Sales: We offer our customers the opportunity to purchase gift cards at our restaurants and through our website. Customers can purchase these cards at varying dollar amounts. At the time of purchase by the customer, we record a gift card liability for the face value of the gift card purchased. We recognize the revenue and reduce the gift card liability when the gift card is redeemed. Gift card breakage is followed in accordance with the unclaimed property laws under the state of Delaware.

Index
Comparable Restaurant Sales

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during that period. We also remove restaurants that have been closed and relocated from the comparable restaurant base and treat the new location as a non-comparable location until it meets the definition of a comparable unit. As of September 28, 2015 and September 29, 2014, there were 59 restaurants in our comparable restaurant base, respectively for both years.

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

General and Administrative Expenses. General and administrative expenses include all corporate and administrative functions that support our restaurants and provide an infrastructure to operate our business. Components of these expenses include executive management costs, supervisory and staff salaries, non-field stock-based compensation expense, non-field bonuses and related taxes and employee benefits, travel, information systems, training, support center rent and related occupancy costs, and professional and consulting fees. The salaries, bonuses and employee benefits costs included as general and administrative expenses are generally more fixed in nature and do not vary directly with the number of restaurants we operate. Stock-based compensation expense includes the charges related to recognizing the fair value of stock options and restricted stock as compensation for awards to certain key employees and non-employee directors, except for the costs related to stock-based compensation for restaurant employees, which are included in restaurant labor and related benefits. General and administrative expenses also include other non-infrastructure related expenses and reserves such as bad debt expense.

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

Critical Accounting Policies

Our discussion and analysis of our consolidated financial condition and results of operations is based upon the consolidated financial statements and notes to the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during the three and nine-month periods ended September 28, 2015.

Index
Long Lived Assets: Financial Accounting Standards Board Accounting Standards Codification Topic 360 Property, Plant, & Equipment (“ASC Topic 360”) requires management judgments regarding the future operating and disposition plans for marginally-performing assets, and estimates of expected realizable values for assets to be sold. The application of this standard has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level periodically and record an impairment loss whenever we determine impairment factors are present. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term. We also evaluate the recent performance and trends for locations which may potentially be impaired. If management determines the current trends or initiatives will make an impact on the results we factor this into the calculation. Restaurants are not considered for impairment during the period before they enter the comparable restaurant base, unless specific circumstances warrant otherwise. Given the nature of the turnaround, specifically the dynamic nature of our initiatives and in some cases the introduction of corrective action plans over the course of the year, we closely monitor the performance of these restaurants against the expected future financial results accordingly. Once a conclusive trend is reasonably identified, projections are revised as appropriate. We expect more conclusive performance trends, depending on the timing of each initiative as we move into the 2015 fourth quarter through the 2016 second quarter.

Business Combinations: In accordance with ASC 805-10, Business Combinations (“ASC 805-10”), we use the purchase method of accounting for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria if an intangible asset does not arise from contractual or other legal rights, it shall be recognized as an asset apart from goodwill only if it is separable, that is, it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

Goodwill: In accordance with ASC Topic 350, Goodwill and Other Intangible Assets (“ASC Topic 350”), goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to the reporting units that are expected to benefit from the synergies of the combination as of the acquisitions date. Under this standard, goodwill is not amortized.  Goodwill impairment testing involves a two-step process. The Company first compares the fair value of the reporting unit to its respective carrying amount, including goodwill, to assess whether potential goodwill impairment exists. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the reporting unit’s carrying amount exceeds its fair value, the Company would perform the second step of the goodwill impairment test to measure the potential impairment loss amount by comparing the implied fair value of goodwill with its carrying amount. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of its assets and liabilities and assigning the excess amount to goodwill. If the implied fair value of goodwill is less than its carrying amount, an, impairment loss is recognized for difference between the carrying amount of goodwill and its implied fair value.

We review goodwill at the reporting unit level on an annual basis, or more frequently if events and circumstances indicate that the asset might be impaired. The Company has concluded that although individual company stores qualify as individual operating components, the Company meets the criteria within ASC 350-20-35-1 and aggregates components into a single reporting unit. We determined the components can be aggregated due to the similar economic characteristics of each store. As of September 28, 2015 the Company determined there were not triggering events that would require the Company to perform an interim impairment assessment.

Index
Indefinite Intangible Assets: In accordance with ASC Topic 350, other indefinite intangible assets are not amortized.  On an annual basis or more frequently if events and circumstances indicate that the asset might be impaired, ASC Topic 350 requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. We recognize an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. As of September 28, 2015 the Company determined there were no triggering events that would require the Company to perform an interim impairment assessment.

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

Accounting for Lease Obligations: In accordance with ASC 840-10-25 Leases (“ASC 840-10-25”), we recognize rent expense on a straight-line basis over the lease term commencing on the date we take possession. We include any rent escalations, rent abatements during the construction period and any other rent holidays in our straight-line rent expense calculation.

Landlord Allowances: In accordance with ASC 840-10-25, we record landlord allowances as deferred rent in other long-term liabilities on our consolidated balance sheets and amortize them on a straight-line basis over the term of the related leases.

Stock-Based Compensation Expense: In accordance with ASC 718-10-25 Compensation – Stock Compensation, which requires employee stock based payments to be accounted for under the fair value method. Under this method, the Company is required to record compensation cost based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods. The Company uses the straight-line amortization method for recognizing stock-based compensation expense.  We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant.

Income Taxes:  In accordance with ASC 740, Accounting for Income Taxes, we have recorded a full valuation allowance to reduce our deferred tax assets that relate primarily to net operating loss carry-forwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carry-forwards based on the Company’s operating results. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets.

Recently Issued Accounting Standards

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). This standard update is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current U.S. GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. The amendments in ASU 2015-02 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The adoption of ASU 2015-02 is not expected to have an impact on the Company’s consolidated financial statements.

Index
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. The Company is still assessing the impact of the required reclassification of its debt issuance costs from assets to a direct deduction from the related debt liability on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015, although early adoption is permitted. The Company is still assessing whether the adoption of ASU 2015-16 will have a significant impact on its consolidated financial statements.

Index
RESULTS OF OPERATIONS

Our operating results for the three and nine-month periods ended September 28, 2015, and September 29, 2014, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended		Nine Months Ended
	Sept 28, 2015	Sept 29, 2014	Sept 28, 2015	Sept 29, 2014

Revenues:
Restaurant net sales	98.3%	96.7%	97.7%	96.7
Franchise fees and royalties	1.7	3.3	2.3	3.3
Total revenues	100.0	100.0	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	25.8	27.4	26.9	26.0
Restaurant labor and related benefits (1)	38.3	38.3	38.1	38.4
Occupancy and other restaurant operating expenses (1)	35.2	36.7	36.2	37.1
	99.3	102.4	101.2	101.5
General and administrative expenses	13.1	16.2	13.5	15.7
Depreciation and amortization	3.8	3.0	3.5	3.1
Restaurant pre-opening expenses	-	-	-	-
Provision for losses on asset impairments and disposals	-	1.1	-	0.4
Closed store costs expense	0.1	0.6	-	0.4
Lease termination expense	0.2	0.3	0.4	2.3
Loss (gain) on sale of fixed assets	0.4	-	0.2	(0.1)
Total costs and expenses	115.0	120.1	116.4	119.9
Operating loss	(15.0)	(20.1)	(16.4)	(19.9)
Other income (expense)
Interest, net	(1.0)	(0.9)	(1.2)	(0.7)
Misc income	-	-	-	-
Debt issuance amortization	(0.7)	(0.8)	(0.7)	(0.3)
Other income (expense)	-	0.3	-	0.1
Total other income (expense)	(1.7)	(1.4)	(1.9)	(0.9)
Net loss	(16.6)%	(21.5)%	(18.4)%	(20.8)

(1)	Expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues.

Restaurant Net Sales

	Restaurant Net Sales

	(in thousands)	as a % of total revenues
Three-months ended Sept 28, 2015	$23,113	98.3%
Three-months ended Sept 29, 2014	$18,574	96.7%

	(in thousands)	as a % of total revenues
Nine-months ended Sept 28, 2015	$64,347	97.7%
Nine-months ended Sept 29, 2014	$56,309	96.7%

Restaurant net sales: In the three month period ended September 28, 2015, restaurant net sales increased 24.4%, or approximately $4.5 million, in the 2015 third quarter, as compared to the three month period ended September 29, 2014. This increase was the result of incremental net sales of $4.5 million from the 13 Hearthstone restaurants added to the corporate portfolio, and an increase of $1.0 million from the non-comparable restaurant base, offset by net sales decreases of $1.0 million from closed restaurants, and a decrease in comparable restaurant sales of 0.3%, which did not have a measurable impact when measured in dollars. The percentage decrease in comparable restaurant net sales for the three month period ended September 28, 2015, was the resultof a 5.5% increase in average check and a 5.8% decrease in transactions.

Index
In the nine-month period ended September 28, 2015, restaurant net sales increased 14.3%, or approximately $8.0 million, as compared to the nine-month period ended September 29, 2014. This increase was the result of incremental net sales of $8.9 million from the 13 Hearthstone restaurants added to the corporate portfolio, $0.5 million from the comparable restaurant base and $2.3 million from the non-comparable restaurant base, offset by net sales decreases of $3.8 million from closed restaurants prior to the nine-month period ended September 29, 2014. The increase in comparable restaurant net sales for the nine-months period ended September 28, 2015, was the result of an 8.2% increase in average check and a 9.2% increase in transactions.

Franchise Fees and Royalties

	Franchise Fees and Royalties

	(in thousands)	as a % of total revenues
Three-months ended Sept 28, 2015	$404	1.7%
Three-months ended Sept 29, 2014	$635	3.3%

	(in thousands)	as a % of total revenues
Nine-months ended Sept 28, 2015	$1,527	2.3%
Nine-months ended Sept 29, 2014	$1,945	3.3%

Franchise fees and royalties: Franchise fees and royalties during the three-month period ended September 28, 2015 decreased 36.4% or $0.23 million compared to the same period last year due to the transfer of 1 franchise restaurant, the acquisition of 13 Hearthstone franchise restaurants, and the closure of 2 franchise restaurants, partially offset by the opening of 1 franchise restaurant.

Franchise fees and royalties during the nine-month period ended September 28, 2015 decreased 21.5% or $0.42 million compared to the same period last year due to the transfer of 4 franchise restaurants and the merger of 13 Hearthstone franchise restaurants added to the Company portfolio, partially offset by the opening of 4 new franchise restaurants.

Costs and Expenses

	Cost of Food and Beverage

	(in thousands)	as a % of restaurant net sales
Three-months ended Sept 28, 2015	$5,959	25.8%
Three-months ended Sept 29, 2014	$5,087	27.4%

	(in thousands)	as a % of restaurant net sales
Nine-months ended Sept 28, 2015	$17,317	26.9%
Nine-months ended Sept 29, 2014	$14,624	26.0%

Index
Cost of food and beverage: Cost of food and beverages, as a percentage of restaurant net sales, for the 2015 third quarter, decreased by 1.6% when compared to the same period last year. This decrease was primarily the result of operational improvements and stability in the costs of certain contracted commodities. For the nine months ended September 28, 2015 costs remained 0.9% higher than the same period last year due to higher costs associated with beef, eggs, and produce, as well as improvements in the quality of raw materials in the earlier part of 2015, slightly offset by pricing and purchasing initiatives.

	Restaurant Labor and Related Benefits

	(in thousands)	as a % of restaurant net sales
Three-months ended Sept 28, 2015	$8,843	38.3%
Three-months ended Sept 29, 2014	$7,114	38.3%

	(in thousands)	as a % of restaurant net sales
Nine-months ended Sept 28, 2015	$24,527	38.1%
Nine-months ended Sept 29, 2014	$21,640	38.4%

Restaurant labor and related benefits: Restaurant labor and related benefits, as a percentage of restaurant net sales, for the 2015 third quarter remained flat when compared to the same period last year, due to the investment in staffing and training required to drive future efficiencies, productivity, and overall guest experience. For the nine months period ended September 28, 2015 costs decreased 0.3% versus the same period last year due to the lower cost of medical insurance related benefits and efficiencies generated by the prior phase of operational initiatives, offset by the aforementioned investments in training.

	Occupancy and Other Restaurant Operating Expenses

	(in thousands)	as a % of restaurant net sales
Three-months ended Sept 28, 2015	$8,127	35.2%
Three-months ended Sept 29, 2014	$6,816	36.7%

	(in thousands)	as a % of restaurant net sales
Nine-months ended Sept 28, 2015	$23,296	36.2%
Nine-months ended Sept 29, 2014	$20,896	37.1%

Occupancy and other restaurant operating expenses: Occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, for the three and nine-month periods ended September 28, 2015, decreased 1.5% and 0.9% respectively, compared to the same periods last year.  The decrease is a result of newly acquired restaurants with higher sales volumes and lower fixed costs.

Index
	General and Administrative Expenses

	(in thousands)	as a % of total revenues
Three-months ended Sept 28, 2015	$3,073	13.1%
Three-months ended Sept 29, 2014	$3,110	16.2%

	(in thousands)	as a % of total revenues
Nine-months ended Sept 28, 2015	$8,873	13.5%
Nine-months ended Sept 29, 2014	$9,164	15.7%

General and administrative expenses: The Company reduced its general and administrative expenses in the three month period ended September 28, 2015, by $0.04 million when compared to the three month period ended September 29, 2014.  This decrease is the net savings of $0.3 million reduction in operating expenses offset by an increase in non-cash expenses related to executive stock compensation of $0.3 million. For the nine-month period ended September 29, 2015 costs decreased by $0.3 million primarily as a result of savings generated by the relocation of the corporate headquarters from Chicago, Illinois to a smaller space in Boston, Massachusetts, and the aforementioned savings in overhead expenses in the third quarter of 2015, mostly offset by non-recurring costs associated with the turnover in the Chief Financial Officer role, the legal and professional costs associated with the Merger of Hearthstone Associates, and the non-cash costs related to executive stock compensation and bad debt reserves related to notes receivable.

	Depreciation and Amortization

	(in thousands)	as a % of total revenues
Three-months ended Sept 28, 2015	$885	3.8%
Three-months ended Sept 29, 2014	$573	3.0%

	(in thousands)	as a % of total revenues
Nine-months ended Sept 28, 2015	$2,311	3.5%
Nine-months ended Sept 29, 2014	$1,812	3.1%

Depreciation and amortization: The depreciation and amortization expense, as a percentage of total revenues, in the three and nine-month periods ended September 28, 2015 increased by 0.8% and 0.4% respectively, compared to the same period last year.  The increase is due the amortization related to intangible assets as well as a higher depreciation of assets as a result of the Merger.

	Provision for Losses on Asset Impairments and Disposals

	(in thousands)	as a % of total revenues
Three-months ended Sept 28, 2015	$-	0.0%
Three-months ended Sept 29, 2014	$217	1.1%

	(in thousands)	as a % of total revenues
Nine-months ended Sept 28, 2015	$-	0.0%
Nine-months ended Sept 29, 2014	$241	0.4%

Index
Provision for losses on asset impairments and disposals: In the three and nine-month period ended September 29, 2014, a provision of approximately $0.2 million related to the disposals of assets at 10 Company-owned restaurants at the termination of their leases was recorded. There were no impairments  recorded in the three and nine-month periods ended September 28, 2015. Given the nature of the turnaround, specifically the dynamic nature of our initiatives and in some cases the introduction of corrective action plans over the course of the year, we closely monitor the performance of these restaurants against the expected future financial results accordingly. Once a conclusive trend is reasonably identified, projections are revised as appropriate. We expect more conclusive performance trends, depending on the timing of each initiative as we move into the 2015 fourth quarter through the 2016 second quarter.

	Closed Store Costs Expense (Income)

	(in thousands)	as a % of total revenues
Three-months ended Sept 28, 2015	$12	0.1%
Three-months ended Sept 29, 2014	$100	0.6%

	(in thousands)	as a % of total revenues
Nine-months ended Sept 28, 2015	$25	0.0%
Nine-months ended Sept 29, 2014	$196	0.4%

Closed store costs expense (income): In the three and nine-month periods ended September 28, 2015,  closed store costs related to the closing of two Company-owned restaurants were incurred, offset by a favorable lease adjustment related to the straight line rent for one of the closed restaurants.  In the three- and nine-month periods ended September 29, 2014, closed store costs of approximately $0.1 million and $0.2 million were incurred respectively, related to the closing of 4 and 10 Company-owned restaurants respectively, resulting from the ongoing assessment and optimization of our restaurant portfolio.

	Lease Termination Expense (Income)

	(in thousands)	as a % of total revenues
Three-months ended Sept 28, 2015	$42	0.2%
Three-months ended Sept 29, 2014	$62	0.3%

	(in thousands)	as a % of total revenues
Nine-months ended Sept 28, 2015	$235	0.4%
Nine-months ended Sept 29, 2014	$1,317	2.3%

Lease termination costs: Lease termination costs in the three and nine-month periods ended September 28, 2015, were related to rent payments from an underperforming closed location in dispute with the landlord over the early termination of the lease and a settlement payment to resolve litigation with a former landlord. In the three and nine-month periods ended September 29, 2014, lease termination costs of approximately $0.1 million and $1.3 million related to the closing of 4 and 10 Company-owned restaurants were incurred, respectively, due to the continued assessment and optimization of our restaurant portfolio.

Index
	Loss (Gain) on Sale of Assets

	(in thousands)	as a % of total revenues
Three-months ended Sept 28, 2015	$94	0.4%
Three-months ended Sept 29, 2014	$-	0.0%

	(in thousands)	as a % of total revenues
Nine-months ended Sept 28, 2015	112	0.2%
Nine-months ended Sept 29, 2014	$(50)	-0.1%

Loss (Gain) on Sale of Assets:  The loss on sale of assets in the three and nine-month periods ended September 28, 2015 is related to the disposal of assets.  The gain on sale of assets in the nine-month period ended of September 29, 2014 is related to the sale of one liquor license.

	Interest, net
	(in thousands)	as a % of total revenues
Three-months ended Sept 28, 2015	$(228)	-1.0%
Three-months ended Sept 29, 2014	$(171)	-0.9%

	(in thousands)	as a % of total revenues
Nine-months ended Sept 28, 2015	$(795)	-1.2%
Nine-months ended Sept 29, 2014	$(410)	-0.7%

Interest: Net interest in the three- and nine-month periods ended September 28, 2015, increased by approximately $0.1 million and $0.4 million respectively, compared to the same period last year. The increase relates to interest on the senior secured promissory notes issued during fiscal 2014, as well as debt acquired upon completion of the Merger, which occurred on April 1, 2015.

	Debt issuance and discount amortization expense
	(in thousands)	as a % of total revenues
Three-months ended Sept 28, 2015	$(165)	-0.7%
Three-months ended Sept 29, 2014	$(164)	-0.9%

	(in thousands)	as a % of total revenues
Nine-months ended Sept 28, 2015	$(493)	-0.7%
Nine-months ended Sept 29, 2014	$(164)	-0.3%

Debt issuance and discount amortization expense: Debt issuance and discount amortization expense in the three and nine-month periods ended September 28, 2015, is related to amortization associated with the discount on the senior secured promissory notes issued during fiscal 2014.

Index
LIQUIDITY AND CAPITAL RESOURCES

On April 1, 2015, upon completion of the Merger, we acquired, through Associates and Partners approximately $11.0 million of indebtedness (“Indebtedness”).  As a condition of obtaining the consent to the Merger of Partners’ lender, the Company agreed to certain amendments to, and to guaranty the obligations of Partners under, those certain loan documents (the “Loan Documents”) previously entered into by Partners with First Franchise Capital Corporation (“FFCC”), as previously disclosed in the Company’s filings with the SEC Pursuant to the Guaranty in favor of FFCC, the Company placed $5.0 million in a control account as cash collateral to secure the Company’s obligations under the Guaranty, which has been classified as restricted cash on the consolidated balance sheet. Approximately $5.8 million of the Indebtedness was paid off shortly following the closing of the merger.

On April 10, 2015, we entered into a Stock Purchase Agreement with Trishield Special Situations Master Fund Ltd., which is managed by Trishield Capital Management LLC, a fund managed by Janus Capital Management, LLC (“Janus”), LKCM Micro-Cap Partnership L.P. and LKCM Private Discipline Master Fund, SPC, both of which are managed by Luther King Capital Management, Goose Hill Capital LLC, Bigger Capital Fund, LP, and Kenneth Vaughan (collectively, the “Purchasers”), under which the Company sold to the Purchasers, and the Purchasers purchased from the Company, an aggregate of 7,160,766 unregistered shares of the Company’s common stock, par value of $.01 per share, at a purchase price of $2.16 per share, for aggregate gross proceeds of $15.5 million (the “2015 Private Placement Transaction”), and costs of $0.2 million. The closing of the 2015 Private Placement transaction occurred on April 10, 2015.

Cash and cash equivalents were approximately $8.0 million on September 28, 2015, compared with $21.1 million on December 29, 2014. We had positive working capital of approximately $3.5 million on September 28, 2015, compared with positive working capital of approximately $13.1 million on December 29, 2014. The $9.6 million decrease in working capital is the net effect of the proceeds raised from the 2015 Private Placement Transaction completed during Q2 2015, offset by debt repayments of principal, capital improvements, cash collateralization securing a loan payable, and funding our operating loss, net of depreciation and other non-cash expenses. Our principal requirements for cash in 2015 will be for sustaining the steady-state of our operations, including funding working capital needs and  maintenance of our existing facilities.

Net cash used in operating activities during the nine-month periods ended September 28, 2015 and September 29, 2014, was approximately $12.9 and $10.8 million, respectively. The increase is a result of concerted efforts to reduce accounts payable and accrued expenses by paying down vendor accounts.

Net cash used in investing activities was approximately $3.8 million and $0.7 million during the nine-month periods ended September 28, 2015 and September 29, 2014, respectively.  In the nine-month period ended September 28, 2015, we invested $3.6 million in capital expenditures relating to the maintenance and development of Company-owned restaurants, upgrades to our point-of-sale system, and the upkeep of our restaurants.

Net cash provided by financing activities during the nine-month period ended September 28, 2015 and September 29, 2014, was approximately $3.7 million and $11.6 million, respectively. In the nine-month period ended September 28, 2015, we raised $15.2 million of net proceeds from the 2015 Private Placement Transaction, repaid $6.6 million of long-term Indebtedness and collateralized $5.0 million of cash associated with the FFCC Notes acquired upon completion of the Merger. In the nine-month period ended September 29, 2014, we received $7.5 million from the proceeds of long-term debt, offset by $0.4 million of issuance costs of long-term debt and stock warrants and raised $4.5 million of net proceeds from a private placement completed in August 2014.

Regarding the notes receivable, as of September 28, 2015, the last 12 quarterly payments of $62,500 each were not received as scheduled in accordance with the terms of the Subordinated Secured Promissory Note associated with the sale of restaurants to a franchisee in 2010. As of September 28, 2015, the Company has a reserve of $0.7 million recorded against that Subordinated Secured Promissory Note.  Based on recent discussions with the franchisee, the Company believes the balance is collectible.

Index
We believe that our current cash and cash equivalents, expected cash flows from Company-owned restaurant operations, expected franchise fees and royalties, and expected reductions in general and administrative expenses, not yet reflected as of September 28, 2015, will be sufficient to fund our cash requirements for working capital needs, the maintenance of our restaurants, and debt payments for the next twelve months.

Our conclusion is based on the Company’s operating results for 2014 and for the first three quarters of 2015, as well as our projected sources of cash from operating results derived from a sensitivity analysis that projects varying levels of consumer demand and controllable uses of cash. In analyzing our uses of cash from capital projects in the first three quarters of 2015, 76% were related to the construction of three Company-owned restaurants, the implementation of a new POS system, and large-scale remodels in select restaurants. We do not anticipate new construction of Company-owned restaurants, material technology implementations, or additional large-scale remodels in 2016. Also, the company expects to effect additional reductions in general and administrative expenses in 2016, as compared to the 2015 expense.

If our Company-owned restaurants do not generate the cash flow levels that we expect, if new franchise restaurants do not open according to expectations, if we do not generate the franchise fees and royalties that we currently expect, or if we experience other unforeseen circumstances, we may have to effect further reductions in general and administrative expenses, seek to sell certain Company-owned locations to franchisees and/or other third parties, or take other actions necessitated by the impact of such unanticipated circumstances.

We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of September 28, 2015:

	Payments Due by Period (in thousands)
	Total	Due	Due	Due	Due	2019
Description	Obligations	2015	2016	2017	2018	and after

Operating leases (1)	53,773	3,348	11,900	9,055	6,956	22,514
Long-term debt (2)	12,092	258	473	8,002	3,359	-
Other long-term liabilities (3)	205	28	177	-	-	-

Total contractual cash obligations	$66,070	$3,634	$12,550	$17,057	$10,315	$22,514

(1)
Amounts shown are net of an aggregate $0.07 million of sub-lease rental income due under non-cancelable subleases and include  accrued contractual lease increases of approximately $1.3 million, which are included in other long-term liabilities in the attached consolidated balance sheets.

(2)	Represents principal in relation to the FFCC notes, Senior Secured Notes and Restaurant Loans.
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

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight‑line basis over the term of the lease from the date we take possession. Our obligation with respect to these scheduled rent increases has been presented as a long‑term liability in other liabilities in the accompanying consolidated balance sheets and totaled approximately $1.3 million and $1.2 million for the periods ended September 28, 2015 and September 29, 2014, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other liabilities in the accompanying consolidated balance sheets for the periods ended September 28, 2015 and September 29, 2014 are landlord allowances of approximately $0.3 million and $0.4 million, respectively.

Index
As of September 28, 2015 and September 29, 2014, the Company had approximately $0.2 million each year in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Other Assets” in the accompanying consolidated balance sheets.

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

We have an agreement with Distribution Market Advantage, Inc. that provides us access to a national network of independent distributors. Under this agreement, the independent distributors supply us with approximately 76% of our food and paper products, primarily under our pricing agreements that we negotiate directly with the suppliers. This agreement will expire on December 30, 2015.

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

We have agreed to purchase all contracted coffee products through a single supplier, Coffee Bean International (a division of Farmer Brothers).  This is a three-year agreement, expiring in 2018.

Our primary suppliers and independent distributors have parallel facilities and systems to minimize the risk of any disruption of our supply chain.

Self‑Insurance

We have a self‑insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre‑determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. During the 2014 and 2013 plan years, we did not exceed this pre-determined maximum. For our 2015 plan year, this pre-determined dollar amount is $1.4 million. The balance in the self-insurance reserve account as of September 28, 2015, was approximately $0.1 million.

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

Index
The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive,” “project” or similar words, or the negatives of these words, identify forward‑looking statements. We qualify any forward‑looking statements entirely by these cautionary factors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short‑term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During the three and nine-month periods ended September 28, 2015, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect would not have resulted in a fluctuation of interest income. In the three and nine-month periods ended September 28, 2015 and three- and nine-month periods ended September 29, 2014 interest income was immaterial.

Commodity Risk

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability, and other factors outside our control. Some of these commodities are purchased under agreements in effect for periods ranging from one month to one year, usually at fixed prices. As a result, we are subject to commodity risk that current market prices may be below our contractual prices. We also purchase certain ingredients at spot prices, as well as prices that are based on specific formulas related to key components within the commodity category, which could adversely affect our operating results in periods of rising commodity or ingredient prices if we choose, for competitive or other reasons, not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. During the three and nine-month periods ended September 28, 2015 and three and nine-month periods ended September 29, 2014, we did not utilize derivative instruments in managing commodity risk.

Foreign Currency Risk

As of the three- and nine-month periods ended September 28, 2015 and September 29, 2014, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

Management has implemented additional controls to ensure increased and sufficient lead time is provided for internal reviewers to ascertain the accuracy and completeness of schedules supporting the financial statements in the last stage of the reporting process.

Other than the above, there have been no further changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 28, 2015, to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we default on the Hearthstone Indebtedness, AB Notes or the MILFAM Note, we may be forced to pay penalties, higher interest costs or repay the debt earlier than anticipated. If that were to occur, we may have to seek additional financing from external sources to cure the default and continue funding our operations. We cannot predict whether additional financing will be available on terms acceptable to us, or at all. As of the nine-months ended September 28, 2015, we are in compliance with all covenants.

We have a new management team that does not have proven success with the Company.

Our new Chief Financial Officer, Secretary and Treasurer and Vice President of Operations joined the Company on May 11, 2015 and September 30, 2015, respectively.  These new members of management have limited experience with us, and we cannot assure you that they will fully integrate themselves into our business or that they will effectively manage our business affairs. Our failure to assimilate the new members of management, the failure of the new members of management to perform effectively, or the loss of any of new members of management could have a material adverse effect on our business, financial condition and results of operations.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6:	EXHIBITS

Index
(a)	Exhibits:

Exhibit Number	Description

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of September 28, 2015 and December 29, 2014, (ii) Consolidated Statements of Operations for the three and nine-month periods ended September 28, 2015 and three and nine-month periods ended September 29, 2014, (iii) Consolidated Statements of Cash Flows for the nine-month period ended September 28, 2015 and nine-month period ended September 29, 2014, and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: November 12, 2015	By: /s/ R.J. DOURNEY
R.J. Dourney
President,
Chief Executive Officer, and
Director

Date: November 12, 2015	By: /s/ MIGUEL ROSSY-DONOVAN
Miguel Rossy-Donovan
Chief Financial Officer (chief accounting officer)
Treasurer and Secretary

Index
EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of September 28, 2015 and December 29, 2014, (ii) Consolidated Statements of Operations for the three and nine-month periods ended September 28, 2015 and September 29, 2014, (iii) Consolidated Statements of Cash Flows for the nine-month periods ended September 28, 2015 and September 29, 2014, and (iv) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.