Form 10-K
period 2015-12-28
COSI INC
filed 2016-03-24
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 28, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $72.5 million on June 29, 2015, based upon the closing price of the registrant’s common stock on The Nasdaq Capital Market on such date, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares of voting stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

47,810,211 shares of the registrant’s common stock were outstanding on March 21, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information from the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders expected to be held on May 18, 2016. The definitive proxy statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days from the end of the Registrant’s fiscal year ended December 28, 2015.

PART I

Item 1.	BUSINESS

General

Cosi, Inc., a Delaware corporation incorporated on May 15, 1998, owns, operates and franchises fast-casual restaurants which sell high-quality, made-to-order hot and cold sandwiches, hand-tossed salads, bowls, soups, appetizers, flatbread pizzas, Squagels®, breakfast wraps and other breakfast products, S’mores and other desserts, and a variety of house coffees and other espresso-based beverages, handcrafted specialty drinks, along with soft drinks, flavored teas, bottled beverages including premium still and sparkling waters, teas and, in some locations, beer and wine.

The Cosi® restaurant concept, whose name was inspired by Mozart’s famous opera, Così Fan Tutte, originated in Paris as a Parisian café. Today, Cosi is an innovative fast-casual dining concept with an intrinsic commitment to social responsibility, offering a constantly evolving mix of fresh, high-quality, forward-thinking culinary options at a good value. We continue to focus on all aspects of the business in order to achieve our goal for Cosi to become the preferred fast-casual dining concept nationally and then globally.

We understand how the guest sees Cosi and how the industry is evolving. Cosi is properly positioned in an industry where “better, better for you” is the direction the consumer’s taste is heading. We are working to position Cosi as a food-forward concept through new menu innovation that utilizes differentiated ingredients. We strive to continue to enhance our catering offerings, with a focus on fresh and flavorful products, to drive growth in catering sales in the breakfast, lunch and snacking segments. We continue to focus on combinations of healthier alternatives and bold flavors: unique ingredient combinations that we believe appeal to our guests’ preferences for flavorful and nutritional food.

Our current customer base is comprised of multiple demographic segments: Urban Millennial Professionals, Urban Gen X Professionals, Suburban Millennial Mothers, Suburban Gen X Mothers, and Gen Z Students, among others. These demographic segments share similar consumer behavior motivators: Taste, Health, Natural, Global Food Influences, Convenience, Innovation, Brand Association, and Value. As a result we enjoy broad market appeal, which positions us well to grow transactions, sales, and market share. We continue to aggressively leverage and cultivate the loyalty of these multiple types of customers. We believe we are well positioned with the direction of the dining preferences of these demographic segments and the continued growth of the fast-casual segment.

We operate and develop in both urban and suburban markets. Both markets will continue to demand a dependable dining establishment with a comfortable environment offering a variety of healthful and classic food choices they can feel good about, consistently taste good, get prepared quickly, and are offered at a good value. We also operate and develop in educational institutions, airports, train stations, universities, and other venues that meet our operating and financial criteria.

Our facilities highlight relevant design elements reflecting the look and feel of a contemporary café with features such as communal tables, distinctive lighting treatments, chalk boards, and the use of more contemporary colors throughout the restaurant.

As of December 28, 2015, there were 110 Company-owned and franchised restaurants operating in 15 states, the District of Columbia, the United Arab Emirates (UAE), and Costa Rica.

We launched our franchising program in fiscal 2004 and seek to expand our franchise system by attracting highly-qualified franchisees. Key to this is the replicable and profitable restaurant model that lives within our portfolio. We are currently eligible to offer franchises in 47 states and the District of Columbia.

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

Business Strategy

Our operating strategy is fully focused on the four cornerstones that will continue to lead us through the foundational change needed to set the stage for growth.

Driving Traffic

First, Cosi is driving traffic into our restaurants through brand initiatives and operational execution standards that are grounded on the concept of ease-of use. We know that delivering excellent quality food, at the speed at which the guest demands it, in a context that is not cumbersome, is fundamental to our competitive positioning and overall financial strength.

Generating Cash

Second, we are moving aggressively towards an economic and operating model that accelerates our current trajectory towards cash generation at both the restaurant and company levels.

Growing Franchise System

Third, we are relentlessly pursuing the development of our franchise system to continue fueling our momentum for growth, and lay a solid foundation for enduring long term growth.

Strengthening our Talent and Culture

Finally, we are strengthening our talent base and culture in alignment with our core values and commitment to building a great company. Cosi is committed to continually working to become an employer of choice by creating an energizing environment where our people can learn, grow, and lead through the execution of our vision.

Cosi® Product Offerings

We offer proprietary food and beverage products for four major dayparts — breakfast, lunch, snacking and dinner. Our food menu includes high-quality, made-to-order hot and cold sandwiches, hand-tossed salads, bowls, soups, appetizers, flatbread pizzas, Squagels®, breakfast wraps and other breakfast products, S’mores and other desserts. We feature our authentic hearth-baked signature Cosi® bread in two varieties, Original and Multi-Grain. Our beverage menu features a variety of house coffees and other espresso-based beverages and hand-crafted specialty drinks, soft drinks, flavored teas and bottled beverages, which include premium still and sparkling waters, and, in some locations, beer and wine. Core to the Cosi® menu is a commitment to healthier alternatives, including our Smart Fit and “lighter side” menu options. Smart Fit menu items are intended to help supplement a balanced diet and active lifestyle while our “lighter side” menu features lower-calorie versions of popular menu items. Currently, we offer beer and wine at a limited number of locations but expect to eliminate beer and wine offerings from all or most locations by year end. For our young guests, we offer our Parent Magazine award-winning Kids Menu which includes an activity page and crayons.

Most of our restaurants offer catering service for breakfast, lunch, afternoon snacking, and special events. Our catering offerings include breakfast baskets, lunch buffets, box lunches, dessert platters, parfait bars, hot soups, steel-cut oatmeal, and most of our menu offerings. We operate a catering call center in New York City which coordinates the ordering and fulfillment process for all Company-owned restaurants. We offer set up and delivery services by Cosi® personnel to all of our catering customers.

We periodically introduce new menu platforms and products in order to keep our product offerings relevant to consumers in each daypart. Our expanded breakfast menu now includes Squagels®, oatmeal, fresh fruit parfaits, egg white cups, and a variety of crave-able signature breakfast wraps and sandwiches. We enhance our guests’ dining options by offering “Cosi® Taste Two”, which allows them to create their own meal by combining two items of proportion from our offerings of unique sandwiches, fresh salads, soups, and flatbread pizzas; by offering the option for half-sized portions and provide our guests the opportunity to manage portion size and price accordingly; and, by an ongoing commitment to culinary innovation efforts.

People

On December 28, 2015, we had 79 Company-owned restaurants and 1,725 employees, of whom 53 served in administrative or executive capacities, 157 served as restaurant management employees and 1,515 were hourly restaurant employees. None of our employees are covered by a collective bargaining agreement, and we have never experienced an organized work stoppage or strike. We believe that our compensation packages are competitive and our relations with our employees are good.

Restaurant Operations

Management Structure. The restaurant operations team is built around regional districts led by Area Directors, who report to Regional Directors. The Regional Directors report directly to the VP of Operations. The Regional Directors and the Area Directors are responsible for all operations, and, with the Human Resources and Training teams, training, recruiting and employee relations within their regions. The Regional Directors are also responsible for the financial plan for their respective Company-owned locations and for the people development plan to support the execution of the financial plan.

To ensure consistent performance, execution and application of our policies and procedures, we have a Standard Operations Manual which is reviewed and updated periodically.

Sales Forecasting. The Regional Directors and Area Directors have real-time access to sales forecasts and actual sales information through our web-based reporting system. This allows the entire management team to plan staffing requirements on a weekly, daily and even hourly basis to effectively serve our customers.

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

Our labor management standards help our managers control labor and ensure that staffing levels are appropriate to meet our service standards. Our reporting system provides our restaurant managers and Area Directors with performance reports that help them make staffing adjustments during the course of the week. All labor scheduling is approved by an Area Director and unit-level performance is reviewed weekly.

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

Management Information Systems

Our systems are structured for the integration of data from the point-of-sale and back-office modules in the restaurants to our financial, reporting, and inventory management systems. Key information relating to restaurant operations is uploaded onto a secure website multiple times throughout the day. This operational restaurant information is available to key internal personnel, along with pre-selected reports that are automatically distributed to our operations team.

We use a select group of service providers to supplement our information technology infrastructure and system offerings. This provides us access to up-to-date technology and allows us the flexibility to adjust service levels and costs as needed. Our application strategy includes utilizing web-based technology to provide timely information to operate and manage the business.

We have business continuity procedures in place for all critical hardware, software, data and related processes. The procedures encompass scheduled back-ups, off-site storage, security, and failover configurations with redundancy built into key processes.

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

We have an agreement with Distribution Market Advantage, Inc. (“Distribution Marketing Advantage”) that provides us access to a national network of independent distributors. Under this agreement, the independent distributors supply us with approximately 80.0% of our food and paper products, primarily pursuant to pricing agreements that we negotiate directly with the suppliers. This agreement expires in December of 2020.

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

In April 2015, we entered into an agreement to purchase all contracted coffee products through a single supplier, Coffee Bean International (a division of Farmer Brothers). This is a three year agreement, expiring in 2018.

Our primary suppliers and independent distributors have parallel facilities and systems to minimize the risk of any disruption of our supply chain.

Competition

The restaurant industry is intensely competitive, and we compete with many well-established food service companies, including other sandwich retailers, specialty coffee retailers, bagel shops, fast food and casual dining restaurants, delicatessens, cafes, bars, take-out food service companies, supermarkets and convenience stores. The principal factors on which we compete are taste, quality and price of products, customer service, atmosphere, location and overall guest experience. Our competitors change with each daypart, ranging from coffee bars and bakery cafes in the morning daypart, to fast-food restaurants and cafes during the lunch daypart, to casual-dining chains during the dinner daypart. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react more quickly to changes in pricing, marketing and the quick-service and fast-causal restaurant industries. We also compete with other employers in our markets for hourly workers and may be subject to higher labor costs. We believe that our concept, attractive price-value relationship and quality of products and service allow us to compete favorably with our Intellectual Property.

We have the following U.S. Trademark registrations: “COSÌ”, “(SUN & MOON DESIGN)”, “GET COSÌ”, “COSÌ (& SUN & MOON DESIGN)”, “LIFE SHOULD BE DELICIOUS”, “(SUN & MOON SMILEY FACE DESIGN)”, “COSÌ (& HEARTH DESIGN)”, “(HEARTH DESIGN)”, “COSÌ BREAK BAR”, “COSÌ CARD”, “COSÌ CORNERS”, “COSÌ DOWNTOWN”, “COSÌ PRONTO”, COSÌ (& DESIGN)”, “SIMPLY GOOD TASTE”, “SQUAGELS”, “XANDO”, “SQUAGEL” and “TASTE TWO”.

We have a U.S. Trademark application pending for the following trademark: “SMART FIT”.

“COSÌ SANDWICH BAR”, “ARCTIC”, “SLIM LATTE”, “MOCHA KISS”, “COSÌ LIGHTER SIDE”, “COSÌ DUO TASTE TWO”, “HEARTH-BAKED DINNER”, “RELAX. CATERING BY COSÌ (& DESIGN)” and “(RECYCLING DESIGN)” are unregistered trademarks.

We have registered the trademark “COSÌ” in twenty-four foreign jurisdictions with respect to restaurant services. Also, we have registered the following trademarks with respect to restaurant services: “COSI (& HEARTH DESIGN)” in two foreign jurisdictions; “(HEARTH DESIGN)” in six foreign jurisdictions; “SIMPLY GOOD TASTE” in two foreign jurisdictions; “COSI (& SUN & MOON DESIGN) in two foreign jurisdictions, “COSI (in Russian)” in one foreign jurisdiction, “LIFE SHOULD BE DELICIOUS” in two foreign jurisdictions, “(SUN & MOON DESIGN)” in one foreign jurisdiction, and “COSITICO” in one foreign jurisdiction.

We have trademark applications pending for registration of the following trademarks with respect to restaurant services: “COSÌ” in five foreign jurisdictions; and “COSI (& SUN AND MOON DESIGN)” in one foreign jurisdiction.

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

Our restaurants that sell alcoholic beverages are required to obtain a license from a state authority and, in certain locations, county and/or municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect that restaurant and may impact our ability to obtain such a license elsewhere. We currently serve alcohol in 11 of our restaurants.

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

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry, including nutrition, labeling and advertising practices. Fast casual and casual dining chains have been a particular focus. For example, New York City and a number of other jurisdictions around the U.S. adopted regulations requiring that chain restaurants include caloric or other nutritional information on their menu boards and on printed menus, or make other nutrition information available, which must be plainly visible to consumers at the point of ordering. Nationwide nutrition disclosure requirements included in the U.S. health care reform law will go into effect December 1, 2016, and we may in the future become subject to other initiatives in the area of nutrition disclosure or advertising. These nutrition disclosure requirements may increase our expenses, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, or otherwise adversely affect our business and results of operations.

Item 1A.	RISK FACTORS

Risks Related to Our Growth Strategy

During our operating history, we have been unable to achieve profitability.

In fiscal 2015, we incurred net losses of approximately $15.7 million, and, since we were formed, we have incurred net losses of approximately $325.8 million through the end of fiscal 2015, primarily due to funding operating losses, which have included significant impairment charges, costs associated with closing restaurants, early lease termination fees, and new restaurant opening expenses. We cannot predict whether we will be able to achieve or sustain revenue growth, profitability or positive cash flow in the future. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the financial statements included in this Annual Report on Form 10-K for information on the financial results through December 28, 2015.

If internally generated cash flow from our restaurants does not meet our expectations, our business, results of operations and financial condition could be materially adversely affected.

Our cash resources, and therefore our liquidity, are highly dependent upon the level of internally generated cash from operations and upon future financing transactions. Although we believe that we will have sufficient liquidity to fund our working capital requirements for the next twelve months, if cash flows from our existing restaurants or from franchise fees and royalties do not meet our expectations or are otherwise insufficient to satisfy our cash needs, we may have to seek additional financing from external sources to continue funding our operations or reduce or cease our plans to open new restaurants. We cannot predict whether any such financing will be available on terms acceptable to us, or at all.

We may need additional capital in the future and it may not be available on acceptable terms.

Our business has in the past required, and may continue to require, significant additional capital to, among other things, fund our operations, increase the number of Company-owned restaurants, attract new franchisees and expand franchise operations, expand the range of services we offer, and finance future acquisitions and investments. There is no assurance that financing will be available on terms acceptable to us, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital, our business, results of operations and financial condition could be materially adversely affected.

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

To successfully expand our business, we and our franchisees must open new restaurants on schedule and in a profitable manner. In the past, we have experienced delays in restaurant openings and may experience similar delays in the future. Delays or failures in opening new restaurants could hurt our ability to meet our growth objectives, which may affect the expectations of securities analysts, investors, and others and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, any restaurants that we, or our franchisees, open may not obtain operating results similar to those of our existing restaurants. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include, but are not limited to:

•	locating suitable restaurant sites in new and existing markets;
•	negotiating acceptable lease terms;
•	obtaining financing, or obtaining financing on acceptable terms, for new restaurant development;
•	generating positive cash flow from existing and new restaurants;
•	successful operation and execution in new and existing markets;
•	recruiting, training and retaining qualified corporate and restaurant personnel and management;
•	attracting and retaining qualified franchisees with sufficient experience and financial resources to develop and operate our restaurants successfully;

•	cost-effective and timely planning, design and build-out of restaurants;
•	the reliability of our customer and market studies;
•	the reliability of our site identification studies;
•	consumer trends;
•	obtaining and maintaining required local, state, federal and where applicable, foreign governmental approvals and permits related to the construction and operation of the sites and the sale of food and alcoholic beverages;
•	creating customer awareness of our restaurants in new markets;
•	competition in our markets, both in our business and in locating suitable restaurant sites;
•	the cost of our principal food products and supply and delivery shortages or interruptions;
•	weather conditions; and
•	general economic conditions.

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

As part of our expansion strategy, we and our franchisees intend to open new restaurants in our existing markets. Since we typically draw customers from a relatively small radius around each of our restaurants, the sales performance and customer counts for restaurants near the area in which a new restaurant opens may decline due to competition from the new restaurant, which could result in restaurant closures. In addition, new restaurants added in existing markets may not achieve the same operating performance as our existing restaurants.

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

We have an international license agreement with a licensee for the development of Cosi® restaurants in six countries in the Persian Gulf. This licensee currently operates one franchise locations in the United Arab Emirates. We also have an international license agreement with a licensee in Costa Rica who currently operates six franchised restaurants there and is exploring further expansion in other markets. As these franchise locations and future foreign locations open, the Company's international operations will be subjected to various factors of uncertainty. The Company's business outside of the United States is subject to a number of additional factors, including international economic and political conditions, local economic conditions, differing cultures and consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international license agreements and the collection of royalties from international licensees, the availability and cost of land and construction costs, and the availability of experienced management, appropriate licensees, and joint venture partners. Although we believe that we have developed the support structure required for international growth in these countries, there is no assurance that such growth will occur or that international operations will be profitable.

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

Our growth depends in large part upon our ability to establish and maintain a successful and effective franchise program and to attract qualified franchisees. If our franchisees are unable to locate suitable sites for new restaurants, negotiate acceptable lease or purchase terms, obtain the necessary financial or management resources, meet construction schedules or obtain the necessary permits and government approvals, our growth plans may be negatively affected. We cannot assure you that any of the restaurants our franchisees open will be profitable.

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

We have recorded goodwill related to our acquisitions to date and a portion of the purchase price of any companies we acquire in the future may be allocated to acquired goodwill and other intangible assets. We may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or other intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. We test goodwill for impairment at annually. Factors that may constitute a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in the industry we operate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively affect our results of operations.

Risks Related to Our Business

If we are unable to execute our business strategy, we could be materially adversely affected.

Our ability to successfully execute our business strategy will depend on a number of factors, some of which are beyond our control, including, but not limited to:

•	our ability to generate positive cash flow from operations;
•	identification and availability of suitable restaurant sites;
•	competition for restaurant sites and customers;
•	negotiation of favorable leases;
•	management of construction and development costs of new and renovated restaurants;
•	securing required governmental approvals and permits;
•	recruitment and retention of qualified operating personnel;
•	successful operation and execution in new and existing markets;
•	recruiting, training and retaining qualified corporate and restaurant personnel and management;
•	identification of under-performing restaurants and our ability to improve or efficiently close under-performing restaurants, including securing favorable lease termination terms;
•	the rate of our internal growth, and our ability to generate increased revenue from existing restaurants;
•	our ability to incorporate a franchising and area developer model into our strategy;
•	competition in new and existing markets;
•	the reliability of our customer and market studies;
•	the impact of general economic conditions, particularly in geographic regions that contain a high concentration of our restaurants;
•	the cost of our principal food products and supply and delivery shortages or interruptions;
•	changes in commodity costs, labor, supply, fuel, utilities, distribution and other operating costs;
•	availability of additional capital and financing;
•	weather conditions; and
•	general regional, national and foreign economic conditions.

Each of these factors could delay or prevent us from successfully executing our business strategy, which could adversely affect our growth, revenues and our results of operations.

Economic conditions in the United States and globally could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources.

If the economic conditions deteriorate, many sectors of the economy may be adversely impacted. During periods of economic downturn, continuing disruptions in the overall economy, including the impacts of high unemployment and financial market volatility and unpredictability, may cause a related reduction in consumer confidence, which could negatively affect customer traffic and sales throughout our industry. As a retailer that depends upon consumer discretionary spending, we could face a challenging fiscal year if our customers make fewer discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices. Our restaurants may be disproportionably affected by a significant decrease in customer traffic or lower average check prices as a result of customers switching to lower-priced products on our menu or dining out less frequently. If negative economic conditions persist for a long period of time or become pervasive, consumer changes to their discretionary spending behavior, including the frequency with which they dine out, could be more permanent. Deterioration in the economic environment could potentially have a material adverse effect on our liquidity and capital resources, including our ability to raise additional capital if needed or to maintain satisfactory credit terms with our suppliers.

Inclement weather and other variable factors may adversely affect our sales and results of operations and could cause our quarterly results to fluctuate and fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

Our business is subject to significant weather influences on consumer spending and dining-out patterns. Inclement weather may result in reduced frequency of dining at our restaurants or lost restaurant visits. Customer counts (and consequently revenues) are generally highest in spring and summer months and lowest during the winter months because of the high proportion of our restaurants located in the Northern part of the country where inclement winter weather affects customer visits. As a result, our quarterly and yearly results have varied in the past, and we believe that our quarterly operating results will vary in the future. Other factors such as unanticipated increases in labor, commodities, energy, insurance or other operating costs may also cause our quarterly results to fluctuate. For this reason, you should not rely upon our quarterly operating results as indications of future performance.

Our franchisees could take actions that could harm our business.

Franchisees are independent operators and are not our employees. We have developed criteria to evaluate and screen prospective franchisees, and our franchisees are obligated to operate their restaurants according to certain guidelines. However, we do not control our franchisees. We cannot assure that our franchisees will adhere to our guidelines or that there will not be differences in product quality, operations, marketing or profitability. Additionally, franchisees may not have the business acumen or financial resources necessary to successfully operate restaurants in a manner consistent with our standards and requirements and may not hire and train qualified managers and other restaurant personnel. Poor restaurant operations may affect each restaurant’s sales. Our image and reputation, and the image and reputation of our franchisees, may suffer materially, and system-wide sales could significantly decline if our franchisees do not operate successfully.

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

We currently operate 79 Company-owned restaurants in Northeastern, Midwest, and Mid-Atlantic states, of which 23 are located in the New York City, Chicago and Philadelphia central business districts. As a result, we are particularly susceptible to adverse trends and economic conditions in these areas. In addition, given our geographical concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business and operations, as could other occurrences outside our control such as acts of terrorism, and natural disasters.

You should not rely on past average unit volumes as an indication of our future results of operations because they may fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our average unit sales, including, among other factors:

•	our ability to execute our business and growth strategy effectively;
•	success of promotional and marketing initiatives, including advertising and new product and concept development;
•	sales performance by our new and existing restaurants;
•	management turnover in the restaurants;
•	competition;
•	general regional, national, and foreign economic conditions;
•	weather conditions; and
•	the impact of the general economic conditions and high unemployment rates on consumer spending, particularly in geographic regions that contain a high concentration of our restaurants.

Material changes in our average unit volumes could cause the profitability of the restaurant portfolio and the price of our common stock to fluctuate substantially.

Regulatory and Legal Risks

If we do not continue to meet the listing standards established by The NASDAQ Capital Market, the common stock may not remain listed for trading.

The NASDAQ Capital Market has established certain quantitative criteria and qualitative standards that companies must meet in order to remain listed for trading on these markets. We cannot guarantee that we will be able to maintain all necessary requirements for listing; therefore, we cannot guarantee that our common stock will remain listed for trading on The NASDAQ Capital Market or to the similar markets.

We are subject to the continued listing criteria of Nasdaq and our failure to satisfy these criteria may result in delisting of our common stock.

On November 24, 2015, we received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Global Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days, or until May 16, 2016, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. The Company intends to actively monitor the bid price for its common stock between now and May 16, 2016, and will consider all available options to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement. If we are unable to resolve the deficiency, our common stock could be delisted from Nasdaq, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

If we fail to comply with governmental regulations in one or more of the following areas or if these regulations change, our business could suffer.

Employment and Immigration Regulations

We are subject to various federal and state laws governing our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, family and other leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. Complying with these rules subjects us to substantial expense and can be cumbersome, and can also expose us to liabilities from claims for non-compliance.

We may from time to time be audited for compliance with citizenship or work authorization requirements as well. Various states in which we operate are considering or have already adopted new immigration laws, and the U.S. Congress and Department of Homeland Security from time to time may consider or implement changes to Federal immigration laws, regulations or enforcement programs as well. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. This may subject us to fines or penalties, and we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees.

The comprehensive U.S. health care reform law enacted in 2010, the Patient Protection and Affordable Care Act, requires employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. We are evaluating the impact the new law will have on us, and although we cannot predict with certainty the financial and operational impacts the new law will have, we expect that the requirement that we provide more extensive health benefits to employees than we currently do could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. As a result of this law, we may see an increase in health insurance that may be large enough to materially impact our labor costs. Alternatively, if we choose not to provide the required health insurance or if some employees do not qualify for the required insurance, our employee culture may be harmed and we may face adverse publicity that negatively impacts our brand.

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

Nutrition and Food Regulation

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry, including nutrition, labeling and advertising practices. Fast-casual and casual dining chains have been a particular focus. For example, New York City and a number of other jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include caloric or other nutritional information on their menu boards and on printed menus, or make other nutrition information available, which must be plainly visible to consumers at the point of ordering. Nationwide nutrition disclosure included in the U.S. health care reform law will go into effect December 1, 2016, and we may in the future become subject to other initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, may increase our expenses or slow customers as they move through the line, decreasing our throughput. These initiatives may also change customer buying habits in a way that adversely impacts our sales.

Privacy/Cybersecurity

We are required to collect and maintain personal information about our employees, and we collect information about customers as part of some of our marketing programs as well. The collection and use of such information is regulated at the federal and state levels, and by the European Union and its member states, and the regulatory environment related to information security and privacy is increasingly demanding. At the same time, we are relying increasingly on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. If the security and information systems of ours or of outsourced third-party providers we use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected from these types of security breaches or regulatory violations, which could impair our sales or ability to attract and keep qualified employees. We did not have any known cybersecurity issues during fiscal 2015.

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

As of the end of fiscal 2015 we had approximately $11.9 million in net fixed assets that we have defined as illiquid assets, which include leasehold improvements, equipment, and furniture and fixtures. These assets cannot be converted into cash quickly and easily. We may be compelled, based on a significant underperformance of a specific location or market, to dispose of some illiquid assets on unfavorable terms, which could have a material adverse effect on our business.

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

The restaurant industry is intensely competitive, and we compete with many well-established food service companies on the basis of taste, quality and price of product offered, customer service, atmosphere, location and overall customer experience. We compete with other sandwich retailers, specialty coffee retailers, bagel shops, fast-food restaurants, delicatessens, cafes, bars, take-out food service companies, supermarkets and convenience stores. Our competitors change with each daypart (breakfast, lunch, dinner, and snack), ranging from coffee bars and bakery cafes during the breakfast and lunch dayparts to casual dining chains during the dinner daypart. Aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our sales and profit margins.

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

Our restaurants receive frequent deliveries of products. Most of these deliveries are made by distributors who are part of a national network of independent distributors with whom we have a distribution agreement. These independent distributors supply us with approximately 80% of our food and paper products under an agreement which expires in December 2020. Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, such as the volatility in certain commodity markets we experienced in recent years. Certain commodities, such as wheat, coffee, poultry, beef, fresh produce, and dairy and dairy-related products, have experienced significant fluctuations in the recent past. These types of increases could have an adverse effect on us during fiscal 2016 and in future fiscal years. Although many of our products are made to our specifications, we believe that alternative distribution sources are available for the majority of our ingredients and products.

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

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and employees. Increased labor costs, due to factors like additional taxes, or requirements to incur additional employee benefits costs, including the requirements of the Patient Protection and Affordable Care Act, or the Affordable Care Act, (discussed further under “Regulatory and Legal Risks — The effect of recent changes to U.S. healthcare laws may increase our healthcare costs and negatively impact our financial results,”), as well as competition, increased minimum wage requirements, paid sick leave or other paid leave or vacation accrual mandates, and any changes in our restaurant staffing structure would adversely impact our operating expenses. In addition, our success depends on our ability to attract, motivate and retain qualified employees, including restaurant managers and staff, to keep pace with our needs. If we are unable to do so, our results of operations may be adversely affected.

Item 1B.	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2015 fiscal year and that remain unresolved.

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

The following table lists existing Company-owned restaurants, by region, as of December 28, 2015:

Street Address	City, State	Date Opened/Acquired
MIDATLANTIC
234 South 15th Street	Philadelphia, PA	September-96
325 Chestnut Street	Philadelphia, PA	April-97
1128 Walnut Street	Philadelphia, PA	December-97
140 South 36th Street	Philadelphia, PA	August-98
761 Lancaster Avenue	Bryn Mawr, PA	September-98
2050 Wilson Boulevard	Arlington, VA	April-99
1700 Market Street	Philadelphia, PA	September-99
4250 Fairfax Drive	Arlington, VA	June-00
7251 Woodmont Avenue	Bethesda, MD	December-00
11909 Democracy Drive	Reston, VA	May-01
6390 Sawmill Road	Columbus, OH	September-02
2212 East Main Street	Bexley, OH	September-02
295 Main Street	Exton, PA	November-02
7166 N. High Street	Worthington, OH	December-02
1801 N. Lynn Street	Arlington, VA	November-05
50 Yorktown Plaza	Elkins Park, PA	April-06
424 West Swedesford Road	Berwyn, PA	June-06
100 South Charles	Baltimore, MD	July-06
3503 Fairfax Drive, Suite 200	Arlington, VA	November-06
2955 Market St.	Philadelphia, PA	July-07
2011 Crystal Drive, Suite 100	Arlington, VA	May-08
4077 Fenlon Street	Columbus, OH	June-13
104 Pheasant Run	Newtown, PA	February-14
2880 Center Valley Parkway	Center Valley, PA	February-14
9177 Reisterstown Road	Owings Mills, MD	August-14
4301 Dearborn Circle	Mt. Laurel, NJ	April-15
111 E. Main St.	Newark, DE	April-15
360 Essex St., Ste C	Hackensack, NJ	June-15
6181 Old Dobbin Lane, Ste 200	Columbia, MD	Aug-15
MIDWEST
116 S. Michigan Avenue	Chicago, IL	September-00
230 W. Washington Street	Chicago, IL	November-00
203 North LaSalle Street	Chicago, IL	May-01
101 North Old Woodward Avenue	Birmingham, MI	August-01
8775 N. Port Washington Road	Fox Point, WI	December-01
230 West Monroe Street	Chicago, IL	May-02
301 East Grand River Avenue	East Lansing, MI	May-02
28674 Telegraph Road	Southfield, MI	November-02

Street Address	City, State	Date Opened/Acquired
37652 Twelve Mile Road	Farmington Hills, MI	December-02
233 North Michigan Avenue	Chicago, IL	December-02
33 N Dearborn Street	Chicago, IL	June-05
1740 Sherman Avenue	Evanston, IL	September-05
8310 Greenway Boulevard, #106	Middleton, WI	September-06
910 North Milwaukee Avenue, Suite A	Lincolnshire, IL	November-06
Crystal Court Ste 150, 710 Marquette Ave	Minneapolis, MN	March-09
2100 Patriot Blvd	Glenview, IL	September-09
259 Erie Street	Chicago, IL	December-14
NORTHEAST
38 East 45th Street	New York, NY	February-97
60 East 56th Street	New York, NY	September-97
55 Broad Street	New York, NY	March-98
1633 Broadway	New York, NY	July-98
61 West 48th Street	New York, NY	August-98
685 Third Avenue	New York, NY	June-99
970 Farmington Avenue	W. Hartford, CT	August-99
461 Park Avenue South	New York, NY	January-00
15 S. Moger Avenue	Mt. Kisco, NY	December-00
77 Quaker Ridge Road	New Rochelle, NY	November-01
1298 Boston Post Road	Larchmont, NY	December-01
385 West Main Street	Avon, CT	December-02
29 Washington Street	Morristown, NJ	December-02
498 7th Avenue	New York, NY	December-02
700 6th Avenue	New York, NY	February-03
129 West Putnam Avenue	Greenwich, CT	February-06
441 South Oyster Bay Road	Plainview, NY	June-06
1209 High Ridge Road	Stamford, CT	July-06
53 E. 8th Street	New York, NY	April-07
230 Tresser Blvd. Ste 005	Stamford, CT	November-07
133 Federal St.	Boston, MA	April-15
53 State St.	Boston, MA	April-15
14 Milk St.	Boston, MA	April-15
2 South Station, Ste #182	Boston, MA	April-15
200 Terminal B	Boston, MA	April-15
200 Terminal B, Pier A	Boston, MA	April-15
290 Main St.	Boston, MA	April-15
280 School St D135	Boston, MA	April-15
125 High St, Ste A0101	Boston, MA	April-15
2421 Cranberry Highway, Ste 336	Boston, MA	April-15
500 Terminal E	Boston, MA	April-15
2 Seaport Lane	Boston, MA	April-15
399 Boylston St.	Boston, MA	April-15
Item 3.	LEGAL PROCEEDINGS

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

On November 22, 2002, our common stock began trading on The Nasdaq Global Market System (“Nasdaq”) under the symbol “COSI.” The closing price of our common stock on Nasdaq was $.91on March 17, 2016.

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

Concurrently with entering into the 2015 Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement dated April 10, 2015 (“Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement within 30 days, subject to certain delays or extensions of time, covering the shares of the Company’s common stock, acquired by each of the Purchasers, as well as unregistered shares previously acquired by one of the Purchasers from the Company in the previously-disclosed private placement transaction closed on August 22, 2014. The shares covered by the Registration Rights Agreement were registered under a registration statement effective June 2, 2015.

The Company had also granted registration rights to other investors in the Company’s securities that were substantially equivalent to those granted under the Registration Rights Agreement, including the shares issued in 2014 to each of MILFAM and Lloyd I. Miller Trust C, as well as the shares issued on April 1, 2015, to the owners upon completion of the previously-announced Merger. These shares were registered under the registration statement effective June 2, 2015.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On November 24, 2015, we received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Global Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days, or until May 16, 2016, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. The Company intends to actively monitor the bid price for its common stock between now and May 16, 2016, and will consider all available options to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement.

Stock Price Information

Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during fiscal 2015 and 2014 as reported by Nasdaq.

	Fiscal 2015		Fiscal 2014
Fiscal Quarter	High	Low	High	Low
First Quarter	$2.81	$1.59	$1.70	$0.99
Second Quarter	$2.78	$1.96	$1.31	$1.04
Third Quarter	$2.01	$0.98	$2.43	$1.11
Fourth Quarter	$1.07	$0.38	$2.25	$1.55

Stockholders

The number of our registered common stockholders of record as of March 7, 2016 was 73. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Set forth below is a graph comparing the cumulative total stockholder return on Così common stock with The Nasdaq Composite Index and the Standard & Poor’s Small Cap 600 Index for the period covering our initial public offering on November 22, 2002, through the end of our 2015 fiscal year on December 28, 2015. The Company’s common stock trades on The Nasdaq Capital Market under the symbol “COSI.” The graph assumes an investment of $100.00 made at the opening of trading on November 22, 2002, in (i) Così common stock, (ii) the stocks comprising The Nasdaq Composite Index, and (iii) stocks comprising the Standard & Poor’s Small Cap 600 Index.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our summary of selected consolidated financial data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report. The selected statement of operations data and selected balance sheet data for fiscal years 2015 and 2014 are derived from our audited consolidated financial statements that are included in this report. The selected statement of operations data and selected balance sheet data for fiscal years 2013, 2012 and 2011, are derived from our audited consolidated financial statements not included in this report. The following historical results of consolidated operations are not necessarily indicative of results to be expected for any subsequent period.

	Fiscal Year
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Restaurant net sales	$87,867	$74,905	$83,338	$94,757	$98,920
Franchise fees and royalties	2,023	2,853	2,989	3,195	3,215
Total revenues	89,890	77,758	86,327	97,952	102,135

Costs and expenses:
Cost of food and beverage	23,489	20,078	20,736	22,171	22,902
Restaurant labor and related benefits	33,168	29,046	32,379	34,165	36,068
Occupancy and other restaurant operating expenses	31,815	27,720	28,971	30,337	31,330
	88,472	76,844	82,086	86,673	90,300
General and administrative expenses	11,972	12,359	11,746	11,641	13,824
Depreciation and amortization	3,200	2,394	2,724	3,613	4,230
Restaurant pre-opening expenses	6	15	29	—	—
Provision for losses on asset impairments and disposals	1,344	346	1,122	424	431
Closed store costs	126	172	124	117	61
Lease termination costs	286	1,468	57	(13)	22
Gain on sales of assets	—	(50)	(34)	—	(149)
Total costs and expenses	105,406	93,548	97,854	102,455	108,719
Operating loss	(15,516)	(15,790)	(11,527)	(4,503)	(6,584)

Other income (expense):
Interest expense	(1,029)	(471)	—	—	(1)
Debt issuance and debt discount amortization expense	(658)	(446)	—	—	—
Other income	40	82	83	62	46
Total other income (expense)	(1,647)	(835)	83	62	45
Benefit from income tax	1,508	—	—	—	—
Net loss and comprehensive loss	$(15,655)	$(16,625)	$(11,444)	$(4,441)	$(6,539)

Per share data:
Loss per share, basic and diluted	$(0.36)	$(0.82)	$(0.64)	$(0.29)	$(0.51)
Weighted average shares used in computing net loss per share - basic and diluted	44,094	20,272	17,994	15,208	12,842

	Fiscal Year
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,152	$21,053	$5,614	$14,903	$6,600
Total assets	$41,261	$33,431	$18,603	$31,193	$24,705
Total stockholders' equity	$17,852	$12,371	$2,719	$14,035	$5,518

Selected Consolidated Statement of Cash Flow Data:
Net cash used in operating activities	$(14,319)	$(14,047)	$(7,294)	$(2,955)	$(1,318)
Net cash used in investing activities	$(5,019)	$(1,808)	$(2,102)	$(1,409)	$(1,767)
Net cash provided by financing activities	$3,437	$31,294	$—	$12,559	$—

Selected Operating Data:
Company-owned restaurants open at the end of the fiscal year	79	64	70	75	80

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 28, 2015 and December 29, 2014 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Annual Report.

Business Overview

System-wide Restaurants:

	Fiscal Year
	2015			2014
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total
Restaurants at beginning of period	64	47	111	70	52	122
Company-owned sold to franchisee	0	0	0	0	0	0
Franchised restaurants converted to Company-owned	17	17	0	3	3	0
New restaurants opened	0	5	5	1	2	3
Restaurants permanently closed	2	4	6	10	4	14
Restaurants at end of period	79	31	110	64	47	111

As of December 28, 2015, there were 79 Company-owned and 31 franchised Cosi® restaurants operating in 15 states, the District of Columbia, the United Arab Emirates, and Costa Rica. During fiscal 2015, we closed two Company-owned restaurants, one in Wisconsin, and one in New York, and four franchised restaurants, one in Delaware, one at Boston Logan Airport, and two in California. During the same period, we converted seventeen franchised restaurants to Company-owned, thirteen Hearthstone units in Boston, two in New Jersey and one each in Delaware and Maryland. Five franchised restaurants opened, two in Costa Rica and one each in Boston, Virginia, and Washington DC.

Our restaurants offer innovative, savory, made-to-order products featuring our authentic hearth-baked, crackly-crust, signature Cosi® bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers. Our menu features high-quality, made-to-order hot and cold sandwiches, hand-tossed salads, bowls, soups, appetizers, flatbread pizzas, Squagels®, breakfast wraps and other breakfast products, S’mores and other desserts, and a variety of house coffees and other espresso-based beverages, handcrafted specialty drinks, along with soft drink, flavored teas, bottled beverages, including premium still and sparkling waters, and, in some location, alcoholic beverages. Our restaurants offer lunch and afternoon coffee in a counter-service format, with most offering breakfast and/or dinner and dessert menus as well.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the restaurant industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and requires management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes in the application of our most critical accounting policies and estimates, judgments and assumptions during fiscal 2015.

Long-Lived Assets: Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, & Equipment (“ASC Topic 360”), requires management judgments regarding the future operating and disposition plans for marginally-performing assets, and estimates of expected realizable values for assets to be sold. The application of this standard has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate possible impairment at the individual restaurant level periodically and record an impairment loss whenever we determine impairment factors are present. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term. We also evaluate the recent performance and trends for locations which may potentially be impaired. If management determines the current trends or initiatives will make an impact on the results we factor this into the calculation. Restaurants are not considered for impairment during the period before they enter the comparable restaurant base, unless specific circumstances warrant otherwise.We closely monitor the performance of these restaurants against the expected future financial results accordingly. Once a conclusive trend is reasonably identified, projections are revised as appropriate.

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

Goodwill: In accordance with ASC Topic 350, Goodwill and Other Intangible Assets (“ASC Topic 350”), goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to the reporting units that are expected to benefit from the synergies of the combination as of the acquisitions date. Under this standard, goodwill is not amortized. Goodwill impairment testing involves a two-step process. The Company first compares the fair value of the reporting unit to its respective carrying amount, including goodwill, to assess whether potential goodwill impairment exists. The estimated fair value is determined based on market capitalization as the Company feels that this is the best indicator of fair value due to the Company being reported as a single reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the reporting unit’s carrying amount exceeds its fair value, the Company would perform the second step of the goodwill impairment test to measure the potential impairment loss amount by comparing the implied fair value of goodwill with its carrying amount. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of its assets and liabilities and assigning the excess amount to goodwill. If the implied fair value of goodwill is less than its carrying amount, an, impairment loss is recognized for difference between the carrying amount of goodwill and its implied fair value.

We review goodwill at the reporting unit level on an annual basis at the end of the fourth fiscal quarter of each year, or more frequently if events and circumstances indicate that the asset might be impaired. The Company has concluded that although individual Company restaurants qualify as individual operating components, the Company meets the criteria within ASC 350-20-35-1 and aggregates components into a single reporting unit. We determined the components can be aggregated due to the similar economic characteristics of each store. We performed our annual impairment analysis in December 2015 and determined that there was no impairment of goodwill.

Indefinite Intangible Assets: Indefinite intangible assets consists of trademarks and liquor licenses. In accordance with ASC Topic 350, other indefinite intangible assets are not amortized. The Company performs an impairment test on an annual basis at the end of the fourth fiscal quarter of each year, or more frequently if events and circumstances indicate that the asset might be impaired. ASC Topic 350 requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. We recognize an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. As of December 28, 2015, the Company determined that there was no impairment.

Intangible Assets: The Company uses assumptions in establishing the initial carrying value, fair value and estimated lives of its intangible assets. The criteria used for these assumptions include management’s estimate of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization expense are based on an estimate of the period that the assets will generate revenues or otherwise be used by us. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset’s ability to generate positive cash flow, a significant decline in the economic and competitive environment on which the asset depends and significant changes in the our strategic business objectives.

Intangible assets consist of net favorable leases and reacquired franchise rights, and are stated at cost less accumulated amortization. Intangible assets with a finite life are amortized using the straight-line method over their estimated useful lives, which range from two to ten years.

The Company periodically reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. No impairment of our intangible assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable during the year ended December 28, 2015.

Lease Termination Charges: ASC 420-10-30, Exit or Disposal Cost Obligations (“ASC 840-10-30”), requires companies to recognize a liability for the costs associated with an exit or disposal activity when the liability is incurred, rather than at the time of a commitment to an exit or disposal plan. For all exit activities, we estimate our likely liability under contractual leases for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord.

Accounting for Lease Obligations: In accordance with ASC 840-10-25, Leases (“ASC 840-10-25”), we recognize rent expense on a straight-line basis over the lease term commencing on the date we take possession. We include any rent escalations, rent abatements during the construction period and any other rent holidays in our straight-line rent expense calculation.

Landlord Allowances: In accordance with ASC 840-10-25, we record landlord allowances as deferred rent in other long-term liabilities on the consolidated balance sheets and amortize them on a straight-line basis over the term of the related leases.

Stock-Based Compensation Expense: In accordance with ASC 718-10-25, Compensation – Stock Compensation (“ASC 718-10-25”), which requires employee stock based payments to be accounted for under the fair value method. Under this method, the Company is required to record compensation cost based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods. The Company uses the straight-line amortization method for recognizing stock-based compensation expense. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of grant.

Income Taxes: In accordance with ASC 740, Accounting for Income Taxes (“ASC 740”), we have recorded a full valuation allowance to reduce our deferred tax assets that relate primarily to net operating loss carry-forwards. Our determination of the valuation allowance is based on an evaluation of whether it is more likely than not that we will be able to utilize the net operating loss carry-forwards based on the Company’s operating results. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets.

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

Comparable Restaurant Sales

In calculating comparable restaurant sales, we include a restaurant in the comparable restaurant base after it has been in operation for 15 full months. We remove from the comparable restaurant base for the period any restaurant that is temporarily shut down for remodeling during that period. We also remove restaurants that have been closed and relocated from the comparable restaurant base and treat the new location as a non-comparable location until it meets the definition of a comparable unit. At fiscal years ended December 28, 2015 and December 29, 2014, there were 60 restaurants in our comparable restaurant base for both years.

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

Business Combinations

Hearthstone Merger. On April 1, 2015, Cosi, Inc. (the “Company”) completed the previously-announced merger of Hearthstone Associates, LLC (“Associates”) with and into a wholly-owned subsidiary of the Company, with Associates surviving as a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, Hearthstone Partners, LLC (“Partners”), a wholly-owned subsidiary of Associates, became an indirect subsidiary of the Company. The Merger resulted in the Company acquiring 13 franchise restaurants from Associates and Partners (“Hearthstone”).

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

The Company accounted for this transaction in accordance with ASC 805, Business Combinations (“ASC 805”), by allocating the purchase price to the assets purchased and liabilities assumed based upon their preliminary estimated fair values as of the date of the acquisition, which were determined in conjunction with an independent third party valuation, as follows:

Accounts receivable	$348
Inventory	134
Prepaid expenses and other current assets	226
Property and equipment	3,857
Intangible assets	3,100
Goodwill	11,435
Other long term assets	154
Total assets	19,254

Accounts payable	1,156
Accrued expenses	777
Long-term debt	10,821
Deferred tax liability	1,835
Total liabilities	14,589
Purchase price	$4,665

The Company has allocated the cost to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill. Fair value of intangible assets was determined using a combination of the income approach and the cost approach. The resulting goodwill is derived from the expected value of the acquired franchise locations and management know-how. The total amount of goodwill that is expected to be deductible for tax purposes is $3.2 million. The Company incurred indirect transaction costs related to the acquisition of approximately $0.2 million through April 1, 2015, and these costs are included in general and administrative expense in the accompanying consolidated statement of operations and comprehensive loss.

Management is responsible for the valuation of net assets acquired and considered a number of factors, including valuations and appraisals, when estimating the fair values and estimated useful lives of acquired assets and liabilities assumed.

As part of the Merger, the Company entered into an Indemnification and Holdback Agreement with our Chief Executive Officer (“CEO”), who was also the principal owner of Associates. Pursuant to this agreement, the CEO agreed to indemnify the Company for certain liabilities, including accounts payable and other obligations (the “A/P Amounts”) owed to third parties for goods and services received by Associates or its subsidiaries, which were past due as of the closing of the Merger or were otherwise not in compliance with the provisions of the previously disclosed Election to Cause Merger Agreement, dated as of March 18, 2014, as amended by Amendment No. 1 dated as of April 1, 2015, between the Company and the holders party thereto.

Pursuant to the Holdback Agreement, the parties agreed that, until resolution of the retained liabilities, the Company would hold in escrow a portion of the shares (“Holdback Shares”) that would otherwise have been distributed to Mr. Dourney upon consummation of the Merger. For the A/P Amounts, the Company held back 191,939 shares of the Company’s common stock (the “A/P Holdback Shares”).

On February 26, 2016, the Company and Mr. Dourney entered into an Agreement (the “Agreement”) to resolve the A/P Amounts. Pursuant to the Agreement, Mr. Dourney forfeited, and the Company agreed to accept, the A/P Holdback Shares, and the Company agreed to waive and release Mr. Dourney from any obligation to retain, or indemnify the Company for, the A/P Amounts.

Results of Operations

The following table sets forth our operating results as a percentage of total revenues, except where otherwise noted, for the periods indicated:

	Fiscal Year
	2015	2014
Revenues:
Restaurant net sales	97.7%	96.3%
Franchise fees and royalties	2.3	3.7
Total revenue	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	26.7	26.8
Restaurant labor and related benefits (1)	37.7	38.8
Occupancy and other restaurant operating expenses (1)	36.2	37.0
	100.6	102.6
General and administrative expenses	13.3	15.9
Depreciation and amortization	3.6	3.1
Provision for losses on asset impairments and disposals	1.5	0.4
Closed store costs	0.1	0.2
Lease termination costs	0.3	1.9
Gain on sale of assets	—	(0.1)
Total costs and expenses	117.3	120.3
Operating loss	(17.3)	(20.3)

Interest expense	(1.1)	(0.6)
Debt issuance and debt discount amortization	(0.7)	(0.6)
Other income	—	0.1
Total other expense	(1.8)	(1.1)
Net loss before income taxes	(19.1)	(21.4)
Benefit from income tax	1.7	—
Net loss and comprehensive loss	(17.4)	(21.4)
(1)	Expressed as a pecentage of restaurant net sales versus all other items expressed as a percentage of total revenue.

Fiscal Year 2015 (52 weeks) compared to Fiscal Year 2014 (52 weeks)

Restaurant Net Sales

	Restaurant Net Sales
	(in thousands)	as a % of total revenues
Fiscal 2015	$87,867	97.7%
Fiscal 2014	$74,905	96.3%

Restaurant net sales increased 17.3%, or approximately $13.0 million, during fiscal 2015, as compared to fiscal 2014. This increase was the result of incremental net sales of $13.4 million from the 13 Hearthstone restaurants added to the corporate portfolio, $1.0 million from the comparable restaurant base and $3.5 million from the non-comparable restaurant base, offset by net sales decreases of $5.0 million from closed restaurants. The increase in comparable restaurant net sales was the result of approximately 0.3% increase in transactions and approximately 1.3% increase in average check.

Franchise Fees and Royalties

	Franchise Fees and Royalties
	(in thousands)	as a % of total revenues
Fiscal 2015	$2,023	2.3%
Fiscal 2014	$2,853	3.7%

Franchise Fees and Royalties: Franchise fees and royalties decreased 1.4% or approximately $0.8 million in fiscal 2015 as compared to fiscal 2014 due to the Company’s acquisition of four franchise restaurants from Franchisees and the Hearthstone merger which resulted in the conversion of 13 Hearthstone franchise restaurants to Company-owned restaurants, partially offset by the opening of five new franchise restaurants.

Costs and Expenses

	Cost of Food and Beverage
	(in thousands)	as a % of total revenues
Fiscal 2015	$23,489	26.7%
Fiscal 2014	$20,078	26.8%

Cost of food and beverage: Cost of food and beverages, as a percentage of restaurant net sales, for fiscal 2015, decreased by 0.1% when compared to fiscal 2014. This decrease was primarily the result of operational improvements and stability in the costs of certain contracted commodities.

	Restaurant Labor and Related Benefits
	(in thousands)	as a % of total revenues
Fiscal 2015	$33,168	37.7%
Fiscal 2014	$29,046	38.8%

Restaurant labor and related benefits: Restaurant labor and related benefits, as a percentage of restaurant net sales, for fiscal 2015, decreased by 1.1% when compared to fiscal 2014. The decrease was due to the lower cost of medical insurance related benefits and efficiencies generated by the prior phase of operational initiatives, offset by the investments in staffing and training required to drive future efficiencies, productivity, and overall guest experience.

	Occupancy and Other Restaurant Operating Expenses
	(in thousands)	as a % of total revenues
Fiscal 2015	$31,815	36.2%
Fiscal 2014	$27,720	37.0%

Occupancy and other restaurant operating expenses: Occupancy and other restaurant operating expenses, as a percentage of restaurant net sales, for fiscal 2015, decreased by .8% compared to fiscal 2014. The decrease is a result of newly acquired restaurants with higher sales volumes and lower fixed costs.

	General and Administrative Expenses
	(in thousands)	as a % of total revenues
Fiscal 2015	$11,972	13.3%
Fiscal 2014	$12,359	15.9%

General and Administrative Expenses: The Company reduced its general and administrative expenses by approximately $0.5 million in fiscal 2015 compared to fiscal 2014. The decrease was the result of savings generated by the relocation of the corporate headquarters from Chicago, Illinois to a smaller space in Boston, Massachusetts, and the savings in overhead expenses in the second half of fiscal 2015, mostly offset by non-recurring costs associated with the turnover in the Chief Financial Officer role, the legal and other professional costs associated with the Merger of Hearthstone Associates, and the non-cash costs related to executive stock compensation and bad debt reserves related to notes receivable.

	Depreciation and Amortization
	(in thousands)	as a % of total revenues
Fiscal 2015	$3,200	3.6%
Fiscal 2014	$2,394	3.1%

Depreciation and amortization: The depreciation and amortization expense, as a percentage of total revenues, in fiscal 2015 increased by 0.5% compared to fiscal 2014. The increase is due the amortization related to intangible assets as well as a higher depreciation of assets as a result of the Merger.

	Provision for Losses on Asset Impairments and Disposals
	(in thousands)	as a % of total revenues
Fiscal 2015	$1,344	1.5%
Fiscal 2014	$346	0.4%

Provision for losses on asset impairments and disposals: In fiscal 2015 and 2014, we recorded an impairment loss of approximately $1.3 and $0.3 million, respectively as a result of portfolio rebalancing efforts which consists of exiting and / or considering exiting our most unprofitable Company-owned restaurants and impairing all related assets.

	Closed Store Costs
	(in thousands)	as a % of total revenues
Fiscal 2015	$126	0.1%
Fiscal 2014	$172	0.2%

Closed store costs: In fiscal 2015 and 2014, closed store costs related to the closing of four and ten Company-owned restaurants, respectively, resulting from the ongoing assessment and optimization of our restaurant portfolio.

	Lease Termination Costs
	(in thousands)	as a % of total revenues
Fiscal 2015	$286	0.3%
Fiscal 2014	$1,468	1.9%

Lease termination costs: Lease termination costs in fiscal 2015 related to rent payments from an underperforming closed location in dispute with the landlord over the early termination of the lease, and a settlement payment to resolve litigation with a former landlord. In fiscal 2014, lease termination costs of approximately $1.5 million related to the closing of ten Company-owned restaurants due to the continued assessment and optimization of our restaurant portfolio.

	Gain on Sale of Assets
	(in thousands)		as a % of total revenues
Fiscal 2015		—	0.1%
Fiscal 2014	$	(50)	-0.1%

Gain on sale of assets: The gain on sale of assets in fiscal 2014 is related to the sale of one liquor license. There were no sale of assets in fiscal 2015.

	Interest, Net
	(in thousands)	as a % of total revenues
Fiscal 2015	$1,029	1.1%
Fiscal 2014	$470	0.6%

Interest, Net: Net Interest expense in fiscal 2015 increased by approximately $0.6 million compared to fiscal 2014. The increase relates to interest on the senior secured promissory notes issued during fiscal 2014, as well as debt acquired upon completion of the Merger, which occurred on April 1, 2015.

	Debt Issuance and Debt Discount Amortization
	(in thousands)	as a % of total revenues
Fiscal 2015	$658	0.7%
Fiscal 2014	$446	0.6%

Debt issuance and discount amortization: Debt issuance and debt discount amortization in fiscal 2015 and 2014 related to the amortization associated with the discount on the senior secured promissory notes issued during Quarter 2 in fiscal 2014.

	Benefit from income tax
	(in thousands)	as a % of total revenues
Fiscal 2015	$1,508	1.7%
Fiscal 2014	$0	0.0%

Benefit from income tax: The tax benefit recorded in the year ended December 28 2015, is primarily related to the reversal of our valuation allowance against the Hearthstone deferred tax liabilities recorded in purchase accounting, partially offset by the income tax expense related to the amortization of goodwill for tax purposes for which there is no corresponding book deduction. The goodwill amortization results in a deferred tax liability, the reversal of which cannot be forecasted, and therefore, cannot be used as a source of income to support the realizability of our deferred tax assets.

Liquidity and Capital Resources

On April 1, 2015, upon completion of the Merger, we acquired, through Associates and Partners approximately $11.0 million of indebtedness (“Indebtedness”). As a condition of obtaining the consent to the Merger of Partners’ lender, the Company agreed to certain amendments to, and to guaranty the obligations of Partners under, those certain loan documents (the “Loan Documents”) previously entered into by Partners with First Franchise Capital Corporation (“FFCC”), as previously disclosed in the Company’s filings with the SEC. Pursuant to the Guaranty in favor of FFCC, the Company placed $5.0 million in a control account as cash collateral to secure the Company’s obligations under the Guaranty, which has been classified as restricted cash on the consolidated balance, which was paid in full on December 31, 2015. Approximately $5.8 million of the Indebtedness was paid off shortly following the closing of the merger.

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

Cash and cash equivalents were approximately $5.2 million on December 28, 2015, compared with $21.1 million on December 29, 2014. We had negative working capital of approximately $0.3 million on December 28, 2015, compared with positive working capital of approximately $13.2 million on December 29, 2014. The $13.5 million decrease in working capital is the net effect of the proceeds raised from the 2015 Private Placement Transaction completed during Q2 2015, offset by debt repayments of principal, capital improvements, cash collateralization securing a loan payable, and funding our operating loss, net of depreciation and other non-cash expenses. Our primary requirements for cash in 2016 will be for sustaining the steady-state of our operations, including funding working capital needs and maintenance of our existing facilities.

Net cash used in operating activities during fiscal 2015 and fiscal 2014 was approximately $14.3 and $14.0 million, respectively. The increase is a result of concerted efforts to reduce accounts payable and accrued expenses by paying down vendor accounts.

Net cash used in investing activities was approximately $5.0 million and $1.8 million during fiscal 2015 and fiscal 2014, respectively. During fiscal 2015, we invested $4.8 million in capital expenditures relating to the maintenance and development of Company-owned restaurants, upgrades to our point-of-sale system, and the upkeep of our restaurants.

Net cash provided by financing activities during fiscal 2015 and fiscal 2014 was approximately $3.4 million and approximately $31.3 million, respectively. During fiscal 2015, we raised approximately $15.2 million of net proceeds from the 2015 Private Placement Transaction, repaid approximately $6.8 million of long-term indebtedness and collateralized $5.0 million of cash associated with the FFCC Notes acquired upon completion of the Merger. During fiscal 2014, we raised $19.7 million from a shareholder rights offering, $7.5 million from the proceeds of long-term debt and $4.8 million from stock purchase agreements, offset by $0.4 million of issuance costs of long-term debt and stock warrants.

On December 31, 2015, the Company paid off the balance of the FFCC Indebtedness, in the amount of approximately $4.4 million using the funds in the restricted control account. The excess funds in the control account, in the net amount of approximately $0.6 million, were returned to the Company.

Regarding the notes receivable, as of December 28, 2015, the last 13 quarterly payments of $62,500 each were not received as scheduled in accordance with the terms of the Subordinated Secured Promissory Note associated with the sale of restaurants to a franchisee in 2010. As of December 28, 2015, the Company has fully reserved the balance of $1.1 million against that Subordinated Secured Promissory Note. Based on recent discussions with the franchisee, the Company continues to pursue collection.

We believe that our current cash and cash equivalents, expected cash flows from Company-owned restaurant operations, expected franchise fees and royalties, and expected reductions in general and administrative expenses, not yet reflected as of December 28, 2015, will be sufficient to fund our cash requirements for working capital needs, and the maintenance of our restaurants and debt obligations through the first quarter of 2017. We have two debt obligations, MILFAM Note with a $5.0 million principal balance due on April 14, 2017 and AB Note with $2.5 million principal balance due on May 20, 2017.

Our conclusion is based on the Company’s projected sources of cash from operating results derived from a sensitivity analysis that projects varying levels of consumer demand, sources of cash, and uses of cash analyzed through multiple risk-adjusted scenarios and the associated contingencies related to each. In analyzing our uses of cash from capital projects for the twelve-months period ended December 28, 2015, 75.0% were related to the construction of three Company-owned restaurants, the implementation of a new POS system, and large-scale remodels in select restaurants. We do not anticipate new construction of Company-owned restaurants, material technology implementations, or additional large-scale capital projects in fiscal 2016. Also, the Company executed additional reductions totaling $2.8 million on an annualized basis in general and administrative expenses in November 2015, which immediately reduced uses of cash related to overhead requirements on a monthly basis. Moreover, the Company has continued to realize sustained improvements to the restaurants’ operating and economic model and the associated reductions in cash burn from the restaurant portfolio. As part of this strategy we are considering a number of additional initiatives, as needed, to ensure the profitability of our portfolio, including divesting of unprofitable units. Finally, we are relentlessly pursuing the development of our franchise system. As part of this strategy, we are evaluating the sale of a restaurant or a group of restaurants to serve as a base for new franchisees looking to develop Cosi® in certain markets.

If our Company-owned restaurants do not generate the cash flow levels that we expect, if new franchise restaurants do not open according to expectations, if we do not generate the franchise fees and royalties that we currently expect, or if we experience other unforeseen circumstances, we may have to effect further reductions in general and administrative expenses, seek to more aggressively exit unprofitable locations, sell certain Company-owned locations to third parties, and/or take other actions necessitated by the impact of such unanticipated circumstances.

We have entered into agreements that create contractual obligations. These obligations will have an impact on future liquidity and capital resources. The table below presents a summary of these obligations as of December 28, 2015:

	Payments Due by Period (in thousands)
Description	Total Obligations	Due 2016	Due 2017	Due 2018	Due 2019	2020 and Thereafter
Operating leases (1)	50,437	11,911	9,055	6,956	5,870	16,645
Long-term debt (2)	13,273	1,392	8,442	3,439	—	—
Other long-term liabilities (3)	205	205	—	—	—	—

Total contractual cash obligations	$63,915	$13,508	$17,497	$10,395	$5,870	$16,645
(1)	Amounts shown are net of an aggregate $0.07 million of sub-lease rental income due under non-cancelable subleases and include accrued contractual lease increases of approximately $1.3 million, which are included in other long-term liabilities in the accompanying consolidated balance sheet at December 28, 2015.

We are obligated under non-cancelable operating leases for our restaurants and our administrative offices. Lease terms are generally ten years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance and common area and other operating costs. Some restaurant leases provide for contingent rental payments which are not included in the above table.

(2)	Represents principal and interest in relation to the FFCC notes, MILFAM and AB Notes.
(3)	Amounts shown are related to contractual obligations for lease termination agreements. These obligations are non-interest bearing and are included in other liabilities in the accompanying consolidated balance sheets.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the lease from the date we take possession. Our obligation with respect to these scheduled rent increases has been included as a component in other “Other long-term liabilities, net of current portion” in the accompanying consolidated balance sheets, and totaled approximately $1.3 million and $1.1 million for fiscal 2015 and 2014, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other liabilities in the accompanying consolidated balance sheets for fiscal 2015 and 2014 are landlord allowances of approximately $0.1 million and $0.2 million in each year.

As of December 28, 2015 and December 29, 2014, the Company had approximately $0.2 million each year in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Other Assets” in the accompanying consolidated balance sheets.

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

Selected Quarterly Financial Data

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All quarters in fiscal 2015 and 2014 include results for 13 weeks. The unaudited selected quarterly results for fiscal 2015 and 2014 are shown below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except share data)
Fiscal 2015

Total revenues	$17,908	$24,449	$23,517	$24,016
Total costs and expenses	$22,203	$28,323	$27,334	$26,229
Provision for losses on impairments	$18	$—	$94	$1,344

Net loss	$(4,313)	$(3,874)	$(3,911)	$(3,557)

Basic and diluted loss per share:	$(0.12)	$(0.08)	$(0.08)	$(0.08)

Fiscal 2014

Total revenues	$18,375	$20,670	$19,209	$19,504
Total costs and expenses	$21,501	$25,364	$23,141	$24,031
Provision for losses on impairments	—	$120	$216	$10

Net loss	$(3,126)	$(4,814)	$(4,148)	$(4,537)

Basic and diluted loss per share:	$(0.17)	$(0.27)	$(0.20)	$(0.18)

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

Interest Rate Risk

We do not have interest rate risk on our debt, as this rate is a fixed percentage. Our market risk exposures are related to our cash and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During fiscal 2015, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect during fiscal 2015 would not have resulted in a fluctuation of interest income. In fiscal 2014, the interest income we earned was immaterial.

Commodity Risk

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, production, availability, and other factors outside our control. Some of these commodities are purchased under agreements in effect for periods ranging from one month to one year, usually at fixed prices. As a result, we are subject to commodity risk that current market prices may be below our contractual prices. We also purchase certain ingredients at spot prices, as well as prices that are based on specific formulas related to key components within the commodity category, which could adversely affect our operating results in periods of rising commodity or ingredient prices if we choose, for competitive or other reasons, not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. In fiscal 2015 and 2014, we did not utilize derivative instruments in managing commodity risk.

Foreign Currency Risk

As of the end of fiscal 2015, all of our transactions are conducted, and our accounts are denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are included in this item:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cosi, Inc.
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Cosi, Inc. as of December 28, 2015 and December 29, 2014 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cosi, Inc. at December 28, 2015 and December 29, 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts

March 24, 2016

Cosi, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	December 28, 2015	December 29, 2014
Assets
Current assets:
Cash and cash equivalents	$5,152	$21,053
Credit card receivable	343	507
Accounts receivable, net of allowances of $223 and $118, respectively	899	581
Inventories	1,051	825
Prepaid expenses and other current assets	1,335	1,279
Total current assets	8,780	24,245

Furniture and fixtures, equipment and leasehold improvements, net	11,892	7,308
Notes receivable, net of allowances of $1,001 and $450, respectively	—	551
Intangible assets, net	2,642	—
Goodwill	11,632	—
Restricted cash	5,002	—
Other assets	1,313	1,327
Total assets	$41,261	$33,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,564	$1,519
Accrued expenses	6,920	9,336
Deferred franchise revenue	—	18
Current portion of other long-term liabilities	105	177
Current portion of long-term debt	473	—
Total current liabilities	9,062	11,050

Deferred franchise revenue	1,726	1,724
Other long-term liabilities, net of current portion	1,625	1,663
Long-term debt, net	10,669	6,623
Deferred income tax	327	—
Total liabilities	23,409	21,060

Commitments and Contingencies

Stockholders’ equity:
Common stock - $.01 par value; 100,000,000 shares authorized, 47,972,150 and 38,410,196 shares issued, respectively	479	383
Additional paid-in capital	344,296	323,256
Treasury stock, 59,886 shares at cost	(1,198)	(1,198)
Accumulated deficit	(325,725)	(310,070)
Total stockholders’ equity	17,852	12,371
Total liabilities and stockholders’ equity	$41,261	$33,431

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc
Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share data)

	December 28, 2015	December 29, 2014
Revenues:
Restaurant net sales	$87,867	$74,905
Franchise fees and royalties	2,023	2,853
Total revenues	89,890	77,758

Costs and expenses:
Cost of food and beverage	23,489	20,078
Restaurant labor and related benefits	33,168	29,046
Occupancy and other restaurant operating expenses	31,815	27,720
	88,472	76,844
General and administrative expenses	11,972	12,359
Depreciation and amortization	3,200	2,394
Restaurant pre-opening expenses	6	15
Provision for losses on asset impairments and disposals	1,344	346
Closed store costs	126	172
Lease termination costs	286	1,468
Gain on sale of fixed assets	—	(50)
Total costs and expenses	105,406	93,548
Operating loss	(15,516)	(15,790)
Other income (expense):
Interest expense	(1,029)	(471)
Debt issuance and debt discount amortization	(658)	(446)
Other income	40	82
Total other expense	(1,647)	(835)
Net loss before income taxes	(17,163)	(16,625)
Benefit from income tax	1,508	—
Net loss and comprehensive loss	$(15,655)	$(16,625)

Per Share Data:
Loss per share, basic and diluted	$(0.36)	$(0.82)

Weighted average common shares outstanding	44,094,340	20,271,585

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Stockholders’ Equity
(dollars in thousands, except share data

	Common Stock			Treasury Stock
	Number of Shares	Amount	Additional Paid In Capital	Shares of Treasury Stock	Amount Treasury Stock	Accumulated Deficit	Total
Balance, December 30, 2013	18,106,979	$181	$297,181	59,886	$(1,198)	$(293,445)	$2,719

Issuance of common stock net of issuance costs	17,222,942	172	24,014	—	—	—	24,186
Issuance of restricted stock, net of forfeitures	1,433,170	14	(14)	—	—	—	—
Stock-based compensation	—	—	509	—	—	—	509
Issuance of warrants	—	—	1,571	—	—	—	1,571
Exercise of warrants to purchase common stock	1,647,105	16	(5)	—	—	—	11
Net loss	—	—	—	—	—	(16,625)	(16,625)

Balance, December 29, 2014	38,410,196	$383	$323,256	59,886	$(1,198)	$(310,070)	$12,371

Issuance of common stock in connection with merger	1,790,993	18	4,647	—	—	—	4,665
Issuance of restricted stock, net of forfeitures	610,195	6	(6)	—	—	—	—
Issuance of common stock in connection with private placement, net of issuance costs of $205	7,160,766	72	15,192	—	—	—	15,264
Stock-based compensation	—	—	1,207	—	—	—	1,207
Net loss	—	—	—	—	—	(15,655)	(15,655)

Balance, December 28, 2015	47,972,150	$479	$344,296	59,886	$(1,198)	$(325,725)	$17,852

The accompanying notes are an integral part of these consolidated financial statements.

Cosi, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	December 28, 2015	December 29, 2014
Cash flows from operating activities:
Net loss	$(15,655)	$(16,625)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,200	2,394
Amortization of debt issuance and debt discount costs	658	446
Gain on sale of assets	—	(50)
Asset impairments and disposals	1,344	374
Deferred income tax	(1,508)	—
Provision for bad debts	167	226
Provision for uncollectible notes receivable	551	—
Provision for lease termination reserve	286	(249)
Stock-based compensation expense	1,207	509
Interest expense paid in kind	—	470
Changes in operating assets and liabilities, net of effect of acquisitions
Credit cards receivable	163	(100)
Accounts receivable	(137)	(213)
Inventories	(84)	(46)
Prepaid expenses and other current assets	170	69
Other assets	33	101
Accounts payable and accrued expenses	(4,302)	(888)
Deferred franchise revenue	(10)	206
Other liabilities	(402)	(671)
Net cash used in operating activities	(14,319)	(14,047)
Cash flows from investing activities:
Capital expenditures	(4,769)	(1,880)
Proceeds from sale of assets	—	72
Cash paid for purchases of stores	(250)	—
Net cash used in investing activities	(5,019)	(1,808)
Cash flows from financing activities:
Net proceeds from issuance of private placement	15,264	—
Restricted cash	(5,002)	—
Principal payments on long-term debt	(6,825)	—
Proceeds from issuance of long-term debt	—	7,500
Proceeds from issuance of common stock	—	24,473
Proceeds from the issuance of warrants	—	11
Issuance of long-term debt and stock warrants	—	(690)
Net cash provided by financing activities	3,437	31,294
Net (decrease)/ increase in cash and cash equivalents	(15,901)	15,439
Cash and cash equivalents, beginning of year	21,053	5,614
Cash and cash equivalents, end of year	$5,152	$21,053
Supplemental disclosures of cash flow information:
Cash paid for:
Corporate franchise and income taxes	$376	$376
Interest	$970	$—
Non-cash Financing activities:
Issuance of common stock for acquisition (Note 1)	$4,665	$—
Issuance of stock warrants	$—	$1,571

The accompanying notes are an integral part of these consolidated financial statements.

COSI, INC.
Notes to Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2015 and December 29, 2014

Note 1.	Organization and Description of Business

Organization

Cosi, Inc., a Delaware corporation, owns, operates, and franchises fast-casual dining restaurants which sell high-quality, made-to-order hot and cold sandwiches, hand-tossed salads, bowls, soups, appetizers, flatbread pizzas, Squagels®, breakfast wraps and other breakfast products, S’mores and other desserts, and a variety of house coffees and other espresso-based beverages, handcrafted specialty drinks, along with soft drinks, flavored teas, bottled beverages including premium still and sparkling waters, teas and, in some locations, beer and wine. As of December 28, 2015, there were 79 Company-owned and 31 franchised restaurants operating in 15 states, the District of Columbia, the United Arab Emirates, and Costa Rica.

Hearthstone Merger

On April 1, 2015, Cosi, Inc. (the “Company”) completed the merger of Hearthstone Associates, LLC (“Associates”) with and into a wholly-owned subsidiary of the Company, with Associates continuing as the surviving entity (the “Merger”). Upon completion of the Merger, Associates became a wholly-owned subsidiary of the Company, and Hearthstone Partners, LLC (“Partners”), a wholly-owned subsidiary of Associates, became an indirect wholly-owned subsidiary of the Company. As a result of this acquisition, the Company acquired 13 franchise restaurants from Associates and Partners (“Hearthstone”). The operations of Hearthstone have been included in the Company’s consolidated financial statements from the date of acquisition.

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

In connection with the Merger, and as a condition of obtaining the consent of Partners’ lender, the Company agreed to guaranty the obligations of Partners under certain loan documents previously entered into by Partners with First Franchise Capital Corporation (“Lender” or “FFCC”). The Company placed $5.0 million in a control account as cash collateral to secure the Company’s obligations under the Guaranty, which has been classified as restricted cash on the fiscal 2015 consolidated balance sheet.

The Company accounted for this transaction in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), by allocating the purchase price to the assets purchased and liabilities assumed based upon their preliminary estimated fair values as of the date of the acquisition, which were determined in conjunction with an independent third party valuation, as follows (in thousands):

Accounts receivable	$348
Inventory	134
Prepaid expenses and other current assets	226
Property and equipment	3,857
Intangible assets	3,100
Goodwill	11,435
Other long term assets	154
Total assets	19,254

Accounts payable	1,156
Accrued expenses	777
Long-term debt	10,821
Deferred tax liability	1,835
Total liabilities	14,589
Purchase price	$4,665

The Company has allocated the cost to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill. Fair value of intangible assets was determined using a combination of the income approach and the cost approach. The resulting goodwill is derived from the expected value of the acquired franchise locations and management know-how. The total amount of goodwill that is expected to be deductible for tax purposes is $3.2 million. The Company incurred indirect transaction costs related to the acquisition of approximately $0.2 million through April 1, 2015, and these costs are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.

Management is responsible for the valuation of net assets acquired and considered a number of factors, including valuations and appraisals, when estimating the fair values and estimated useful lives of acquired assets and liabilities assumed.

As part of the Merger, the Company entered into an Indemnification and Holdback Agreement with our Chief Executive Officer (“CEO”), who was also the principal owner of Associates. Pursuant to this agreement, the CEO agreed to indemnify the Company for certain liabilities, including accounts payable and other obligations (the “A/P Amounts”) owed to third parties for goods and services received by Associates or its subsidiaries, which were past due as of the closing of the Merger or were otherwise not in compliance with the provisions of the previously disclosed Election to Cause Merger Agreement, dated as of March 18, 2014 (as amended April 1, 2015) between the Company and the holders party thereto.

Pursuant to the Holdback Agreement, the parties agreed that, until resolution of the retained liabilities, the Company would hold in escrow a portion of the shares (“Holdback Shares”) that would otherwise have been distributed to Mr. Dourney upon consummation of the Merger. For the A/P Amounts, the Company held back 191,939 shares of the Company’s common stock (the “A/P Holdback Shares”).

On February 26, 2016, the Company and Mr. Dourney entered into an Agreement (the “Agreement”) to resolve the A/P Amounts. Pursuant to the Agreement, Mr. Dourney forfeited, and the Company agreed to accept, the A/P Holdback Shares, and the Company agreed to waive and release Mr. Dourney from any obligation to retain, or indemnify the Company for, the A/P Amounts.

Other intangible assets, net, excluding goodwill, are being amortized on a straight-line basis over their estimated lives, and were comprised of the following at April 1, 2015 (in thousands):

Identified Intangible Asset	Estimated Lives Useful Life (Years)	Gross Carrying Amount
Net favorable leases	2 to 5 years	$500
Reacquired franchise rights (old locations)	4 years	1,500
Reacquired franchise rights (new locations)	10 years	1,100
		$3,100

The unaudited pro forma sales for Cosi as if the Hearthstone Merger occurred on December 30, 2013 was $92.1 million and $91.2 million for fiscal 2015 and fiscal 2014, respectively. The Company has not disclosed the net loss or net loss per share due to the impractical nature of obtaining that information.

For the year ended December 28, 2015, approximately $13.4 million of revenue from the franchise restaurants acquired in the Merger, is included in the Company’s consolidated statement of operations and comprehensive loss.

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

Note 2.	Liquidity, Capital Resources and Management’s Plans

We believe that our current cash and cash equivalents, expected cash flows from Company-owned restaurant operations, expected franchise fees and royalties, and expected reductions in general and administrative expenses not yet reflected as of December 28, 2015, will be sufficient to fund our cash requirements for working capital needs, the maintenance of our restaurants, and debt payments through the first quarter 2017.

Our conclusion is based on the Company’s projected sources of cash from operating results derived from a sensitivity analysis that projects varying levels of consumer demand, sources of cash, and uses of cash analyzed through multiple risk-adjusted scenarios and the associated contingencies related to each. In analyzing our uses of cash from capital projects for the twelve-months period ended December 28, 2015, 75% were related to the construction of three Company-owned restaurants, the implementation of a new point of sale system, and large-scale remodels in select restaurants. We do not anticipate new construction of Company-owned restaurants, material technology implementations, or additional large-scale remodels in 2016. Also, the Company expects to effect additional reductions in general and administrative expenses in 2016, as compared to 2015 expenses.

If our Company-owned restaurants do not generate the cash flow levels that we expect, if new franchise restaurants do not open according to expectations, if we do not generate the franchise fees and royalties that we currently expect, or if we experience other unforeseen circumstances, we may have to effect further reductions in general and administrative expenses, seek to sell certain Company-owned locations to franchisees and/or other third parties, or take other actions necessitated by the impact of such unanticipated circumstances

Note 3.	Summary of Significant Accounting Policies

Certain significant accounting policies not disclosed elsewhere in the notes to these consolidated financial statements are set forth below.

Fiscal Year

Our fiscal year ends on the Monday closest to December 31. Fiscal years ended December 28, 2015 and December 29, 2014 are referred to as fiscal 2015 and 2014, respectively. Both fiscal 2015 and 2014 included 52 weeks.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, such as valuation of long-lived, definite and indefinite-lived assets, estimated useful lives of assets, the reasonably assured lease terms of operating leases, allowance for doubtful accounts, the fair value of equity-based compensation, the calculation of self-insurance reserves and deferred tax valuation allowances, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

The consolidated financial statements reflect certain reclassifications of prior year amounts to conform to the classification in the current period. The fiscal 2014 reclassifications include amounts within cash and cash equivalents, credit card receivable, and note receivable on the consolidated balance sheets to conform with current period classifications. Additionally, the Company reclassified the previously combined lease termination costs and closed store costs accounts into separate line items on the consolidated statements of operations and comprehensive loss. The consolidated statement of cash flows for fiscal 2014 reclassed the non-cash portion of the provision for lease termination costs from the change in other long-term operating activities. The reclassifications had no effect on the current or previously reported net loss in the consolidated statements of operations and comprehensive loss.

Business Combinations

In accordance with ASC 805-10, Business Combinations (“ASC 805-10”), we use the purchase method of accounting for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria if an intangible asset does not arise from contractual or other legal rights shall be recognized as an asset apart from goodwill only if it is separable, that is, it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

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

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and accrued liabilities, and long-term debt. The carrying values of our financial instruments approximate fair value of fixed rate long-term debt, which is recorded at amortized cost.

Inventories

Inventories are stated at cost on a specific identification basis and consists principally of food, beverage, liquor, food supplies and related packaging.

Restricted Cash

In connection with the Merger, the Company placed $5.0 million in a control account as cash collateral to secure the Company’s obligations under the Guaranty, which has been classified as restricted cash on the fiscal 2015 consolidated balance sheet. At the Company’s written request, but not more often than once in any given twelve (12) month period, the Company may request that FFCC partially release a portion of the cash collateral provided that the principal balance of the cash collateral shall never be less than the aggregate of (i) the outstanding principal balance of the loan, evidenced by the FFCC Notes, plus (ii) an amount equal to (a) all accrued but unpaid interest, fees, costs and expenses, and (b) a reserve in an amount based on an estimated ninety (90) days of interest accrual. As of December 28, 2015, the amount of principal available for release is $0.7 million. The FFCC loan was paid off in full on December 31, 2015. See “Subsequent Events” Footnote.

Revenue Recognition

Restaurant Net Sales. Our Company-owned restaurant sales are composed almost entirely of food and beverage sales. We record revenue at the time of the purchase of our products by our customers.

Franchise Fees and Royalties. Franchise fees and royalties include fees earned from franchise agreements entered into with area developers and franchise operators, as well as royalties received based on sales generated at franchised restaurants. We recognize the franchise fee in the period in which a franchise location opens or when fees are forfeited as a result of a termination of an area development agreement. We recognize franchise royalties in the period in which sales are made by our franchise operators. Initial franchise fees received in advance are recorded as deferred franchise revenue and are recognized as revenue when a franchised restaurant is opened as all material services and conditions related to the franchise fee have been substantially performed upon the restaurant opening.

Gift Card Sales. We offer our customers the opportunity to purchase gift cards at our restaurants and through our website. Customers can purchase these cards at varying dollar amounts. At the time of purchase by the customer, we record an unredeemed gift cards/certificates liability for the face value of the card purchased. We recognize the revenue and reduce the gift card liability when the gift card is redeemed. Gift card breakage is followed in accordance with the unclaimed property laws under the state of Delaware.

Restaurant Pre-opening Expenses

Restaurant pre-opening expenses are expensed as incurred and include the costs of recruiting, hiring and training the initial restaurant work force, travel, the cost of food and labor used during the period before opening, the cost of initial quantities of supplies and other direct costs related to the opening or remodeling of a restaurant. Restaurant pre-opening expenses also include rent expense recognized on a straight-line basis from the date we take possession through the period of construction or renovation prior to opening the restaurant. The restaurant pre-opening expenses that we incurred during fiscal 2015 and 2014 relate to the opening of one relocated restaurant in Baltimore, Maryland and the opening of one new restaurant in Chicago, Illinois, respectively.

Advertising Costs

Domestic franchise-operated Cosi® restaurants contribute 1.0% of their sales to a national marketing fund and are also required to spend 1.0% of their sales on advertising in their local markets. Our international franchise-operated restaurants contribute 0.5% of their sales to an international marketing fund. The Company also contributes 1.0% of sales from Company-owned restaurants to the national marketing fund. The Company’s contributions, as well as its own local market media costs, are recorded as part of occupancy and other restaurant operating expenses on the Company’s consolidated statements of operations. Advertising costs are included as part of occupancy and other restaurants operating expenses on the consolidated statements of operations and comprehensive loss and are expensed as incurred and were approximately $1.7 million and $1.0 million in fiscal 2015 and 2014, respectively.

Recently Issued Accounting Standards

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). This standard update is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current U.S. GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. The amendments in ASU 2015-02 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The adoption of ASU 2015-02 is not expected to have an impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The ASU exempts prepaid gift certificates from the guidance on extinguishing financial liabilities. The gift certificates will be subject to breakage accounting consistent with the new revenue standard, see below. Breakage should only be recognized to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. The ASU is effective for or fiscal years beginning after December 15, 2017, and is applied either using a modified retrospective transition method or retrospectively. Early adoption is permitted. Adoption of the standard is not expected to have a material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented.. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard update requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using any method other than last-in, first-out (“LIFO”) or the retail inventory method. This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position or results of operations.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). The Company has early adopted this standard update which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, or ASU 2015-17, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Company has elected to early adopt ASU 2015-17 retrospectively in the fourth quarter of 2015. As a result, all deferred tax assets and liabilities have been presented as noncurrent in its consolidated balance sheets as of December 28, 2015 and December 29, 2014. There was no impact on the Company’s results of operations as a result of the adoption of ASU 2015-17.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

Note 4.	Accounts Receivable, Net

Trade accounts receivable are stated at net realizable value. The Company maintains a reserve for potential uncollectible accounts based on historical trends and known current factors impacting the Company’s customers or franchisees.

Accounts receivable, net consist of the following (in thousands):

	December 28, 2015	December 29, 2014
Accounts receivable, trade	$792	$408
Due from franchisees	206	190
Other	124	101
Total receivables	1,122	699
Less: allowance for doubtful accounts	(223)	(118)
Accounts receivable, net	$899	$581

A summary of the reserve for doubtful accounts follows (in thousands):

Balance as of December 29, 2014	$118
Charged to costs and expenses	167
Deductions	(62)
Balance as of December 28, 2015	$223
Note 5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 28, 2015	December 29, 2014
Prepaid insurance	$—	$1,208
Withholding tax receivable	1,125	$—
Other	210	71
Prepaid expenses and other current assets	$1,335	$1,279

Note 6.	Furniture and Fixtures, Equipment and Leasehold Improvements

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

Furniture and fixtures, equipment and leasehold improvements consist of the following (in thousands):

	December 28, 2015	December 29, 2014
Leasehold improvements	$28,593	$29,481
Furniture and fixtures	7,802	9,110
Computer and telephone equipment	11,795	11,231
Restaurant equipment	11,239	14,957
Vehicles	39	39
Total furniture and fixtures, equipment and leasehold improvements	59,468	64,818
Less accumulated depreciation and amortization	(47,576)	(57,510)
Furniture and fixtures, equipment and leasehold improvements, net	$11,892	$7,308

Depreciation and amortization expense for fiscal 2015 and 2014 was approximately $3.2 million and $2.4 million, respectively.

ASC Topic 360, Property, Plant, & Equipment (“ASC Topic 360”), requires management judgments regarding the future operating and disposition plans for marginally-performing assets, and estimates of expected realizable values for assets to be sold. The application of this standard has been significant in recent years to operating results.

We evaluate possible impairment at the individual restaurant level periodically and record an impairment loss whenever we determine impairment factors are present. We consider a history of poor financial operating performance to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted cash flows, generally for the remainder of the lease term. We also evaluate on an ongoing basis the performance and trends for locations which may potentially be impaired. If management determines the current trends or initiatives will make an impact on the results we factor this into the calculation. Restaurants are not considered for impairment during the period before they enter the comparable restaurant base, unless specific circumstances warrant otherwise.

We considered all relevant valuation techniques that could be obtained without undue cost and effort, and concluded that the discounted cash flow approach continues to provide the most relevant and reliable means by which to determine fair value of the long-lived assets held and used. In accordance with the provisions of the impairment or disposal subsections of ASC 360-10, Property, Plant & Equipment, long-lived assets held and used with a carrying amount of $1.3 million were written down to their fair value, resulting in asset impairment and disposal charges of $1.3 million which were included in “provision for losses on asset impairments and disposals” in the accompanying consolidated statements of operations and comprehensive loss in fiscal 2015. We did not record any impairment charges during fiscal 2014.

The asset impairment charges relates to 12 underperforming restaurants as a result of the continued assessment and optimization of our restaurant portfolio.

Note 7.	Notes Receivable, Net

Notes receivable, net represent loans made to a franchisee arising from the refranchising of Company restaurants. The balance consists of the following:

	December 28, 2015	December 29, 2014
	(in thousands)
Sale of restaurant to a franchisee in 2010	925	925
Other	76	76
Total notes receivable	1,001	1,001
Less: allowance for doubtful accounts	(1,001)	(450)
Total notes receivable, net	$—	$551
Note 8.	Intangible Assets, net

Intangible assets are summarized in the following table as of December 28, 2015 (in thousands):

Identified Intangible Asset	Estimated Lives Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Net favorable leases	2 to 5 years	$500	$94	$406
Reacquired franchise rights (old locations)	4 years	1,500	281	1,219
Reacquired franchise rights (new locations)	10 years	1,100	83	1,017
		$3,100	$458	$2,642

Amortization expense related to intangible assets for the year ended December 28, 2015 was $0.5 million. There were no intangible assets at December 29, 2014.

Intangible assets with defined lives are also subject to ASC Topic 360, Property, Plant & Equipment. In accordance with ASC Topic 360, we did not note any triggering events that resulted in an impairment charge for fiscal 2015.

The estimated amortization expense for fiscal years 2016, 2017, 2018, 2019 and 2020 and thereafter is: $0.6 million, $0.6 million, $0.6 million, $0.2 million, $0.1 million and $0.5 million, respectively.

Note 9.	Goodwill

In accordance with ASC Topic 350, Goodwill and Other Intangible Assets (“ASC Topic 350”), goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to the reporting units that are expected to benefit from the synergies of the combination as of the acquisitions date. Under this standard, goodwill is not amortized. Goodwill impairment testing involves a two-step process. The Company first compares the fair value of the reporting unit to its respective carrying amount, including goodwill, to assess whether potential goodwill impairment exists. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the reporting unit’s carrying amount exceeds its fair value, the Company would perform the second step of the goodwill impairment test to measure the potential impairment loss amount by comparing the implied fair value of goodwill with its carrying amount. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of its assets and liabilities and assigning the excess amount to goodwill. If the implied fair value of goodwill is less than its carrying amount, an impairment loss is recognized for the difference between the carrying amount of goodwill and its implied fair value.

We review goodwill at the reporting unit level on an annual basis at the end of the fourth fiscal quarter of each year, or more frequently if events and circumstances indicate that the asset might be impaired. The Company has concluded that although individual company stores qualify as individual operating components, the Company meets the criteria within ASC 350-20-35-1 and aggregates components into a single reporting unit. We determined the components can be aggregated due to the similar economic characteristics of each restaurant. The Company did not recognize an impairment loss in fiscal 2015.

The following is a reconciliation of the beginning and ending balances of the Company's goodwill at December 28, 2015 (in thousands):

Balance at December 29, 2014	$—
Acquisition of Hearthstone Franchises	11,435
Acquisition of Columbia Franchise	197
Balance at December 28, 2015	$11,632
Note 10.	Other Assets

Other assets consist of the following (in thousands):

	December 28, 2015	December 29, 2014
Security deposits	$846	$721
Deferred financing costs	177	312
Trademarks	195	195
Liquor licenses	85	85
Other	10	14
Total other assets	$1,313	$1,327

Our indefinite-lived intangible assets consist of trademarks and liquor licenses which are classified in other assets on the consolidated balance sheets. In accordance with ASC Topic 350, other indefinite intangible assets are not amortized. On an annual basis or more frequently if events and circumstances indicate that the asset might be impaired, ASC Topic 350 requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. We recognize an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company did not recognize an impairment loss in 2015.

Note 11.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 28, 2015	December 29, 2014
Payroll and related benefits and taxes	$1,975	$1,932
Unredeemed gift cards/certificates	2,183	2,032
Insurance	8	1,229
Utilities	475	613
Rent	404	523
Professional and legal	271	376
Taxes other than income taxes	596	274
Deferred credits	239	278
Rights offering professional fees	—	265
Other	769	1,814
Total accrued expenses	$6,920	$9,336
Note 12.	Income Taxes

We account for income taxes in accordance with ASC 740-10, Income Taxes, which prescribes a comprehensive financial statement model of how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

The following table presents the components of the (benefit from) provision for income taxes for the periods presented (in thousands):

	December 28, 2015	December 29, 2014
Current:
Federal	$—	$—
State	—	—
Total current tax (benefit) provision	—	—
Deferred:
Federal	(1,128)	—
State	(380)	—
Total deferred tax (benefit) provision	(1,508)	—
Total (benefit) income taxes	$(1,508)	$—

The following table presents a reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before income taxes:

	December 28, 2015	December 29, 2014
Statutory federal income tax rate	34.0%	35.0%
State income taxes	1.5	4.6
Section 382 adjustment to net operating losses	(429.6)	—
	(394.1)	39.6
Less valuation allowance	402.9	(39.6)
Effective Tax Rate	8.8%	0.0%

The tax benefit recorded in the year ended December 28 2015, is primarily related to the reversal of our valuation allowance against the Hearthstone deferred tax liabilities recorded in purchase accounting, partially offset by the income tax expense related to the amortization of goodwill for tax purposes for which there is no corresponding book deduction. The goodwill amortization results in a deferred tax liability, the reversal of which cannot be forecasted, and therefore, cannot be used as a source of income to support the realizability of our deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax assets, net of any deferred tax liabilities, are as follows (in thousands):

	December 28, 2015	December 29, 2014
Deferred tax assets:
Net operating loss carryforward	$20,181	$96,350
Depreciation expense and impairment of long-lived assets	14,125	13,747
Contractual lease increases and other	824	529
Deferred franchise revenue	1,318	1,203
Stock-based compensation	185	1,293
Lease termination accrual	84	158
Allowance for doubtful accounts	499	462
Total deferred tax assets	37,216	113,742
Valuation allowance	(36,299)	(113,742)
Net deferred tax assets	917	—
Deferred tax liabilities:
Definite lived intangibles	(917)	—
Goodwill	(327)	—
Net deferred taxes	(1,244)	—
Net deferred tax liabilities	$(327)	$—

As of December 28, 2015, we have federal net operating tax loss carryforwards (NOLs) of approximately $45.5 million and state net operating loss carryforward of $92.4 million, which may be available to reduce future taxable income. The NOLs, if not used, will expire at various dates between 2018 through 2035. Included in the federal and state NOLs are deductions attributable to excess tax benefits from the vesting of restricted stock of $0.6 million and $0.9 million, respectively. The tax benefits attributable to these deductions are credited directly to additional paid-in capital upon utilization of these deferred tax assets to reduce taxes payable. We have recorded a valuation allowance to offset the benefit associated with the deferred tax assets described above due to the uncertainty of realizing the related benefits.

Under the Internal Revenue Code, an “ownership change” with respect to a corporation can significantly limit the amount of pre-ownership change NOLs and certain other tax assets that the corporation may utilize after the ownership change to offset future taxable income. An ownership change would occur if the aggregate stock ownership of holders of at least 5.0% of our stock increases by more than 50 percentage points over the preceding three year period. During the year ended December 28, 2015, the Company completed its study of the Company’s changes in ownership. The study concluded that a change in ownership, as defined by the Internal Revenue Code Section 382, occurred on August 22, 2014 upon the issuance of stock to a new investor and an existing stockholder. The Company’s annual limitation as a result of this ownership change is approximately $1.1 million. Approximately $219 million of the Company’s federal net operating losses and $173 million of the Company’s state net operating losses will expire unused due to this annual limitation. These NOLs have been excluded in the gross amounts reported above.

In accordance with ASC 740, Accounting for Income Taxes, we have recorded a full valuation allowance to reduce our deferred tax assets that relate primarily to net operating loss carry-forwards. After consideration of all the evidence, both positive and negative, we have recorded a valuation allowance of $36.3 million and $113.7 million at December 28, 2015 and December 29, 2014, respectively, because our management has determined that is it more likely than not that these assets will not be fully realized. A positive adjustment to income will be recorded in future years if we determine that we could realize these deferred tax assets. The decrease of $77.4 million in the overall valuation allowance relates primarily to the reduction in net operating losses as a result of the Section 382 study.

The Company has not recorded any reserves for uncertain tax positions as of December 28, 2015 or December 29, 2014. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company is not currently under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

Note 13.	Long-Term Debt

As of December 28, 2015, the Company had the following outstanding borrowing obligations (in thousands):

	December 28, 2015	December 29, 2014
FFCC Notes	$4,333	$—
MILFAM Note	5,000	5,327
AB Note	2,500	2,688

Total long-term debt	11,833	8,015

Less: current portion	473	—

Long-term debt before discount	11,360	8,015
Unamortized debt discount	(691)	(1,392)
Long-term debt, net	$10,669	$6,623

FFCC Notes

In connection with the Merger of Hearthstone, the Company acquired certain debt obligations of Partners known as the FFCC Notes. The “FFCC Notes” collectively refers to the Secured Promissory Notes dated on or about May 9, 2013, made by Partners, as borrower, in favor of FFCC, as lender, in the original aggregate principal amount of

$5.4 million. The FFCC Notes originally had a term of 60 months, commencing on June 10, 2013, and accrued interest on the outstanding balance at the rate of 5.93%. Payments of principal and interest of $60,000 were due monthly with one balloon payment of $3.2 million originally due June 10, 2018. Under each of the FFCC Notes, a late fee equal to 10.0% of the amount past due was assessed on any late payments, reduced to 5.0% on any amount paid after the maturity date. The FFCC Notes are secured by all of the assets of Partners, including, without limitation, the Hearthstone restaurants it operates. The FFCC Notes may be prepaid with a prepayment fee of 1.0% of the outstanding principal balance.

In connection with the Merger, the Company agreed to guarantee the obligations of Partners under the FFCC Notes and the related loan documents (the “Loan Documents”) previously entered into by Partners with FFCC. Additionally, the Company and FFCC entered into a Master Amendment to the Loan Documents modifying and amending certain terms of the Loan Documents. Accordingly, the Company entered into a Guaranty in favor of FFCC (“Guaranty”) pursuant to which the Company placed $5.0 million in a control account as cash collateral to secure the Company’s obligations under the Guaranty, which has been classified as restricted cash on the consolidated balance sheet. As of December 28, 2015, the Company is in compliance with all covenant requirements and the total amount due on these notes is $4.3 million, of which $0.7 million is available for release. The FFCC loan was paid off in full on December 31, 2015. See “Subsequent Events” Footnote.

MILFAM Note

On April 14, 2014, the Company entered into a $5.0 million Senior Secured Promissory Note Purchase Agreement with MILFAM II L. P. (the “MILFAM Note”) which includes warrants valued at $1.0 million. In 2015, the Company elected to pay $277,000 in principal payments and $237,000 relating to interest. The MILFAM Note balance is due in full on April 14, 2017 and accrued interest at the rate of nine percent (9.0%) per annum.

The debt discount relates to the relative value of the warrants which was approximately $1.0 million on the issuance date. The amortization expense for fiscal 2015 and 2014 for the debt discount amounted to approximately $0.3 million, and $0.2 million respectively. As of December 28, 2015, the balance of the debt discount amounted to approximately $0.5 million. As of December 28, 2015, the Company is in compliance with all covenant requirements, and the total amount due on the MILFAM Note is $5.0 million.

AB Notes

On May 20, 2014, the Company entered into a $2.5 million Senior Secured Note Purchase Agreement with AB Opportunity Fund LLC and AB Value Partners, L.P. (the “AB Notes”), which included warrants valued at $0.5 million. In 2015, the Company elected to pay $138,000 in principal payments and $119,000 relating to interest. The balance on the AB Notes are due in full on May 20, 2017 and accrued interest at the rate of nine percent (9.0%) per annum.

The debt discount relates to the relative value of the warrants which was approximately $0.5 million on the issuance date. The amortization expense for fiscal 2015 and fiscal 2014 for the debt discount amounted to approximately $0.2 million and $0.1 million, respectively. As of December 28, 2015, the balance of the debt discount amounted to approximately $0.2 million. As of December 28, 2015, the Company is in compliance with all covenant requirements and the total amount due on these notes is $2.5 million.

Repayments of Debt Obligations

Restaurant Loans

Prior to the Merger, Hearthstone financed the construction of and equipment for a new franchise restaurant which opened in the first quarter of 2015, and these loans are referred to as “Restaurant Loans”. The Company acquired the Restaurant Loans upon completion of the Merger.

On April 15, 2015, the Company repaid the first Restaurant Loan in the amount of $0.3 million. The loan accrued interest at the rate of five percent (5.0%) per annum, and the original maturity date of the loan was January 31, 2015.

On November 8, 2015, the Company repaid the second Restaurant Loan in the amount of $0.5 million. The loan had a fully earned non-refundable loan fee rate equal to 6.0% of the original principal, or $36,000, originally matured in November 2015 and was collateralized by certain equipment.

“Partner Note 1” was repaid in full by the Company on April 14, 2015, in the amount of $3.3 million and refers to the Term Note dated March 20, 2009, made by Robert J. Dourney, as borrower and (currently the Company’s CEO), in favor of a third-party lender, in the principal amount of $3.3 million, which was transferred to Associates, as a condition of the Merger, immediately prior to the Merger. The Company acquired Partner Note 1 upon completion of the Merger. Partner Note 1 accrued interest at the rate of five percent (5.0%) per annum, and had a maturity date of March 30, 2016 (the “PN 1 Maturity Date”). Commencing on June 30, 2009, and continuing until the PN 1 Maturity Date, Mr. Dourney agreed to make quarterly payments of accrued interest in arrears at the annual rate of five percent (5.0%), quarterly principal payments of $30,000 from June 30, 2011, through March 30, 2012, quarterly principal payments of $60,000 from June 30, 2012, through December 30, 2015, and a final balloon payment of the remaining outstanding balance on March 31, 2016. Past due principal and interest, to the extent permitted by law, would accrue interest at twelve percent (12.0%). Partner Note 1 was secured by all of the assets of Mr. Dourney and was non-assignable without the lender’s consent.

“Private Investor Notes” were repaid in full by the Company on April 6, 2015, in the aggregate amount of $2.0 million and collectively refers to the Promissory Note dated June 1, 2013, made by Partners, as borrower, in favor of a third-party lender, in the principal amount of $1.5 million, and the Promissory Note dated June 1, 2013, made by Partners in favor of another third-party lender, in the principal amount of $0.5 million. The Company acquired the Private Investor Notes upon completion of the Merger. The maturity date of the Private Investor Notes was May 31, 2016 (the “PIN Maturity Date”). The Private Investor Notes accrued interest at a rate equal to LIBOR plus eight percent (8.0%) per annum. Interest was due to be paid quarterly. No principal payments were due under the Private Investor Notes until the PIN Maturity Date.

On June 3, 2015, the Company repaid in full two capital leases financed by a financial institution in the amount of $103,424. Total obligations under the capital leases were $131,000 and were collateralized by various pieces of restaurant equipment acquired under those capital leases. The Company acquired the capital leases upon completion of the Merger. As of December 28, 2015, the terms of these leases have been satisfied in full.

The scheduled maturities of the Company’s long-term debt are as follows (in thousands):

Fiscal Year Ending:
January 2, 2017	$473
January 1, 2018	8,002
December 31, 2018	3,358

Total	$11,833
Note 14.	Related Party Transactions

As a result of the Merger, the Company had related party transactions with executives of the Company that occurred during fiscal 2015.

On April 15, 2015, the Company repaid a Promissory Note in the amount of $0.3 million dated October 10, 2014, to Hearthstone’s former Chief Financial Officer, who was then serving as Vice President of Development of Cosi. The Company acquired the Promissory Note upon completion of the Merger. The Promissory Note accrued interest at the rate of five percent (5.0%) per annum, and had an original the maturity date of January 31, 2015. No principal or interest payments were due under the Promissory Note until the maturity date. Past due principal and interest, to the extent permitted by law, accrued interest at eleven percent (11.0%).

On April 1, 2015, the Company repaid an accounts payable balance in the amount of $0.2 million to the Company’s CEO, who had infused the capital into Associates on March 31, 2015 to cover vendor payables. This liability was directly assumed by the Company in connection with the Merger.

On April 1, 2015, the Company entered into an Indemnification and Holdback Agreement with the CEO, who was also the principal owner of Associates. Pursuant to this agreement, the CEO agreed to indemnify the Company for certain matters. See Note 1 for additional information.

Note 15.	Stockholders’ Equity

Hearthstone Merger

On April 1, 2015, we completed the Merger of Hearthstone Associates, LLC with and into a wholly-owned subsidiary of the Company, with Associates continuing as the surviving entity. As consideration for the Merger, an aggregate of 1,790,993 shares (fair value of approximately $4.7 million at closing) of the Company’s common stock, $.01 par value, were distributed to the owners of Associates. The shares were fully vested upon issuance and were not restricted. The shares were unregistered when issued and subsequently registered under a registration statement effective June 2, 2015. See Note 1 for further information regarding the Hearthstone Merger.

Stock Purchase Agreement

On April 10, 2015, the Company entered into a Stock Purchase Agreement (the “2015 Purchase Agreement”) with Trishield Special Situations Master Fund Ltd., which is a fund managed by Trishield Capital Management LLC, a fund managed by Janus Capital Management, LLC (“Janus”), LKCM Micro-Cap Partnership L.P. and LKCM Private Discipline Master Fund, SPC, both of which are managed by Luther King Capital Management, Goose Hill Capital LLC, Bigger Capital Fund, LP, and Kenneth Vaughan (each, a “Purchaser” and collectively, the “Purchasers”), under which the Company sold to the Purchasers, and the Purchasers purchased from the Company, an aggregate of 7,160,766 unregistered shares of the Company’s common stock, par value of $.01 per share, at a purchase price of $2.16 per share, for aggregate gross proceeds of approximately $15.5 million, and issuance costs of $0.2 million (the “2015 Private Placement Transaction”). The closing of the 2015 Private Placement Transaction occurred on April 10, 2015.

Concurrent with entering into the 2015 Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement dated April 10, 2015 (“Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement within 30 days, subject to certain delays or extensions of time, covering the shares of the Company’s common stock, acquired by each of the Purchasers, as well as unregistered shares previously acquired by one of the Purchasers from the Company in the previously-disclosed private placement transaction that closed on August 22, 2014. The shares covered by the Registration Rights Agreement were registered under a registration statement effective June 2, 2015.

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

The Company had also granted substantially equivalent registration rights to the AB Entities for shares issued in 2014 upon exercise of $.01 warrants that were acquired by the AB Entities in connection with the previously-disclosed Senior Secured Promissory Notes issued by the Company to the AB Entities on May 20, 2014. These shares were sold under an exemption from registration and are not covered by the registration statement effective June 2, 2015.

Note 16.	Stock-Based Compensation

Amended and Restated Stock Incentive Plans

The Company has had several long-term incentive compensation plans since 2002, including the Amended and Restated Cosi, Inc. Long-Term Incentive Plan, which provided for the granting of incentive and nonqualified stock options to employees. On May 2, 2005, the Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”) went into effect, superseding all prior long-term incentive plans. The Omnibus Plan provides for the issuance of restricted stock, restricted stock units, incentive and nonqualified stock options, and any other stock awards that may be payable in shares, cash, other securities, and any other form of property as may be determined by the Compensation Committee of our Board of Directors. The purpose of this plan is to attract and retain qualified individuals and to align their interests with those of stockholders by providing certain employees of the Company and its affiliates and members of the Company’s Board of Directors with the opportunity to receive stock-based and other long-term incentive grants. The terms and conditions of stock-based awards under the plans are determined by the Compensation Committee of the Board of Directors. The grants are issued at fair market value and generally vest over a period of four or five years.

The Omnibus Plan was amended on May 29, 2012, and on August 26, 2014, the Omnibus Plan was superseded by the Amended and Restated Cosi, Inc. 2005 Omnibus Long Term Incentive Plan (“Amended and Restated Omnibus Plan”). No additional awards will be granted under any of the prior long-term incentive plans.

In 2005, when the Omnibus Plan went into effect, 925,000 authorized but unissued common shares that were reserved under the Amended and Restated Cosi, Inc. Long Term Incentive Plan continued to be reserved for issuance under the Omnibus Plan. During fiscal 2012, an Amendment to the Omnibus Plan was approved which increased the number of shares available for issuance under the Plan by 375,000. During fiscal 2014, the Omnibus Plan was amended and restated by the Amended and Restated Omnibus Plan, which increased the number of shares available for issuance by 1.5 million shares and extends the term for a period of 10 years.

As of December 28, 2015, approximately 1.0 million shares of common stock, in the aggregate, were reserved for issuance under the Amended and Restated Omnibus Plan and for outstanding grants under the prior long-term incentive plans. During fiscal 2015 the Company issued approximately 0.9 million of restricted shares to employees and directors under the Amended and Restated Omnibus Plan.

Restricted Stock Awards

The following table summarizes the status of the Company’s unvested restricted stock awards, (in thousands):

	Fiscal Year
	2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Market-Based Vesting:
Non-vested at beginning of year	617	1.09	—	—
Granted	310	1.99	617	1.09
Vested	(287)	1.09	—	—
Forfeited	(156)	1.60	—	—
Non-vested at end of year	484	1.50	617	1.09

Service-Based Vesting:
Non-vested at beginning of year	624	1.09	11	4.08
Granted	568	2.09	817	1.06
Vested	(272)	1.69	(125)	0.99
Forfeited	(223)	1.68	(79)	0.99
Non-vested at end of year	697	1.62	624	1.09

Board of Director Vesting
Granted	111	2.18	77	1.67
Vested	(111)	2.18	(77)	1.67

Total Awards
Non-vested at beginning of year	1,241	1.09	11	1.09
Granted	989	2.07	1,511	1.10
Vested	(670)	1.35	(202)	2.01
Forfeited	(379)	1.65	(79)	1.07
Non-vested at end of year	1,181	1.57	1,241	1.09

The fair value of restricted stock awards is based on the closing price of our common stock on the grant date. The total intrinsic value of restricted shares vesting during fiscal 2015 and 2014 was $0.5 million and $2.0 million, respectively. At December 28, 2015, unrecognized compensation expense related to restricted stock grants expected to vest totaled $1.3 million and will be recognized over a weighted average period of 3.92 years and is recorded in general and administrative expenses in our consolidated statements of operations and comprehensive loss.

For the shares issued in fiscal 2015 and 2014, 50% of each grant vests over time (“Time-Vested Shares”) and 50% of each grant vests upon achievement of certain stock price targets (“Market-Based Shares”), subject to the following vesting schedules:

(a)	The Time-Vested Shares will vest in four equal installments, with 25% vesting on each of the first, second, third and fourth anniversaries of the Date of Award, provided that the grantee remains in the continuous employ of the Company through each such vesting date.

(b)	The Market-Based Shares will vest in four equal installments, provided that the grantee remains in the continuous employment of the Company from and after the Date of Award and through the defined vesting dates and for achieving specified escalating price targets for the Company’s common stock.

During fiscal 2015 and 2014, previously issued shares of restricted common stock of approximately 0.4 million and approximately 0.1 million, respectively, were forfeited. The value of the forfeited shares and units of restricted common stock, based on the closing price of our common stock on the dates of the grants, was approximately $0.6 million in fiscal 2015 and $0.8 million in 2014.

Stock Option Activity

	Number of Options	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 29, 2014	6,463	3.62	2.2	—
Granted	—	—
Exercised	—	—
Cancelled/Expired	—	—		—
Outstanding as of December 28, 2015	6,463	3.62	1.2	—

Exercisable as of December 28, 2015	5,000	2.80	1.2	—

There were 6,463 outstanding, out-of-the-money stock options as of the end of fiscal 2015 with exercise prices ranging from $2.80 - $27.76. No stock options were exercised during any of the fiscal years presented. As of the end of fiscal 2015, the outstanding stock options had no intrinsic value as they were all out-of-the-money.

As of December 28, 2015, there was an immaterial amount of total unrecognized compensation cost related to stock option arrangements granted under the Company’s plans, which is expected to be recognized over a weighted average period of 2.2 years.

Compensation Expense

In accordance with ASC 718-10-25, Compensation – Stock Compensation, we recognize stock-based compensation expense according to the fair value recognition provision which generally requires, among other things, that all employee share-based compensation is measured using a fair value method and that all the resulting compensation expense is recognized in the consolidated financial statements. In accordance with the standard, our stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. As a result, we recognized stock compensation expense, net of forfeitures, of approximately $1.2 million and $0.5 million during fiscal 2015 and 2014, respectively, within the general and administrative expense in the accompanying Statements of Operations and Comprehensive Loss. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of the grant.

Note 17.	Defined Contribution Plan

We have a 401(k) Plan (the “Plan”) for all qualified employees. The employer contributions made during the employee’s first year of employment vest upon the completion of one year of employment. Employer contributions made subsequent to the first year of employment vest immediately. The deferred amount cannot exceed 20.0% of an individual participant’s compensation in any calendar year. In fiscal 2015 and 2014, as part of various cost containment initiatives, the Company suspended the employer matching contribution to the Plan.

Note 18.	Fair Value Measurements

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

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and accrued liabilities, and long-term debt, all which approximates fair value with the exception of fixed rate long-term debt. The fair value of the long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825. Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates. The carrying amount and fair value of the Company’s long-term debt are shown below (in thousands):

	December 28, 2015	December 29, 2014
Carrying amount	11,142	6,623
Estimated fair value	10,273	5,966

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including long-lived assets and goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. The Company recorded a $1.3 million impairment related to long-lived assets measured using Level 3 inputs. We considered all relevant valuation techniques that could be obtained without undue cost and effort, and concluded that the discounted cash flow approach continues to provide the most relevant and reliable means by which to determine fair value of the long-lived assets held and used.

Note 19.	Net Loss Per Share

The Company considered ASC 260-10, Earnings per Share (“ASC 260-10”), which requires the presentation of both basic and diluted earnings per share in the consolidated statements of operations and comprehensive loss. The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and, if there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

All of the Company’s potentially dilutive shares of common stock would be excluded from the diluted weighted-average number of shares of common stock outstanding as their inclusion in the computation would be anti-dilutive due to net losses. For fiscal 2015 and 2014, there were 1.1 million and 1.2 million shares, respectively, of unvested restricted stock awards excluded from the weighted average number of shares of common stock outstanding. For fiscal 2015 and 2014 there were 6,463 of out-of-the-money stock options outstanding which are excluded from the weighted average number of shares of common stock outstanding. The unvested restricted shares and the outstanding stock options meet the requirements for participating securities, but were not included in the computation of basic and diluted earnings per share because we incurred a net loss in all periods presented and, hence, the impact would be anti-dilutive.

Note 20.	Commitments and Contingencies

Commitments

As of December 28, 2015, the Company had outstanding approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of the lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of “Other Assets” in the accompanying consolidated balance sheets.

As of December 28, 2015, we are committed under lease agreements expiring through 2027 for occupancy of our retail restaurants and for office space at the following minimum annual rentals (in thousands):

Fiscal Year	Amount
2016	$11,911
2017	9,055
2018	6,956
2019	5,870
2020 and Thereafter	16,645
$50,437

Amounts shown are net of approximately $0.1 million of sublease rental income under non-cancelable subleases. Rental expense for fiscal 2015 and 2014 totaled $13.1 million and $11.6 million, respectively. Certain lease agreements have renewal options ranging from three years to five years. In addition, certain leases obligate us to pay additional rent if restaurant sales reach certain minimum levels (percentage rent). Amounts incurred under these additional rent provisions and agreements were approximately $0.2 million in both fiscal 2015 and 2014.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. In accordance with ASC 840-10-25, Leases (“ASC 840-10-25”), we recognize rent expense on a straight-line basis over the lease term commencing on the date we take possession. We include any rent escalations, rent abatements during the construction period and any other rent holidays in our straight-line rent expense calculation. Our obligation with respect to these scheduled rent increases has been presented in other long-term liabilities in the accompanying consolidated balance sheets and totaled $1.3 million and $1.1 million as of the end of fiscal 2015 and 2014, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. In accordance with ASC 840-10-25, we record landlord allowances as deferred rent in other long-term liabilities on our consolidated balance sheets and amortize them on a straight-line basis over the term of the related leases as a reduction to rent expense. Included in other long-term liabilities in the accompanying consolidated balance sheets for fiscal 2015 and 2014 were landlord allowances of $0.2 million and $0.1 million, respectively.

As of December 28, 2015, future minimum lease payments related to restaurants that have been closed or locations with subleased spaces totaled approximately $0.2 million, before expected sublease payments, with remaining lease terms ranging from one to three years. For each of these locations, in accordance with ASC 420-10-30, Exit or Disposal Cost Obligations, which requires companies to recognize a liability for the costs associated with an exit or disposal activity when the liability is incurred, rather than at the time of a commitment to an exit or disposal plan, a lease termination reserve has been established based upon management’s estimate of the cost to exit the lease or the time it would take to enter into a new sublease for restaurants that have been closed. Such estimates have affected the amount and timing of charges to operating results and are impacted by management’s judgments about the time it may take to find a suitable subtenant or assignee, or the terms under which a termination of the lease agreement may be negotiated with the landlord. The accompanying consolidated balance sheet includes a liability of $0.2 million in accrued lease termination costs as of the end of fiscal 2015, which is included in “other long-term liabilities.” The Company also recorded $0.03 million, which is included in “current portion of other long-term liabilities” as of the end of fiscal 2015. We incurred lease termination charges of approximately $0.3 million as of December 28, 2015 related to the closing of 2 Company-owned restaurants and approximately $1.5 million as of December 29, 2014 related to the closing of 10 Company-owned restaurants.

A summary of lease termination reserve activity is as follows (in thousands):

Balance as of December 30, 2013	$150
Charged to costs and expenses	1,468
Payments and adjustments	(1,218)
Balance as of December 29, 2014	400
Charged to costs and expenses	286
Payments and adjustments	(481)
Balance as of December 28, 2015	$205

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

We have an agreement with Distribution Market Advantage, Inc. (“Distribution Marketing Advantage”) that provides us access to a national network of independent distributors. Under this agreement, the independent distributors supply us with approximately 80.0% of our food and paper products, primarily underpricing agreements that we negotiate directly with the suppliers. This agreement will expire in December 2020.

We have a long-term beverage marketing agreement with the Coca-Cola Company. We received a marketing allowance under this agreement, which is being recognized as a reduction to expense ratably based on actual products purchased.

In April 2015, we entered into an agreement to purchase all contracted coffee products through a single supplier, Coffee Bean International (a division of Farmer Brothers). This is a three year agreement, expiring in 2018.

Self-Insurance

We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. We did not exceed this pre-determined maximum during fiscal 2015 and 2014. For our 2016 plan year, this pre-determined dollar amount is $1.3 million. Health insurance expense for fiscal 2015 and 2014 was $1.0 million and $0.8 million, respectively. The balance in the self-insurance reserve account was approximately $0.1 million in each December 28, 2015 and December 29, 2014.

Litigation

From time to time, we are a defendant in litigation arising in the ordinary course of our business. As of the date of this report, there are no legal proceedings that require accrual or disclosure.

Note 21.	Other

On November 24, 2015, we received notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Global Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days, or until May 16, 2016, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. The Company intends to actively monitor the bid price for its common stock between now and May 16, 2016, and will consider all available options to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement.

Note 22.	Subsequent Events

On December 31, 2015, the Company paid off the balance of the FFCC Indebtedness, in the amount of approximately $4.4 million using the funds in the control account. The excess funds in the control account, in the amount of approximately $0.6 million, were returned to the Company, net of $0.04 million in early payoff fees.

On February 26, 2016, the Company and Mr. Dourney entered into an Agreement (the “Agreement”) to resolve the A/P Amounts. Pursuant to the Agreement, Mr. Dourney forfeited, and the Company agreed to accept, the A/P Holdback Shares, and the Company agreed to waive and release Mr. Dourney from any obligation to retain, or indemnify the Company for, the A/P Amounts.

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

The Audit Committee of the Board of Directors, on behalf of the stockholders, oversees management’s financial reporting responsibilities. The Audit Committee, which is composed solely of independent outside directors, meets periodically with the independent auditors, and senior management to review matters relating to financial reporting, internal accounting controls and auditing. The independent registered public accountants and Chief Financial Officer advise the Audit Committee of any significant matters resulting from their audits or reviews and have free access to the Audit Committee without management being present. The Chief Financial Officer and the independent registered public accountants have free and full access to senior management and the Audit Committee at any time. The Manager of Internal Audit was eliminated as part of the Company’s reorganization during fiscal 2014.

We assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 28, 2015. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). We have concluded that, as of December 28, 2015, the Company’s system of internal control over financial reporting was effective.

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

Other than the above, there have been no further changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 28, 2015, to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our definitive proxy statement for our Annual Meeting of Stockholders expected to be held on May 18, 2016 (the “Proxy Statement”) and is incorporated herein by reference.

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

(a) Financial Statements: The following consolidated financial statements are included in Item 8 herein:

Report of BDO USA, LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 28, 2015 and December 29, 2014

Consolidated Statements of Operations and Comprehensive Loss for the Fiscal Years Ended December 28, 2015 and December 29, 2014

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 28, 2015 and December 29, 2014

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 2015 and December 29, 2014

Notes to Consolidated Financial Statements for the Fiscal Years Ended December 28, 2015 and December 29, 2014

(b) Exhibits: The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index, which is incorporated into this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSI, INC.

By:	/s/ MIGUEL ROSSY-DONOVAN
Miguel Rossy-Donovan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	March 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARK DEMILIO	Chairman of the Board	March 24, 2016
Mark Demilio

/s/ R.J. DOURNEY	Chief Executive Officer and President and Director (Principal Executive Officer)	March 24, 2016
R.J. Dourney

/s/ MIGUEL ROSSY-DONOVAN	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	March 24, 2016
Miguel Rossy-Donovan

/s/ PATRICK BENNETT	Director	March 24, 2016
Patrick Bennett

/s/ JEAN BIRCH	Director	March 24, 2016
Jean Birch

/s/ MICHAEL COLLINS	Director	March 24, 2016
Michael Collins

/s/ DAVID LLOYD	Director	March 24, 2016
David Lloyd

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
2.1
Merger Agreement by and among Xando, Incorporated, Xando Merger Corp. and Cosi Sandwich Bar, Inc. dated as of October 4, 1999 (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file #333-86390).

2.2
Election to Cause Merger Agreement, dated March 18, 2014, by and among Cosi, Inc., Hearthstone Associates, LLC, Robert J. Dourney and Nancy Dourney (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated March 21, 2014).

2.3.1
Amendment No. 1 to Election to Cause Merger Agreement dated April 1, 2015 among Cosi, Inc., Hearthstone Associates, LLC and Robert J. Dourney and Nancy J. Dourney (Filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, dated April 7, 2015).

2.3.2
Membership Interest Purchase Agreement and LLC Admission, Amendment and Member Consent dated March 31, 2015 among Hearthstone Associates LLC, Richard Bagge and the Members and Manager named therein (Filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, dated April 7, 2015).

3.1	Amended and Restated Certificate of Incorporation of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2002).
3.2	Amended and Restated By-Laws of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2007).
3.3	Certificate of Designations of Series E Junior Participating Preferred Stock of Cosi, Inc. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 11, 2013).
3.4	Certificate of Elimination of Certificate of Designations of Cosi, Inc. (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 11, 2013).
4.1	Form of Certificate of Common Stock (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
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

4.7
Rights Agreement, dated as of November 12, 2013, between Cosi, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series E Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 11, 2013).

4.8
Senior Secured Note Purchase Agreement dated April 14, 2014, by and between the Company and Milfam II L.P. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 14, 2014, file #001-36196).

4.81
Senior Secured Promissory Note dated as of April 14, 2014, made by the Company in favor of Milfam II L.P. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated April 17, 2014, file #001-36196).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
4.82	Warrant dated as of April 14, 2014, made by the Company in favor of Milfam II L.P. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated April 17, 2014, file #001-36196).
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

4.10.1
Stock Purchase Agreement dated as of April 10, 2015, between the Company and Trishield Special Situations Master Fund Ltd., LKCM Micro-Cap Partnership L.P., LKCM Private Discipline Master Fund, SPC, Goose Hill Capital LLC, Bigger Capital Fund, LP, Ken Vaughan, and a fund managed by Janus Capital Management, LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 15, 2015).

4.10.2
Registration Rights Agreement dated as of April 10, 2015, between the Company, and Trishield Special Situations Master Fund Ltd., LKCM Micro-Cap Partnership L.P., LKCM Private Discipline Master Fund, SPC, Goose Hill Capital LLC, Bigger Capital Fund, LP, Ken Vaughan, and a fund managed by Janus Capital Management, LLC (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated April 15, 2015).

10.1	Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (Filed as Exhibit C to the Company’s Proxy Statement on Schedule 14A filed on March 31, 2005, file #000-50052.
10.1.2	Amended & Restated Cosi, Inc. 2005 Omnibus Long-Term Incentive Plan (Filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed on July 18, 2014, file #001-36196).
10.12.1
At-Will Employment Agreement dated March 26, 2015, effective March 30, 2015, between Cosi, Inc., and Miguel Rossy-Donovan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 6, 2015).

10.12.2
Master Security Agreement, dated May 9, 2013, by and between Hearthstone Partners, LLC and First Franchise Capital Corporation (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated April 7, 2015).

10.12.3
Secured Promissory Note, dated May 9, 2013, in the amount of $1,633,090 in favor of First Franchise Capital Corporation (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated April 7, 2015).

10.12.4
Master Security Agreement, dated May 9, 2013, Hearthstone Partners, LLC and First Franchise Capital Corporation (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated April 7, 2015).

10.12.5
Secured Promissory Note dated May 9, 2013 in the amount of $1,721,455 in favor of First Franchise Capital Corporation (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated April 7, 2015).

10.12.6
Master Security Agreement, dated May 9, 2013, by and between Hearthstone Partners, LLC and First Franchise Capital Corporation (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated April 7, 2015).

10.12.7
Secured Promissory Note dated May 9, 2013 in the amount of $2,045,455 in favor of First Franchise Capital Corporation (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated April 7, 2015).

10.12.8	Guaranty dated March 31, 2015 by Cosi, Inc. in favor of First Franchise Capital Corporation (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated April 7, 2015).
10.12.9
Master Amendment to Loan Documents dated as of March 31, 2015 between First Franchise Capital Corporation and Hearthstone Partners, LLC (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, dated April 7, 2015).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.12.10	Indemnification and Holdback Agreement dated April 1, 2015 between R.J. Dourney and Cosi, Inc. (Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, dated April 7, 2015).
10.2	Cosi Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.3	Cosi Non-Employee Director Stock Incentive Plan (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.4	Cosi Sandwich Bar, Inc. Incentive Stock Option Plan (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, file #333-86390).
10.5.1	Terms of Employment between Cosi, Inc. and William E. Koziel, effective as of August 17, 2005 as described in the Company’s Current Report on Form 8-K (Filed on August 23, 2005).
10.5.2	Employment agreement, dated as of September 15, 2007 by and between the Company and James F. Hyatt (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 18, 2007).
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

10.5.13	Employment Agreement, dated as of September 23, 2011 by and between the Company and Mark Demilio, (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated September 23, 2011).
10.5.14	Compensatory Agreement, dated as of September 22, 2011 by and between Cosi, Inc. and William E. Koziel, (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 23, 2011).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.5.15	Employment Agreement, dated as of December 12, 2011 by and between the Company and Carin L. Stutz, (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 14, 2011).
10.5.16	Agreement, dated as of December 12, 2011 by and between the Company and Stephen F. Edwards, (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 14, 2011).
10.5.17	Letter Agreement, dated as of March 17, 2014 by and between the Company and Stephen F. Edwards, (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 21, 2014).
10.5.18	Employment Agreement, dated as of March 17, 2014 by and between the Company and R.J. Dourney, (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 21, 2014).
10.5.19	Terms of the employment offer letter by the Company to Scott Carlock, dated July 7, 2014 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 10, 2015, file # 001-36196).
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

10.5.22	Terms of the employment offer by the Company to Richard Bagge, dated January 22, 2015 (Filed on Current Report on Form 8-K dated January 22, 2015, file #001-36196).
10.5.23	Separation Agreement and General Release by and between the Company and Bryan Marks, dated October 8, 2015. *
10.5.24	Terms of the at-will promotion offer letter by the Company to Willy Nicolini, dated September 30, 2015 (Filed in Current Report on Form 8-K, dated 10/06/2015, file #001-36196).
10.5.25	First Amendment to Employment Agreement of R. J. Dourney, dated as of January 7, 2016. * Terms of the amended at-will Offer Letter by the Company to Vicki Baue, dated January 7, 2016. *
10.6.1	Foodservice Distribution Agreement between Cosi, Inc. and Distribution Market Advantage, Inc. dated as of November 1, 2005. (1)
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
10.11
Asset Purchase and Sale Agreement, dated April 27, 2010, by and among Cosi, Inc., Cosi Sandwich Bar, Inc., Capitol C Holdings LLC and Capitol C Restaurants LLC. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 30, 2010).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
16
Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of August 13, 2004, acknowledging its agreement with the statements made in Current Report on Form 8-K (Filed as Exhibit 16 to the Company’s Current Report on Form 8-K, dated August 13, 2004).

21	Subsidiaries of Cosi, Inc. (Filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, file #333-86390).
23.1	Filed herewith Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
31.1	Filed herewith Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Filed herewith Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

(1)	Portions of Exhibit 10.6.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Filed herewith