Form 10-Q
period 2016-03-28
COSI INC
filed 2016-05-12
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 28, 2016

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

Number of shares of Common Stock, $.01 par value, outstanding at May 4, 2016, is 47,988,400.

COSI, INC.

Index to Form 10-Q
For the three-month period ended March 28, 2016

Index
PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

Cosi, Inc.
 Consolidated Balance Sheets (Unaudited)
 (dollars in thousands, except per share amounts)

	March 28, 2016	December 28, 2015

Assets
Current assets:
Cash and cash equivalents	$3,200	$5,152
Credit card receivables	547	343
Accounts receivable, net of allowances of $41 and $223, respectively	1,102	899
Inventories	950	1,051
Prepaid expenses and other current assets	1,362	1,335
Total current assets	7,161	8,780

Furniture and fixtures, equipment and leasehold improvements, net	10,942	11,892
Notes receivable, net of allowances $1,001, respectively	-	-
Intangible assets, net	2,337	2,642
Goodwill	11,632	11,632
Restricted cash	-	5,002
Other assets	1,134	1,313
Total assets	$33,206	$41,261

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,950	$1,564
Accrued expenses	5,945	6,920
Current portion of other long-term liabilities	164	105
Current portion of long-term debt	-	473
Total current liabilities	8,059	9,062

Deferred franchise revenue	1,754	1,726
Other long-term liabilities, net of current portion	1,653	1,625
Long-term debt, net	6,939	10,669
Deferred income tax	412	327
Total liabilities	18,817	23,409

Commitments and Contingencies

Stockholders' equity:
Common stock - $.01 par value; 100,000,000 shares authorized, 47,803,961 and 47,972,150 shares issued, respectively	478	479
Additional paid-in capital	344,376	344,296
Treasury stock, 59,886 shares at cost	(1,198)	(1,198)
Accumulated deficit	(329,267)	(325,725)
Total stockholders' equity	14,389	17,852
Total liabilities and stockholders' equity	$33,206	$41,261

The accompanying notes are an intergral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 28, 2016	March 30, 2015

Revenues:
Restaurant net sales	$21,221	$17,207
Franchise fees and royalties	460	701
Total revenues	21,681	17,908

Costs and expenses:
Cost of food and beverage	5,655	4,844
Restaurant labor and related benefits	8,004	7,097
Occupancy and other restaurant operating expenses	7,487	6,637
	21,146	18,578

General and administrative expenses	2,290	2,617
Depreciation and amortization	984	580
Provision for losses on asset impairments and disposals	43	-
Closed store costs expense (income)	103	(39)
Lease termination costs	180	51
Loss on sale of assets	197	18
Total costs and expenses	24,943	21,805
Operating loss	(3,262)	(3,897)
Other income (expense):
Interest expense	(169)	(256)
Debt issuance and debt discount amortization	(165)	(165)
Other income	139	3
Total other income (expense)	(195)	(418)
Net loss before income taxes	(3,457)	(4,315)
Provision for income tax expense	(85)	-
Net loss	$(3,542)	$(4,315)
Per Share Data:
Loss per share, basic and diluted	$(0.08)	$(0.12)

Weighted average common shares outstanding, basic and diluted	46,713,329	37,199,402

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statement of Stockholders' Equity (Unaudited)
(dollars in thousands, except share data)

	Common Stock			Treasury Stock
	Number of Shares	Amount	Additional Paid In Capital	Shares of Treasury Stock	Amount Treasury Stock	Accumulated Deficit	Total
Balance, December 28, 2015	47,972,150	$479	$344,296	59,886	$(1,198)	$(325,725)	$17,852

Issuance of restricted stock, net of forfeitures	23,750			-	-	-	-
Forfeiture of common stock in connection with the Holdback Settlement	(191,939)	(1)	(123)	-	-	-	(124)
Stock-based compensation	-	-	203	-	-	-	203
Net loss	-	-	-	-	-	(3,542)	(3,542)

Balance, March 28, 2016	47,803,961	$478	$344,376	59,886	$(1,198)	$(329,267)	$14,389

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	March 28, 2016	March 30, 2015

Cash flows from operating activities:
Net loss	$(3,542)	$(4,315)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	984	580
Amortization of debt issuance and debt discount costs	165	165
Loss on sale of assets	197	18
Deferred income tax	85	-
Non-cash portion of asset impairments and disposals	43	-
Provision for bad debts	3	76
Provision for lease termination reserve	180	51
Non-cash gain on settlement of Holdback Agreement	(124)	-
Stock-based compensation expense	203	108
Interest expense paid in kind	-	256
Changes in operating assets and liabilities, net of effect of acquisitions
Credit card receivables	(204)	(917)
Accounts receivable	(206)	(287)
Inventories	101	92
Prepaid expenses and other current assets	(27)	250
Other assets	145	(1)
Accounts payable and accrued expenses	(591)	(1,762)
Deferred franchise revenue	28	(17)
Other liabilities	(93)	(247)
Net cash used in operating activities	(2,653)	(5,950)

Cash flows from investing activities:
Capital expenditures	(219)	(1,225)
Proceeds from sale of assets	251	-
Net cash provided by (used in) investing activities	32	(1,225)

Cash flows from financing activities:
Principal payments on long-term debt	(4,333)	-
Return of excess restricted cash held in escrow account	5,002	-
Net cash provided by financing activities	669	-

Net decrease in cash and cash equivalents	(1,952)	(7,175)
Cash and cash equivalents, beginning of year	5,152	21,053
Cash and cash equivalents, end of period	$3,200	$13,878

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$-
Corporate franchise and income taxes	$34	$32

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

The balance sheet at December 28, 2015 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three-month periods ended March 28, 2016 and March 30, 2015 are not indicative of the results for the full fiscal year.

This Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2015, as filed with the Securities and Exchange Commission (“SEC”).

There have been no material changes to our significant accounting policies and estimates from the information provided in Note 1 of our consolidated financial statements included in our Form 10-K for the fiscal year ended December 28, 2015.

We believe that our current cash and cash equivalents, expected cash flows from Company-owned restaurant operations, expected franchise fees and royalties, and additional opportunities potentially available for further overhead costs reductions not yet reflected as of March 28, 2016, will be sufficient to fund our cash requirements for working capital needs, the maintenance of our restaurants, and debt payments for the next twelve months. We do not anticipate new construction of Company-owned restaurants, material technology implementations, or additional large-scale remodels in 2016.

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
Note 2 - Acquisitions

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

In connection with the Merger, and as a condition of obtaining the consent of Partners’ lender, the Company agreed to guaranty the obligations of Partners under certain loan documents previously entered into by Partners with First Franchise Capital Corporation (“Lender” or “FFCC”). The Company placed $5.0 million in a control account as cash collateral to secure the Company’s obligations under the Guaranty, which has been classified as restricted cash on the fiscal 2015 consolidated balance sheet.  On December 31, 2015, the Company paid off the balance of the FFCC Notes, in the amount of approximately $4.3 million using the funds in the control account.  The excess funds in the control account, in the amount of approximately $0.7 million, were returned to the Company, net of $40,000 in prepayment fees.

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

As part of the Merger, the Company entered into an Indemnification and Holdback Agreement with our Chief Executive Officer (“CEO”), who was also the principal owner of Associates. Pursuant to this agreement, the CEO agreed to indemnify the Company for certain liabilities, including accounts payable and other obligations (the “A/P Amounts”) owed to third parties for goods and services received by Associates or its subsidiaries, which were past due as of the closing of the Merger or were otherwise not in compliance with the provisions of the previously disclosed Election to Cause Merger Agreement, dated as of March 18, 2014 (as amended April 1, 2015) between the Company and the owners of Associates.

Pursuant to the Holdback Agreement, the parties agreed that, until resolution of the retained liabilities, the Company would hold in escrow a portion of the shares (“Holdback Shares”) that would otherwise have been distributed to Mr. Dourney upon consummation of the Merger.  For the A/P Amounts, the Company held back 191,939 shares of the Company’s common stock (the “A/P Holdback Shares”).

On February 26, 2016, the Company and Mr. Dourney entered into an Agreement (the “Agreement”) to resolve the A/P Amounts.  Pursuant to the Agreement, Mr. Dourney forfeited, and the Company agreed to accept, the A/P Holdback Shares in final settlement of the A/P Amounts, and the Company agreed to waive and release Mr. Dourney from any obligation to retain, or indemnify the Company for, the A/P Amounts. The Company recorded a gain on settlement of Holdback Agreement of $0.1 million in other income on the Consolidated Statements of Operations.

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
		$3,100

The unaudited pro forma restaurant net sales for Cosi, as if the Hearthstone Merger occurred on December 29, 2014, were $21.0 million for the three-months ended March 30, 2015. The Company has not disclosed the net loss or net loss per share due to the impractical nature of obtaining that information.

For the three months-ended March 28, 2016, approximately $4.2 million of restaurant net sales from the franchise restaurants acquired in the Merger, is included in the Company’s consolidated statement of operations.

Index
Note 3 - Long-Term Debt

FFCC Notes

On April 1, 2015, the Company completed the merger of Hearthstone Associates, LLC (“Associates”) with and into a wholly-owned subsidiary of the Company, with Associates continuing as the surviving entity (the “Merger”). Upon completion of the Merger, Associates became a wholly-owned subsidiary of the Company, and Hearthstone Partners, LLC (“Partners”), a wholly-owned subsidiary of Associates, became an indirect wholly-owned subsidiary of the Company. As a result of this acquisition, the Company acquired 13 franchise restaurants from Associates and Partners (“Hearthstone”). Refer to our Annual Report on Form 10-K for the year ended December 28, 2015 for more information on the Merger.

In connection with the Merger of Hearthstone, the Company acquired certain debt obligations of Partners known as the FFCC Notes.  The “FFCC Notes” collectively refers to the Secured Promissory Notes dated on or about May 9, 2013, made by Partners, as borrower, in favor of First Franchise Capital Corporation (“FFCC”), as lender, in the original aggregate principal amount of $5.4 million. The FFCC Notes originally had a term of 60 months, commencing on June 10, 2013, and accrued interest on the outstanding balance at the rate of 5.93%. Payments of principal and interest of $60,000 were due monthly with one balloon payment of $3.2 million originally due June 10, 2018. Under each of the FFCC Notes, a late fee equal to 10.0% of the amount past due was assessed on any late payments, reduced to 5.0% on any amount paid after the maturity date. The FFCC Notes were secured by all of the assets of Partners, including, without limitation, the Hearthstone restaurants it operates. The FFCC Notes could be prepaid with a prepayment fee of 1.0% of the outstanding principal balance.

In connection with the Merger, the Company agreed to guarantee the obligations of Partners under the FFCC Notes and the related loan documents (the “Loan Documents”) previously entered into by Partners with FFCC. Additionally, the Company and FFCC entered into a Master Amendment to the Loan Documents modifying and amending certain terms of the Loan Documents. Accordingly, the Company entered into a Guaranty in favor of FFCC (“Guaranty”) pursuant to which the Company placed $5.0 million in a control account as cash collateral to secure the Company’s obligations under the Guaranty, which was been classified as restricted cash on the Consolidated Balance Sheet.

On December 31, 2015, the Company paid off the balance of the FFCC Notes, in the amount of approximately $4.3 million using the funds in the control account.  The excess funds in the control account, in the amount of approximately $0.7 million, were returned to the Company, net of $40,000 in prepayment fees.

Note 4 - Related Party Transactions

As part of the Merger, the Company entered into an Indemnification and Holdback Agreement with our Chief Executive Officer (“CEO”), who was also the principal owner of Associates. Pursuant to this agreement, the CEO agreed to indemnify the Company for certain liabilities, including accounts payable and other obligations (the “A/P Amounts”) owed to third parties for goods and services received by Associates or Partners, which were past due as of the closing of the Merger or were otherwise not in compliance with the provisions of the previously disclosed Election to Cause Merger Agreement, dated as of March 18, 2014 (as amended April 1, 2015) between the Company and the owners of Associates.

Pursuant to the Holdback Agreement, the parties agreed that, until resolution of the retained liabilities, the Company would hold in escrow a portion of the shares (“Holdback Shares”) that would otherwise have been distributed to Mr. Dourney upon consummation of the Merger. For the A/P Amounts, the Company held back 191,939 shares of the Company’s common stock (the “A/P Holdback Shares”).

On February 26, 2016, the Company and Mr. Dourney entered into an Agreement (the “Holdback Agreement”) to resolve the A/P Amounts. Pursuant to the Agreement, Mr. Dourney forfeited, and the Company agreed to accept, the A/P Holdback Shares in final settlement of the A/P Amounts, and the Company agreed to waive and release Mr. Dourney from any obligation to retain, or indemnify the Company for, the A/P Amounts. The Company recorded a gain on settlement of Holdback Agreement of $0.1 million in other income on the Consolidated Statements of Operations.

Index
Note 5 - Stock-Based Compensation

Restricted Stock Awards

The following table summarizes the status of the Company’s non-vested restricted stock awards, (in thousands):

Market-Based Vesting:	For the Three-Month Period Ending
	March 28, 2016		March 30, 2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Non-vested at beginning of year	484	1.50	617	1.09
Granted	15	0.54	-
Vested	-		(213)	-
Forfeited	(3)		(100)	-
Non-vested at end of quarter	496	1.32	304	1.32

Service-Based Vesting:
Non-vested at beginning of year	697	1.62	624	1.09
Granted	15	0.54	-
Vested	(200)		(34)
Forfeited	(3)
Non-vested at end of quarter	509	1.62	590	1.62

Board of Directors Vesting:
Granted	-		6
Vested	-		(6)

Total Awards:
Non-vested at beginning of year	1,181	1.57	1,241	1.09
Granted	30	0.54	6
Vested	(200)		(253)
Forfeited	(6)		(100)
Non-vested at end of quarter	1,005	1.57	894	1.59

The fair value of restricted stock awards is based on the closing price of our common stock on the grant date.  The total intrinsic value of restricted shares vested during the three months ended March 28, 2016 and March 30, 2015 was $1.0 million and $3.3 million, respectively.  At March 28, 2016, unrecognized compensation expense related to restricted stock grants expected to vest totaled $1.2 million and will be recognized over a weighted average period of 2.8 years and is recorded in general and administrative expenses in our consolidated statements of operations.

For the shares issued during the three months ended March 28, 2016 and March 30, 2015, 50% of each grant vests over time (“Service-Vested Shares”) and 50% of each grant vests upon achievement of certain stock price targets (“Market-Based Shares”), subject to the following vesting schedules:

(a)	The Service-Vested Shares will vest in four equal installments, with 25% vesting on each of the first, second, third and fourth anniversaries of the Date of Award, provided that the grantee remains in the continuous employ of the Company through each such vesting date.

Index
The Market-Based Shares will vest in four equal installments, provided that (a) the grantee remains in the continuous employ of the Company from and after the Date of Award and through the defined vesting dates, and (b) specified escalating price targets for the Company’s common stock are achieved for at least 30 consecutive trading days. During the three-month period ended March 28, 2016, an immaterial amount and value of previously issued restricted stock was forfeited. During the three-month period ended March 30, 2015, previously issued shares of restricted common stock of approximately 0.1 million were forfeited with a value of $0.1 million based on the closing price of our common stock on the date of the grant.  During the three months ended March 30, 2015, 213,000 market-based restricted shares vested in February 2015. There we no market-based restricted shares that vested in three months-ended March 28, 2016.

Stock Option Activity

	Number of Options	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 28, 2015	6,463	3.62	1.2	-
Granted	-	-
Exercised	-	-
Cancelled/Expired	(213)	-		-

Outstanding as of March 28, 2016	6,250	2.80	1.2	-

Exercisable as of March 28, 2016	5,000	2.80	1.2	-

There were 6,250 outstanding, out-of-the-money stock options as of March 28, 2016 with exercise prices ranging from $2.80- $27.76.  No stock options were exercised during any of the fiscal years presented.  As of the end of March 28, 2016, the outstanding stock options had no intrinsic value as they were all out-of-the-money.

As of March 28, 2016, there was an immaterial amount of total unrecognized compensation cost related to stock option arrangements granted under the Company’s plans, which is expected to be recognized over a weighted average period of 2.0 years.

Compensation Expense

In accordance with ASC 718-10-25, Compensation – Stock Compensation, we recognize stock-based compensation expense according to the fair value recognition provision which generally requires, among other things, that all employee share-based compensation is measured using a fair value method and that all the resulting compensation expense is recognized in the consolidated financial statements. In accordance with the standard, our stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. As a result, we recognized stock compensation expense, net of forfeitures, of approximately $0.2 million and $0.1 million during the three months ended March 28, 2016 and March 30, 2015, respectively, within the general and administrative expense in the accompanying Statements of Operations. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of the grant.

Note 6 – Income Taxes

Provision for income tax expense was $85.0 thousand and $0.0 for the three months ending March 28, 2016 and March 30, 2015 respectively. We project to record a tax provision of $150.0 thousand for the year ending January 2, 2017 related to the amortization of tax deductible goodwill, which generates a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

Index
Note 7 -Commitments and Contingencies

Commitments

As of March 28, 2016, we are committed under lease agreements expiring through 2027 for occupancy of our retail restaurants and for office space at the following minimum annual rentals (in thousands):

Fiscal Year	Amount

2016	$8,715
2017	8,997
2018	6,840
2019	5,755
2020 and Thereafter	16,414

$46,721

Amounts shown are net of approximately $0.1 million of sublease rental income under non‑cancelable subleases. Rental expense for the three months-ended March 28, 2016 and March 30, 2015 totaled $3.3 million and $2.8 million, respectively. Certain lease agreements have renewal options ranging from three years to five years. In addition, certain leases obligate us to pay additional rent if restaurant sales reach certain minimum levels (percentage rent). Amounts incurred under these additional rent provisions and agreements were immaterial for the three months ended March 28, 2016 and March 30, 2015.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight‑line basis over the term of the lease from the date we take possession. Our obligation with respect to these scheduled rent increases has been included as a component in “Other long-term liabilities, net of current portion” in the accompanying consolidated balance sheets, and were immaterial for the three months ended March 28, 2016 and March 30, 2015, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other liabilities in the accompanying consolidated balance sheets for the three months ended March 28, 2016 and March 30, 2015 are immaterial landlord allowances.

As of March 28, 2016, the Company had approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of our lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of "Other Assets" in the accompanying consolidated balance sheets.

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

Self‑Insurance

We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. We did not exceed this pre-determined maximum during fiscal 2015. For our 2016 plan year, this pre-determined dollar amount is $1.1 million. The balance in the self-insurance reserve account as of March 28, 2016 was approximately $0.2 million.

Litigation

From time to time, we are a defendant in litigation arising in the ordinary course of our business.  As of the date of this report, there are no legal proceedings that require accrual or disclosure.

Note 8 - Other

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

Index
Item2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three-month periods ended March 28, 2016 and March 30, 2015, should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2015 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.

Business Overview

System-wide restaurants:

	For the Three-Month Period Ended
	March 28, 2016			March 30, 2015
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	79	31	110	64	47	111
New restaurants opened	-	-	-	-	2	2
Restaurants permanently closed	3	-	3	1	-	1
Restaurants at end of period	76	31	107	63	49	112

As of March 28, 2016, there were 76 Company-owned and 31 franchise-owned restaurants operating in 15 states, the District of Columbia, the United Arab Emirates, and Costa Rica. During the three-month period ended March 28, 2016, we closed three Company-owned restaurants in New York, NY, Mt. Kisco, NY, and Columbus, OH.

Our restaurants offer innovative, savory, made-to-order products featuring our authentic hearth-baked, crackly-crust, signature Cosi® bread and fresh distinctive ingredients. We maintain a pipeline of new menu offerings that are introduced seasonally through limited time offerings to keep our products relevant to our target customers. Our menu features high-quality, made-to-order hot and cold sandwiches, hand-tossed salads, bowls, soups, appetizers, flatbread pizzas, Squagels®, breakfast wraps and other breakfast products, S’mores and other desserts, and a variety of house coffees and other espresso-based beverages, handcrafted specialty drinks, along with soft drinks, flavored teas, bottled beverages, including premium still and sparkling waters, and, in some locations, alcoholic beverages. Our restaurants offer lunch and afternoon coffee in a counter-service format, with most offering breakfast and/or dinner and dessert menus as well.

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

We believe that incorporating a franchising and area development model into our strategy will position us to maximize the market potential for the Cosi® brand and concept consistent with our available capital.

Critical Accounting Policies

A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 28, 2015.  Our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 28, 2015.

Index
Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation- Stock Compensation (Topic 718). The guidance changes how companies account for certain aspects of share- based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. The guidance also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes providing for withholding at the employee's maximum rate as opposed to the minimum rate without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The updated guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2018. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial position and results of operations.

Index
RESULTS OF OPERATIONS

Our operating results for the three-month periods ended March 28, 2016 and March 30, 2015, expressed as a percentage of total revenues (except where otherwise noted), were as follows:

	Three Months Ended
	March 28, 2016	March 30, 2015

Revenues:
Restaurant net sales	97.9%	96.1%
Franchise fees and royalties	2.1	3.9
Total revenues	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	26.6	28.2
Restaurant labor and related benefits (1)	37.7	41.2
Occupancy and other restaurant operating expenses (1)	35.3	38.6
	99.6	108.0
General and administrative expenses	10.6	14.6
Depreciation and amortization	4.5	3.2
Provision for losses on asset impairments and disposals	0.2	-
Closed store costs expense (income)	0.5	(0.2)
Lease termination costs	0.8	0.3
Loss on sale of fixed assets	0.9	0.1
Total costs and expnese	115.0	121.8
Operating loss	(15.0)	(21.8)
Other income (expense):
Interest expense	(0.8)	(1.4)
Debt issuance and debt discount amortization	(0.8)	(0.9)
Other income	0.6	-
Total other expense	(0.9)	(2.3)
Net loss before income tax	(15.9)	(24.1)
Income tax expense	(0.4)	-
Net loss	(16.3)%	(24.1)%

(1)	Expressed as a percentage of restaurant net sales versus all other items expressed as a percentage of total revenues.

Restaurant Net Sales

	Restaurant Net Sales

	(in thousands)	as a % of total revenues
Three-months ended March 28, 2016	$21,221	97.9%
Three-months ended March 30, 2015	$17,207	96.1%

Restaurant net sales. Restaurant net sales increased 23.3% or approximately $4.0 million, during the three-month period ended March 28, 2016. This was comprised of an increase in net sales in our comparable restaurant base of 1.5%, or approximately $0.2 million, a decrease in net sales of approximately $1.2 million related to restaurants closed during and subsequent to the three-month period ended March 30, 2015, and a net increase in sales of approximately $5.0 million from 17 new or acquired  restaurants. The increase in comparable restaurant net sales consisted of a 4.7% decrease in traffic and a 6.2% increase in average check.

Index
Franchise Fees and Royalties

	Franchise Fees and Royalties

	(in thousands)	as a % of total revenues
Three-months ended March 28, 2016	$460	2.1%
Three-months ended March 30, 2015	$701	3.9%

Franchise fees and royalties. In the three-month period ended March 28, 2016, franchise fees and royalties decreased 34%, or approximately $0.2 million. This was due to the acquisition of the Hearthstone restaurants, the conversion of four restaurants from Franchise to Corporate, and the closure of three Franchise locations. This was partially offset by the opening of three Franchise locations.

Costs and Expenses

	Cost of Food and Beverage

	(in thousands)	as a % of restaurant net sales
Three-months ended March 28, 2016	$5,655	26.6%
Three-months ended March 30, 2015	$4,844	28.2%

Cost of food and beverage. The cost of food and beverage as a percentage of restaurant net sales for the three-month period ended March 28, 2016, decreased by 1.6%.  This decrease was primarily the result of operational improvements and stability in the costs of certain contracted commodities.

	Restaurant Labor and Related Benefits

	(in thousands)	as a % of restaurant net sales
Three-months ended March 28, 2016	$8,004	37.7%
Three-months ended March 30, 2015	$7,097	41.2%

Restaurant labor and related benefits. Restaurant labor and related benefits as a percentage of sales for the three-month period ended March 28, 2016, decreased by 3.5%.  The decrease was due to the concerted efforts on hourly scheduling and manager configurations as well as other productivity initiatives.

	Occupancy and Other Restaurant Operating Expenses

	(in thousands)	as a % of restaurant net sales
Three-months ended March 28, 2016	$7,487	35.3%
Three-months ended March 30, 2015	$6,637	38.6%

Occupancy and other restaurant operating expenses.  Occupancy and other restaurant expenses, as a percentage of sales, for the three-month period ended March 28, 2016 decreased by 3.3% compared to the same period last year.  The decrease is a result of newly acquired restaurants with higher sales volumes and lower fixed costs.

Index
	General and Administrative Expenses

	(in thousands)	as a % of total revenues
Three-months ended March 28, 2016	$2,290	10.6%
Three-months ended March 30, 2015	$2,617	14.6%

General and Administrative Expenses: General and administrative expenses decreased by approximately $0.3 million for the three-month period ended March 28, 2016 compared to the same period last year. The decrease was the result of costs incurred in the three-month period ended March 30, 2015 related to legal and professional fees associated with the Merger of Hearthstone Associates, and costs related to the turnover in the Chief Financial Officer’s role, as well as savings in payroll associated with reduction of headcount in the corporate office during the three months ended December 28, 2015.

	Depreciation and Amortization

	(in thousands)	as a % of total revenues
Three-months ended March 28, 2016	$984	4.5%
Three-months ended March 30, 2015	$580	3.2%

Depreciation and amortization. Depreciation and amortization expense during the three-month period ended March 28, 2016, increased by 1.3% compared to the same period last year. The increase is due to the amortization related to intangible assets as well as a higher depreciation of assets as a result of the Hearthstone Merger.

	Closed Store Costs Expense (Income)

	(in thousands)	as a % of total revenues
Three-months ended March 28, 2016	$103	0.5%
Three-months ended March 30, 2015	$(39)	(0.2%)

Closed store costs expense (income):  Closed store costs increased by $0.1 million in the three-month period ended March 28, 2016, compared to the same period last year. The increase is a result of the expenses incurred for miscellaneous costs associated with the closure of three Company-owned restaurants in the three-month period ended March 28, 2016.

	Provision for losses on asset impairments and disposals

	(in thousands)	as a % of total revenues
Three months ended March 28, 2016	$43	0.2%
Three months ended March 30, 2015	$-	0.0%

Provision for losses on asset impairments and disposals:  The provision for losses on asset impairments and disposals is related to the disposal of assets during the three-month period ended March 28, 2016.

Index
	Lease Termination Costs

	(in thousands)	as a % of total revenues
Three-months ended March 28, 2016	$180	0.8%
Three-months ended March 30, 2015	$51	0.3%

Lease termination costs. The lease termination costs in each of the three-month periods ended March 28, 2016 and March 30, 2015, are costs related to locations closed during the quarter as well as costs related to a closed location where we are in a dispute with the landlord over early termination of the lease at an underperforming location.

	Loss on sale of assets

	(in thousands)	as a % of total revenues
Three-months ended March 28, 2016	$197	9.0%
Three-months ended March 30, 2015	$18	1.0%

Loss on sale of assets. The loss on sale of assets in the three-month periods ended March 28, 2016 and March 30, 2015, relates to sale of assets from store closures, respectively.

	Interest Expense
	(in thousands)	as a % of total revenues
Three-months ended March 28, 2016	$169	-0.8%
Three-months ended March 30, 2015	$256	-1.4%

Interest Expense: Interest expense in the three-month period ended March 28, 2016 decreased as a result of the lower principal balance of debt outstanding compared to the same period last year.

	Debt Issuance and Debt Discount Amortization
	(in thousands)	as a % of total revenues
Three-months ended March 28, 2016	$165	-0.8%
Three months ended March 30, 2015	$165	-0.9%

Debt issuance and debt discount amortization: Debt issuance and debt discount amortization in the three-month periods ended March 28, 2016 and March 30, 2015, respectively, related to the amortization associated with the discount on the senior secured promissory notes issued during Quarter 2 in fiscal 2014.

	Other Income
	(in thousands)	as a % of total revenues
Three-months ended March 28, 2016	$139	6.0%
Three months ended March 30, 2015	$3	0.0%

Other Income: Other income is the result of the Holdback transaction settled on February 26, 2016.

Index
Liquidity and Capital Resources

Cash and cash equivalents were $3.2 million on March 28, 2016, compared with approximately $5.2 million on December 28, 2015. We had negative working capital of approximately $0.9 million on March 28, 2016, compared with negative working capital of approximately $0.3 million on December 28, 2015. The $0.6 million decrease in working capital is the net effect of funding our operating loss, net of depreciation and other non-cash expenses offset by the release of funds in the restricted cash control account related to the indebtedness under the FFCC Notes. Our primary requirements for cash in 2016 will be for sustaining the steady-state of our operations, including funding working capital needs and maintenance of our existing facilities.

Net cash used in operating activities during the three-month periods ended March 28, 2016, and March 30, 2015, was approximately $2.7 million and $6.0 million, respectively. The decrease in net cash used in operating activities was the result of concerted efforts to realize operating margin improvements, the ongoing re-engineering of the restaurant’s economic model, the closure of underperforming restaurants, executing a well-controlled restaurant facilities maintenance plan, and managing lower general and administrative costs resulting from the restructuring of the support center.

Cash provided by investing activities was approximately $0.03 million and $1.2 million in the three-month periods ended March 28, 2016 and March 30, 2015, respectively.  In the three-month period ended March 28, 2016, we invested $0.22 million in capital expenditures relating to maintenance of existing Company-owned restaurants and received $0.25 in proceeds from the sale of assets relating to a closed restaurant.

Net cash provided by financing activities was $0.7 million during the three-month period ended March 28, 2016.  On December 31, 2015, the Company paid off the balance of the FFCC Notes, in the amount of approximately $4.4 million using the funds in the restricted cash control account.  The excess funds in the restricted cash control account, in the amount of approximately $0.7 million, were returned to the Company, net of $0.04 million in early payoff fees.

We believe that our current cash and cash equivalents, expected cash flows from Company-owned restaurant operations, expected franchise fees and royalties, and additional opportunities potentially available for further overhead costs reductions not yet reflected as of March 28, 2016, will be sufficient to fund our cash requirements for working capital needs, the maintenance of our restaurants, and debt payments for the next twelve months. We do not anticipate new construction of Company-owned restaurants, material technology implementations, or additional large-scale remodels in 2016.

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including, without limitation, those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2015. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if our future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Interest Rate Risk

We do not have interest rate risk on our debt, as this rate is a fixed percentage. Our market risk exposures are related to our cash and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During the three-month period ended March 28, 2016, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect would not have resulted in a fluctuation of interest income. In the three-month period ended March 28, 2016, and three-month period ended March 30, 2015, interest income was immaterial.

Commodity Risk

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, production, availability, and other factors outside our control. Some of these commodities are purchased under agreements in effect for periods ranging from one month to one year, usually at fixed prices. As a result, we are subject to commodity risk that current market prices may be below our contractual prices. We also purchase certain ingredients at spot prices, as well as prices that are based on specific formulas related to key components within the commodity category, which could adversely affect our operating result in periods of rising commodity or ingredient prices if we choose, for competitive or other reasons, not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. During the three-month period ended March 28, 2016, and three-month period ended March 30, 2015, we did not utilize derivative instruments in managing commodity risk.

Foreign Currency Risk

As of the three-month period ended March 28, 2016, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

There have  been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 28, 2016, to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, the factors discussed in “Part I.  Item 1A.  Risk Factors” in our Annual Report on Form 10-K for our 2015 fiscal year could materially affect the Company’s business, financial condition or operating results. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the year ended December 28, 2015.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6:	EXHIBITS

(a)	Exhibits:

Exhibit Number	Description

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 28, 2016 and December 28, 2015, (ii) Consolidated Statements of Operations for the three-month periods ended March 28, 2016 and March 30, 2015, (iii) Statement of Stockholders’ Equity for the three-month periods ended March 28, 2016 and March 30, 2015 (iv) Consolidated Statements of Cash Flows for the three-month periods ended March 28, 2016 and March 30, 2015, and (v) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: May 12, 2016	By: /s/ RJ DOURNEY
RJ Dourney
President,
Chief Executive Officer, and
Director

Date: May 12, 2016	By: /s/ MIGUEL ROSSY-DONOVAN
Miguel Rossy-Donovan
Chief Financial Officer (chief accounting officer)
Treasurer and Secretary

Index
EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 28, 2016 and December 28, 2015, (ii) Consolidated Statements of Operations for the three-month periods ended March 28, 2016 and March 30, 2015, (iii) Statement of Stockholders’ Equity for the three-month periods ended March 28, 2016 and March 30, 2015 (iv) Consolidated Statements of Cash Flows for the three-month periods ended March 28, 2016 and March 30, 2015, and (v) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.