Form 10-Q
period 2016-06-27
COSI INC
filed 2016-08-11
CIK 1171014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 27, 2016

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

Number of shares of Common Stock, $.01 par value, outstanding at August 8, 2016, is 48,145,550.

COSI, INC.

Index to Form 10-Q
For the six-month period ended June 27, 2016

Index
PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

Cosi, Inc.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	June 27, 2016	December 28, 2015

Assets
Current assets:
Cash and cash equivalents	$3,095	$5,152
Credit card receivables	725	343
Accounts receivable, net of allowances of $200 and $223, respectively	978	899
Inventories	864	1,051
Prepaid expenses and other current assets	1,248	1,335
Total current assets	6,910	8,780

Furniture and fixtures, equipment and leasehold improvements, net	9,455	11,892
Notes receivable, net of allowances of $1,001, respectively	-	-
Intangible assets, net	2,147	2,642
Goodwill	11,632	11,632
Restricted cash	-	5,002
Other assets	1,099	1,313
Total assets	$31,243	$41,261

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,629	$1,564
Accrued expenses	6,195	6,920
Current portion of other long-term liabilities	178	105
Current portion of long-term debt	7,070	473
Total current liabilities	16,072	9,062

Deferred franchise revenue	1,735	1,726
Other long-term liabilities, net of current portion	1,595	1,625
Long-term debt, net	-	10,669
Deferred income tax	428	327
Total liabilities	19,830	23,409

Commitments and Contingencies

Stockholders' equity:
Common stock - $.01 par value; 100,000,000 shares authorized, 48,193,265 and 47,972,150 shares issued, respectively	482	479
Additional paid-in capital	344,516	344,296
Treasury stock, 59,886 shares at cost	(1,198)	(1,198)
Accumulated deficit	(332,387)	(325,725)
Total stockholders' equity	11,413	17,852
Total liabilities and stockholders' equity	$31,243	$41,261

The accompanying notes are an intergral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015

Revenues:
Restaurant net sales	$22,326	$24,027	$43,547	$41,234
Franchise fees and royalties	493	422	952	1,123
Total revenues	22,819	24,449	44,499	42,357

Costs and expenses:
Cost of food and beverage	5,797	6,514	11,452	11,358
Restaurant labor and related benefits	7,780	8,588	15,784	15,684
Occupancy and other restaurant operating expenses	7,644	8,532	15,131	15,169
	21,221	23,634	42,367	42,211

General and administrative expenses	2,502	3,181	4,792	5,797
Depreciation and amortization	778	846	1,762	1,426
Provision for losses on asset impairments and disposals	1,169	-	1,212	-
Closed store costs expense	25	52	128	13
Lease termination costs	44	142	225	193
Loss on sale of assets	-	-	197	18
Total costs and expenses	25,739	27,855	50,683	49,658
Operating loss	(2,920)	(3,406)	(6,184)	(7,301)
Other income (expense):
Interest expense	(169)	(313)	(337)	(569)
Debt issuance and debt discount amortization	(165)	(165)	(330)	(330)
Other income	151	10	290	12
Total other income (expense)	(183)	(468)	(377)	(887)
Net loss before income taxes	(3,103)	(3,874)	(6,561)	(8,188)
Provision for income tax expense	(16)	-	(101)
Net loss	$(3,119)	$(3,874)	$(6,662)	$(8,188)
Per Share Data:
Loss per share, basic and diluted	$0.07	$0.08	$0.14	$0.20

Weighted average common shares outstanding, basic and diluted	46,866,339	45,726,432	46,789,834	41,522,803

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statement of Stockholders' Equity
(dollars in thousands, except share data)

	Common Stock			Treasury Stock

	Number of Shares	Amount	Additional Paid In Capital	Shares of Treasury Stock	Amount Treasury Stock	Accumulated Deficit	Total
Balance, December 28, 2015	47,972,150	$479	$344,296	59,886	$(1,198)	$(325,725)	$17,852

Issuance of restricted stock, net of forfeitures	413,054	4	(4)	-	-	-	-
Forfeiture of common stock in connection with the Holdback Settlement	(191,939)	(1)	(123)	-	-	-	(124)
Stock-based compensation	-	-	347	-	-	-	347
Net loss	-	-	-	-	-	(6,662)	(6,662)

Balance, June 27, 2016	48,193,265	$482	$344,516	59,886	$(1,198)	$(332,387)	$11,413

The accompanying notes are an integral part of these consolidated financial statements.

Index
Cosi, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	June 27, 2016	June 29, 2015

Cash flows from operating activities:
Net loss	$(6,662)	$(8,188)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,762	1,426
Amortization of debt issuance and debt discount costs	330	330
Loss on sale of assets	197	18
Deferred income tax	101	-
Non-cash portion of asset impairments and disposals	1,212	-
Provision for bad debts	198	83
Provision for notes receivable	-	225
Provision for lease termination reserve	225	217
Non-cash gain on settlement of Holdback Agreement	(124)	-
Stock-based compensation expense	347	843
Interest expense paid in kind	-	315
Changes in operating assets and liabilities, net of effect of acquisitions
Credit card receivables	(382)	(285)
Accounts receivable	(277)	21
Inventories	187	-
Prepaid expenses and other current assets	87	(455)
Other assets	147	41
Accounts payable and accrued expenses	340	(3,248)
Deferred franchise revenue	9	(10)
Other liabilities	(187)	-
Net cash used in operating activities	(2,490)	(8,667)

Cash flows from investing activities:
Capital expenditures	(487)	(2,103)
Proceeds from sale of assets	251	-
Net cash used in investing activities	(236)	(2,103)

Cash flows from financing activities:
Principal payments on long-term debt	(4,333)	(6,612)
Net proceeds from private placement	-	15,263
Return of excess restricted cash held in escrow account	5,002	(5,000)
Net cash provided by financing activities	669	3,651

Net decrease in cash and cash equivalents	(2,057)	(7,119)
Cash and cash equivalents, beginning of year	5,152	21,053
Cash and cash equivalents, end of period	$3,095	$13,934

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$339	$43
Corporate franchise and income taxes	$72	$356
Non-cash financing activities
Issuance of common stock for acquisition	$-	$4,666

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

The results for the three and six-month periods ended June 27, 2016 and June 29, 2015 are not indicative of the results for the full fiscal year.

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

We are in the process of executing initiatives to raise additional capital, exploring the sale of restaurants and franchise markets, identifying further reductions in general and administrative expenses, continuing ongoing efforts to exit our most unprofitable locations and exploring additional initiatives, including franchise expansion through new and existing franchisees and a potential restructuring of our existing debt in order to ensure we have the liquidity necessary to fund our operations over the next 12 months and position the organization to meet our debt service obligations in April and May 2017.

If we are unable to raise additional capital, our Company-owned restaurants do not generate the cash receipts from restaurant sales and cash flow levels that we expect, franchised restaurants do not generate the fees and royalties that we currently expect, or if we experience materially significant unforeseen unfavorable circumstances or events, including events that cause us to incur significant unanticipated cash requirements, the cash and cash equivalents available to us will not be sufficient to fund our cash requirements for working capital needs in the 2016 fourth quarter.

We cannot predict whether additional financing will be available on terms acceptable to us, or at all, and there can be no assurance that we will be able to strengthen our balance sheet. If we are unable to raise additional capital in the near-term as noted above, and if we are unable to extend the maturity of the outstanding debt, the cash and cash equivalents available to us will not be sufficient to fund our cash requirements for working capital needs and debt service obligations over the next 12 months.  Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financings unattractive to us.  Moreover, there can be no assurance that we will be able to sell restaurants or franchise markets, attract new franchisees, exit unprofitable locations in an efficient and cost-effective manner, or restructure our debt on terms acceptable to us, or at all.  If we are unable to raise additional capital or execute any of the foregoing strategies in a timely manner and on terms acceptable to us, our business, results of operations and financial condition will be materially and adversely affected.

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

In connection with the Merger, and as a condition of obtaining the consent of Partners’ lender, the Company agreed to guaranty the obligations of Partners under certain loan documents previously entered into by Partners with First Franchise Capital Corporation (“Lender” or “FFCC”). The Company placed $5.0 million in a control account as cash collateral to secure the Company’s obligations under the Guaranty, which was classified as restricted cash on the fiscal 2015 consolidated balance sheet.  On December 31, 2015, the Company paid off the balance of the FFCC Notes, in the amount of approximately $4.3 million using the funds in the control account.  The excess funds in the control account, in the amount of approximately $0.7 million, were returned to the Company, net of $0.04 million in prepayment fees.

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

Accounts receivable		$348
Inventory		134
Prepaid expenses and other current assets		226
Property and equipment		3,857
Intangible assets		3,100
Goodwill		11,435
Other long term assets		154
Total assets		19,254

Accounts payable		1,156
Accrued expenses		777
Long-term debt		10,821
Deferred tax liability		1,835
Total liabilities		14,589
Purchase price	$	$ 4,665

Index
The Company has allocated the cost to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill.  Fair value of intangible assets was determined using a combination of the income approach and the cost approach.  The resulting goodwill was derived from the expected value of the acquired franchise locations and management know-how. The total amount of goodwill that is expected to be deductible for tax purposes is $3.2 million. The Company incurred indirect transaction costs related to the acquisition of approximately $0.2 million through April 1, 2015, and these costs were included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.

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
		$3,100

The unaudited pro forma restaurant net sales for Cosi, as if the Hearthstone Merger occurred on December 29, 2014, would have been $27.8 million for the six-months ended June 29, 2015. The Company has not disclosed the net loss or net loss per share due to the impractical nature of obtaining that information.

For the three and six-month periods ended June 27, 2016, approximately $4.2 million and $4.6 million, respectively, of restaurant net sales from the franchise restaurants acquired in the Merger, is included in the Company’s consolidated statement of operations.  For the three and six-months ended June 29, 2015 approximately $4.4 million, respectively, of revenue from the franchise restaurants acquired in the Merger, is included in the Company’s consolidated statement of operations.

Index
Note 3 – Goodwill

In accordance with ASC Topic 350, Goodwill (“ASC Topic 350”), goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Goodwill acquired in business combinations is assigned to the reporting units that are expected to benefit from the synergies of the combination as of the acquisitions date. US GAAP requires us to perform an impairment test of goodwill on an annual basis or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred. Goodwill impairment testing involves a two-step process. The Company first compares the fair value of the reporting unit to its respective carrying amount, including goodwill, to assess whether potential goodwill impairment exists.  The estimated fair value is determined based on market capitalization as the Company feels that this is the best indicator of fair value due to the Company being reported as a single reporting unit. A sustained decline in our stock price is one of several qualitative factors we consider when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the decline in stock price observed during the second quarter and subsequent to quarter-end, did not represent a sustained decline and that no triggering events occurred during the second quarter requiring an interim goodwill impairment test as of June 27, 2016.  We believe, however, that if the stock price, sales and cashflow remains at a sustained decline, impairment may be a possibility in the near future.

Note 4 – Long-Lived Assets

In accordance with the provisions of the impairment or disposal subsections of ASC 360-10, we review long-lived assets of restaurants (primarily Property, Plant & Equipment,) and intangible assets subject to amortization (primarily reacquired franchise rights and net favorable leases)
quarterly or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.

For Property, Plant and Equipment, we evaluate recoverability based on the restaurant’s forecasted undiscounted cash flows, generally for the remainder of the original lease term, which incorporates our best estimate of sales growth and margin improvement based upon our plans for the unit and actual results at comparable restaurants.  For restaurant assets that are deemed to not be recoverable, we write down the impaired restaurant to its estimated fair value. As of June 27, 2016, long-lived assets held and used with a carrying amount of $1.3 million were written down to their fair value of $0.1 million, resulting in asset impairment and disposal charges of $1.2 million  included in earnings. The asset impairment charges relates to 12 underperforming restaurants identified for closure as part of the Company’s 2016 2Q review and on-ongoing strategy to re-balance the profitability of the real estate portfolio.

Intangible assets subject to amortization are reviewed for impairment quarterly or whenever an impairment indicator exists. The Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate.  As of June 27, 2016, we determined that we did not have a triggering event which would require an impairment test.

Note 5 - Long-Term Debt

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

Index
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

In connection with the Merger, the Company agreed to guarantee the obligations of Partners under the FFCC Notes and the related loan documents (the “Loan Documents”) previously entered into by Partners with FFCC. Additionally, the Company and FFCC entered into a Master Amendment to the Loan Documents modifying and amending certain terms of the Loan Documents. Accordingly, the Company entered into a Guaranty in favor of FFCC (“Guaranty”) pursuant to which the Company placed $5.0 million in a control account as cash collateral to secure the Company’s obligations under the Guaranty, which was classified as restricted cash on the Consolidated Balance Sheet.

On December 31, 2015, the Company paid off the balance of the FFCC Notes, in the amount of approximately $4.3 million using the funds in the control account.  The excess funds in the control account, in the amount of approximately $0.7 million, were returned to the Company, net of $0.04 million in prepayment fees.

MILFAM Note

On April 14, 2014, the Company entered into a $5.0 million Senior Secured Promissory Note Purchase Agreement with MILFAM II L. P. (the “MILFAM Note”) which includes warrants valued at $1.0 million. The MILFAM Note balance is due in full on April 14, 2017 and accrues interest at the rate of nine percent (9.0%) per annum.

The debt discount relates to the relative value of the warrants which was approximately $1.0 million on the issuance date. The amortization expense related to the debt discount for the three and six month periods ended for June 27, 2016 and June 29, 2015 amounted to $0.1 million and $0.2 million, respectively for both periods. As of June 27, 2016 and June 29, 2015, the balance of the debt discount amounted to approximately $0.3 million and $0.6 million, respectively. As of June 27, 2016, the Company is in compliance with all covenant requirements, and the total amount due on the MILFAM Note is $5.0 million.

AB Notes

On May 20, 2014, the Company entered into a $2.5 million Senior Secured Note Purchase Agreement with AB Opportunity Fund LLC and AB Value Partners, L.P. (the “AB Notes”), which included warrants valued at $0.5 million. The balance on the AB Notes are due in full on May 20, 2017 and accrued interest at the rate of nine percent (9.0%) per annum.

The debt discount relates to the relative value of the warrants which was approximately $0.5 million on the issuance date. The amortization expense related to the debt discount for the three and six months ended for June 27, 2016 and June 29, 2015 amount to $0.04 million and $0.1 million, respectively for both periods. As of June 27, 2016 and June 29, 2015, the balance of the debt discount amounted to approximately $0.1 million and $0.3 million, respectively. As of June 27, 2016, the Company is in compliance with all covenant requirements and the total amount due on these notes is $2.5 million.

Index
Note 6 - Related Party Transactions

As part of the Merger, the Company entered into an Indemnification and Holdback Agreemen (“Holdback Agreement’)t with our Chief Executive Officer (“CEO”), who was also the principal owner of Associates. Pursuant to this agreement, the CEO agreed to indemnify the Company for certain liabilities, including accounts payable and other obligations (the “A/P Amounts”) owed to third parties for goods and services received by Associates or Partners, which were past due as of the closing of the Merger or were otherwise not in compliance with the provisions of the previously disclosed Election to Cause Merger Agreement, dated as of March 18, 2014 (as amended April 1, 2015) between the Company and the owners of Associates.

Pursuant to the Holdback Agreement, the parties agreed that, until resolution of the retained liabilities, the Company would hold in escrow a portion of the shares (“Holdback Shares”) that would otherwise have been distributed to Mr. Dourney upon consummation of the Merger. For the A/P Amounts, the Company held back 191,939 shares of the Company’s common stock (the “A/P Holdback Shares”).

On February 26, 2016, the Company and Mr. Dourney entered into an Agreement (the “Agreement”) to resolve the A/P Amounts. Pursuant to the Agreement, Mr. Dourney forfeited, and the Company agreed to accept, the A/P Holdback Shares in final settlement of the A/P Amounts, and the Company agreed to waive and release Mr. Dourney from any obligation to retain, or indemnify the Company for, the A/P Amounts. The Company recorded a gain on settlement of the A/P Amounts  of $0.1 million in other income on the Consolidated Statements of Operations.

Index
Note 7 - Stock-Based Compensation

Restricted Stock Awards

The following table summarizes the status of the Company’s non-vested restricted stock awards, (in thousands):

	For the Six-Month Period Ending
	June 27, 2016		June 29, 2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Market-Based Vesting:
Non-vested at beginning of year	484	1.50	617	1.09
Granted	115	0.81	381	2.21
Vested	-	-	(354)	1.04
Forfeited	(26)	1.57	(113)	1.20
Non-vested at end of quarter	573	1.43	531	1.37

Service-Based Vesting:
Non-vested at beginning of year	697	1.62	624	1.09
Granted	142	0.82	381	2.21
Vested	(249)	1.80	(184)	1.64
Forfeited	(30)	1.69	(19)	1.20
Non-vested at end of quarter	560	1.52	802	1.31

Board of Directors Vesting:
Granted	212	0.59	111	2.25
Vested	(212)	0.59	(111)	2.25

Total Awards:
Non-vested at beginning of year	1,181	1.57	1,241	1.09
Granted	469	0.83	873	2.21
Vested	(461)	1.80	(649)	1.88
Forfeited	(56)	1.64	(132)	1.20
Non-vested at end of quarter	1,133	1.48	1,333	1.31

The fair value of restricted stock awards is based on the closing price of our common stock on the grant date.  The total intrinsic value of restricted shares vested during the six-month period ended June 29, 2015 was $0.7 million.  As of June 27, 2016, the vested restricted shares had no intrinsic value as they were all out of the money. At June 27, 2016, unrecognized compensation expense related to restricted stock grants expected to vest totaled $1.2 million and will be recognized over a weighted average period of 3.9 years, and is recorded in general and administrative expenses in our consolidated statements of operations.

For the shares issued during the three and six-month periods ended June 27, 2016 and June 29, 2015, 50% of each grant vests over time (“Service-Vested Shares”) and 50% of each grant vests upon achievement of certain stock price targets (“Market-Based Shares”).  Service-Vested Shares have the following three separate vesting schedules:

(a)
For the three months ended June 27, 2016, shares issued to Managers and above will vest in three equal installments, with 33% vesting on the first, second and third anniversaries of the Date of Award, provided that the grantee remains in the continuous employment of the Company through each such vesting date.

(b)
For the three months ended June 27, 2016 shares issued to Non-Managers will vest in two equal installments, with 50% vesting equally on the anniversaries of the Date of Award, provided that the grantee remains in the continuous employment of the Company through each such vesting date.

(c)
Shares issued through March 28, 2016 will vest in four equal installments, with 25% vesting on each of the first, second, third and fourth anniversaries of the Date of Award, provided that the grantee remains in the continuous employ of the Company through each such vesting date.

The Market-Based Shares will vest in four equal installments, provided that (a) the grantee remains in the continuous employ of the Company from and after the Date of Award and through the defined vesting dates, and (b) specified escalating price targets for the Company’s common stock are achieved for at least 30 consecutive trading days. During the three and six-month periods ended June 27, 2016, an immaterial amount and value of previously issued restricted stock was forfeited. During the three and six-month periods ended June 29, 2015, previously issued shares of restricted common stock of approximately 0.1 million, respectively, were forfeited with a value of $0.1 million, respectively, based on the closing price of our common stock on the date of the grant.

Index
Stock Option Activity

	Number of Options	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 28, 2015	6,463	3.62	1.2	-
Granted	-	-
Exercised	-	-
Cancelled/Expired	(213)	-		-

Outstanding as of June 27, 2016	6,250	2.80	1.2	-

Exercisable as of June 27, 2016	5,000	2.80	1.2	-

There were 6,250 outstanding, out-of-the-money stock options as of June 27, 2016 with exercise prices ranging from $2.80- $27.76.  No stock options were exercised during any of the fiscal years presented.  As of the end of June 27, 2016, the outstanding stock options had no intrinsic value as they were all out-of-the-money.

As of June 27, 2016, there was an immaterial amount of total unrecognized compensation cost related to stock option arrangements granted under the Company’s plans, which is expected to be recognized over a weighted average period of 2.0 years.

Compensation Expense

In accordance with ASC 718-10-25, Compensation – Stock Compensation, we recognize stock-based compensation expense according to the fair value recognition provision which generally requires, among other things, that all employee share-based compensation is measured using a fair value method and that all the resulting compensation expense is recognized in the consolidated financial statements. In accordance with the standard, our stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is the vesting term. As a result, we recognized stock compensation expense, net of forfeitures, of approximately $0.2 million and $0.7 million during the three-months ended June 27, 2016 and June 29, 2015, respectively, while stock compensation expense, net of forfeitures, approximated $0.3 million and $0.8 million during the six-months ended June 27, 2016 and June 29, 2015, respectively.  Stock Compensation expense is recorded in the general and administrative expense in the accompanying Statements of Operations. We measure the estimated fair value of our granted stock options using a Black-Scholes pricing model and of our restricted stock based on the fair market value of a share of registered stock on the date of the grant.

Note 8  – Income Taxes

Provision for income tax expense was $0.02 million and $0.0 for the three-months ending June 27, 2016 and June 29, 2015, respectively, and $0.1 million and $0.0 for the six-months ended June 27, 2016 and June 29, 2015, respectively.  We project to record a tax provision of $0.15 million for the year ending January 2, 2017 related to the amortization of tax deductible goodwill, which generates a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

Index
Note 9 -Commitments and Contingencies

Commitments

As of June 27, 2016, we are committed under lease agreements expiring through 2027 for occupancy of our retail restaurants and for office space at the following minimum annual rentals (in thousands):

Fiscal Year	Amount

2016	$6,443
2017	10,380
2018	8,526
2019	7,215
2020 and Thereafter	18,199

$50,763

Amounts shown are net of approximately $0.1 million of sublease rental income under non‑cancelable subleases. Rental expense for the three months ended June 27, 2016 and June 29, 2015 totaled $3.3 million and $2.8 million, respectively, and was $6.6 million and $6.1 million during the six-months ended June 27, 2016 and June 29, 2015, respectively. Certain lease agreements have renewal options ranging from three years to five years. In addition, certain leases obligate us to pay additional rent if restaurant sales reach certain minimum levels (percentage rent). Amounts incurred under these additional rent provisions and agreements were immaterial for the three and six-month periods ended June 27, 2016 and June 29, 2015.

Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments to commence at a date other than the date of initial occupancy. Rent expense is recognized on a straight‑line basis over the term of the lease from the date we take possession. Our obligation with respect to these scheduled rent increases has been included as a component in “Other long-term liabilities, net of current portion” in the accompanying consolidated balance sheets, and were immaterial for the three and six-month periods ended June 27, 2016 and June 29, 2015, respectively.

Certain of our leases also provide for landlord contributions to offset a portion of the cost of our leasehold improvements. These allowances are recorded as deferred liabilities and amortized on a straight-line basis as a reduction to rent expense over the term of the related leases. Included in other liabilities in the accompanying consolidated balance sheets for the three and six-months ended June 27, 2016 and June 29, 2015 are immaterial landlord allowances.

As of June 27, 2016, the Company had approximately $0.2 million in standby letters of credit, which were provided as security deposits for certain of our lease obligations. The letters of credit are fully secured by cash deposits or marketable securities held in accounts at the issuing banks and are not available for withdrawal by the Company. These amounts are included as a component of "Other Assets" in the accompanying consolidated balance sheets.

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

Index
We have an agreement with Distribution Market Advantage, Inc. that provides us access to a national network of independent distributors. Under this agreement, the independent distributors supply us with approximately 80% of our food and paper products, primarily pursuant to pricing agreements that we negotiate directly with the suppliers. This agreement expires in December of 2020.

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

Self‑Insurance

We have a self-insured group health insurance plan. We are responsible for all covered claims to a maximum limit of $100,000 per participant and an additional aggregating maximum limit of $50,000 for the plan year. Benefits paid in excess of these limits are reimbursed to the plan under our stop-loss policy. In addition, we have an aggregate stop-loss policy whereby our liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years’ claims experience, actual claims paid, the number of plan participants and monthly accumulated aggregate deductibles. We did not exceed this pre-determined maximum during fiscal 2015. For our 2016 plan year, this pre-determined dollar amount is $1.1 million. The balance in the self-insurance reserve account as of June 27, 2016 was approximately $0.2 million.

Litigation

From time to time, we are a defendant in litigation arising in the ordinary course of our business.  As of the date of this report, there are no legal proceedings that require accrual or disclosure.

Note 10 - Other

On May 17, 2016, Cosi, Inc. (the “Company”) received notice from the NASDAQ Stock Market, indicating that the Company will have an additional 180-day grace period, or until November 14, 2016, to regain compliance with NASDAQ’s minimum bid price requirement.  In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days during the additional grace period.  The notification letter has no effect at this time on the listing of the Company’s common stock on The NASDAQ Capital Market.  The Company’s common stock will continue to trade on The NASDAQ Capital Market under the symbol “COSI”.  The Company has provided written notice to NASDAQ of its intention to cure the minimum bid price deficiency during the second grace period by effecting a reverse stock split if necessary.

Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six month periods ended June 27, 2016 and June 29, 2015, should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are in our 2015 Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.

Index
Business Overview

System-wide restaurants:

	For the Three-Month Period Ended
	June 27, 2016			June 29, 2015
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	76	31	107	63	49	112
Franchise-owned converted to Company-owned				16	16	-
New restaurants opened	-	-	-	-	1	1
Restaurants permanently closed	2	1	3	1	2	3
Restaurants at end of period	74	30	104	78	32	110

	For the Six-Month Period Ended
	June 27, 2016			June 29, 2015
	Company- Owned	Franchise	Total	Company- Owned	Franchise	Total

Restaurants at beginning of period	79	31	110	64	47	111
Franchise-owned converted to Company-owned				16	16	-
New restaurants opened	-	-	-	-	3	3
Restaurants permanently closed	5	1	6	2	2	4
Restaurants at end of period	74	30	104	78	32	110

As of June 27, 2016, there were 74 Company-owned and 30 franchised restaurants operating in 15 states, the District of Columbia, the United Arab Emirates, and Costa Rica. During the three and six-month period ended June 27, 2016, we closed two and five Company-owned restaurants, respectively as follows: New York, NY, Mt. Kisco, NY, Columbus, OH, Birmingham, MI, and Owings Mills, MD.

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

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The new standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the effects of the ASU 2016-01 on its financial statements and disclosures.

Index
RESULTS OF OPERATIONS

Our operating results for the three and six-month periods ended June 27, 2016 and June 29, 2015, expressed as a percentage of total revenues (except where otherwise noted), were as follows:
	Three Months Ended		Six Months Ended
	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015

Revenues:
Restaurant net sales	97.8%	98.3%	97.9%	97.3
Franchise fees and royalties	2.2	1.7	2.1	2.7
Total revenues	100.0	100.0	100.0	100.0
Cost and expenses:
Cost of food and beverage (1)	26.0	27.1	26.3	27.5
Restaurant labor and related benefits (1)	34.8	35.7	36.2	38.0
Occupancy and other restaurant operating expenses (1)	34.2	35.5	34.7	36.8
	95.1	98.4	97.3	102.4
General and administrative expenses	11.0	13.0	10.8	13.7
Depreciation and amortization	3.4	3.5	4.0	3.4
Provision for losses on asset impairments and disposals	5.1	-	2.7	-
Closed store costs expense (income)	0.1	0.2	0.3	-
Lease termination costs	0.2	0.6	0.5	0.5
Loss on sale of fixed assets	-	-	0.4	-
Total costs and expense	112.8	113.9	113.9	117.2
Operating loss	(12.8)	(13.9)	(13.9)	(17.2)
Other income (expense):
Interest expense	(0.7)	(1.3)	(0.8)	(1.3)
Debt issuance and debt discount amortization	(0.7)	(0.7)	(0.7)	(0.8)
Other income	0.7	-	0.7	-
Total other expense	(0.8)	(2.0)	(0.8)	(2.1)
Net loss before income tax	(13.6)	(15.8)	(14.7)	(19.3)
Income tax expense	(0.1)	-	(0.3)	-
Net loss	(13.7)%	(15.8)%	(15.0)%	(19.3)

(1)	Expressed as a percentage of restaurant net sales versus all other

Restaurant Net Sales

	Restaurant Net Sales

	(in thousands)	as a % of total revenues
Three-months ended June 27, 2016	$22,326	97.8%
Three-months ended June 29, 2015	$24,027	98.3%

	(in thousands)	as a % of total revenues
Six-months ended June 27, 2016	$43,547	97.9%
Six-months ended June 29, 2015	$41,234	97.3%

Index
Restaurant net sales. Restaurant net sales decreased 7.1% or approximately $1.7 million, during the three-month period ended June 27, 2016. This was comprised of a decrease in net sales in our comparable restaurant base of 4.1%, or approximately $0.7 million, a decrease in net sales of approximately $1.7 million related to restaurants closed during and subsequent to the three-month period ended June 29, 2015, and a net increase in sales of approximately $0.7 million from 17 new or acquired  restaurants. The decrease in comparable restaurant net sales consisted of a 9.9% decrease in traffic and a 5.8% increase in average check.

In the six-month period ended June 27, 2016, restaurant net sales increased 5.6%, or approximately $2.3 million, as compared to the six-month period ended June 29, 2015, due to a decrease in net sales in our comparable restaurant base of 1.5%, or approximately $0.5 million, a decrease in net sales of approximately $2.9 million related to restaurants closed during and subsequent to the six-month period ended June 29, 2015, and a net increase in sales of approximately $5.7 million from 17 new or acquired restaurants. The increase in comparable restaurant net sales consisted of a 7.5% decrease in traffic and a 6.0% increase in average check

Franchise Fees and Royalties

	Franchise Fees and Royalties

	(in thousands)	as a % of total revenues
Three-months ended June 27, 2016	$493	2.2%
Three-months ended June 29, 2015	$422	1.7%

	(in thousands)	as a % of total revenues
Six-months ended June 27, 2016	$952	2.1%
Six-months ended June 29, 2015	$1,123	2.7%

Franchise fees and royalties. In the three-month period ended June 27, 2016, franchise fees and royalties increased 16.8%, or approximately $0.1 million. This was due to the opening of three Franchise locations, partially offset by one Franchise location closure.

In the six-month period ended June 27, 2016, franchise fees and royalties decreased 15.2%, or approximately $0.2 million. This was due to the acquisition of the Hearthstone restaurants, the conversion of four restaurants from Franchise locations to Company-owned, and the closure of one Franchise location. This was partially offset by the opening of three Franchise locations.

Costs and Expenses

	Cost of Food and Beverage

	(in thousands)	as a % of restaurant net sales
Three-months ended June 27, 2016	$5,797	26.0%
Three-months ended June 29, 2015	$6,514	27.1%

	(in thousands)	as a % of restaurant net sales
Six-months ended June 27, 2016	$11,452	26.3%
Six-months ended June 29, 2015	$11,358	27.5%

Index
Cost of food and beverage. The cost of food and beverage as a percentage of restaurant net sales for the three-month period ended June 27, 2016, decreased by 1.1%.  This decrease was primarily the result of operational improvements and stability in the costs of certain contracted commodities.  For the six-month period ended June 27, 2016, costs decreased by 1.2%.  This decrease was primarily the result of operational improvements and stability in the costs of certain contracted commodities.

	Restaurant Labor and Related Benefits

	(in thousands)	as a % of restaurant net sales
Three-months ended June 27, 2016	$7,780	34.8%
Three-months ended June 29, 2015	$8,588	35.7%

	(in thousands)	as a % of restaurant net sales
Six-months ended June 27, 2016	$15,784	36.2%
Six-months ended June 29, 2015	$15,684	38.0%

Restaurant labor and related benefits. Restaurant labor and related benefits as a percentage of sales for the three-month period ended June 27, 2016, decreased by 0.9%.  The decrease was due to the concerted efforts on hourly scheduling and manager configurations as well as other productivity initiatives.  For the six-month period ended June 27, 2016, costs decreased by 1.8%. The decrease was due to the concerted efforts on hourly scheduling and manager configurations as well as other productivity initiatives.

	Occupancy and Other Restaurant Operating Expenses

	(in thousands)	as a % of restaurant net sales
Three-months ended June 27, 2016	$7,644	34.2%
Three-months ended June 29, 2015	$8,532	35.5%

	(in thousands)	as a % of restaurant net sales
Six-months ended June 27, 2016	$15,131	34.7%
Six-months ended June 29, 2015	$15,169	36.8%

Occupancy and other restaurant operating expenses.  Occupancy and other restaurant expenses, as a percentage of restaurant net sales, for the three and six-month periods ended June 27, 2016 and June 29, 2015, decreased by 1.3% and 2.1%, respectively, compared to the same period last year.  The decrease is a result of newly acquired restaurants with higher sales volumes and lower fixed costs.

Index
	General and Administrative Expenses

	(in thousands)	as a % of total revenues
Three-months ended June 27, 2016	$2,502	11.0%
Three-months ended June 29, 2015	$3,181	13.0%

	(in thousands)	as a % of total revenues
Six-months ended June 27, 2016	$4,791	10.8%
Six-months ended June 29, 2015	$5,797	13.7%

General and Administrative Expenses: General and administrative expenses decreased by approximately $0.7 million for the three-month period ended June 27, 2016 compared the three-month period ended June 29, 2015 as a result of a decrease in stock compensation expense, and payroll savings associated with reduction of headcount in the corporate office. For the six-month period ended June 27, 2016 compared to the six-month period ended June 29, 2015, costs decreased by $1.0 million primarily as a result of payroll savings associated with reduction of headcount in the corporate office, and concerted efforts in non-personnel costs.

	Depreciation and Amortization

	(in thousands)	as a % of total revenues
Three-months ended June 27, 2016	$778	3.4%
Three-months ended June 29, 2015	$846	3.5%

	(in thousands)	as a % of total revenues
Six-months ended June 27, 2016	$1,762	4.0%
Six-months ended June 29, 2015	$1,426	3.4%

Depreciation and amortization. Depreciation and amortization expense, as a percentage of restaurant net sales during the three and six-month period ended June 27, 2016, decreased by 0.1% and increased by .06%, respectively, compared to the same periods last year. The increase is due to the amortization related to intangible assets as well as a higher depreciation of assets as a result of the Hearthstone Merger.

	Provision for losses on asset impairments and disposals

	(in thousands)	as a % of total revenues
Three-months ended June 27, 2016	$1,169	5.1%
Three-months ended June 29, 2015	$-	0.0%

	(in thousands)	as a % of total revenues
Six-months ended June 27, 2016	$1,212	2.7%
Six-months ended June 29, 2015	$-	0%

Index
Provision for losses on asset impairments and disposals:  The provision for losses on asset impairments and disposals during the three and six-month periods ended June 27, 2016, of  $1.2 million is the result of the Company’s final evaluation of the strategy to re-balance the the real estate portfolio by pursuing a strategy to exit its most unprofitable units.  No impairment has been recorded in the three and six-month periods ended June 29, 2015.

	Closed Store Costs Expense (Income)

	(in thousands)	as a % of total revenues
Three-months ended June 27, 2016	$25	0.1%
Three-months ended June 29, 2015	$52	0.2%

	(in thousands)	as a % of total revenues
Six-months ended June 27, 2016	$128	0.3%
Six-months ended June 29, 2015	$13	0%

Closed store costs expense (income):  Closed store costs decreased by $0.03 million and increased by $0.1 million, respectively, in the three and six-month periods ended June 27, 2016, compared to the same period last year is the result of the closure of three and five Company-owned restaurants, respectively.

	Lease Termination Costs

	(in thousands)	as a % of total revenues
Three-months ended June 27, 2016	$44	0.2%
Three-months ended June 29, 2015	$142	0.6%

	(in thousands)	as a % of total revenues
Six-months ended June 27, 2016	$225	0.5%
Six-months ended June 29, 2015	$193	0.5%

Lease termination costs. The lease termination costs in each of the three and six-month periods ended June 27, 2016 and June 29, 2015, are costs related to locations closed during the quarter as well as costs related to a closed location we were in a dispute with the landlord over early termination of the lease at an underperforming location.

	Loss on sale of assets

	(in thousands)	as a % of total revenues
Three-months ended June 27, 2016	$-	0%
Three-months ended June 29, 2015	$-	0%

	(in thousands)	as a % of total revenues
Six-months ended June 27, 2016	$197	0.4%
Six-months ended June 29, 2015	$18	0.0%

Index
Loss on sale of assets. The loss on sale of assets in the three and six-month periods ended June 27, 2016, relates to sale of assets from store closures and disposal of assets. The loss on sale of assets in the three and six-month periods ended June 27, 2016 is related to the disposal of assets.

	Interest Expense
	(in thousands)	as a % of total revenues
Three-months ended June 27, 2016	$(169)	-0.7%
Three-months ended June 29, 2015	$(313)	-1.3%

	(in thousands)	as a % of total revenues
Six-months ended June 27, 2016	$(337)	-0.8%
Six-months ended June 29, 2015	$(569)	-1.3%

Interest Expense: Interest expense in the three and six-month periods ended June 27, 2016 decreased as a result of the lower principal balance of debt outstanding compared to the same periods last year.

	Debt Issuance and Debt Discount Amortization
	(in thousands)	as a % of total revenues
Three-months ended June 27, 2016	(165)	-0.7%
Three-months ended June 29, 2015	(165)	-0.7%

	(in thousands)	as a % of total revenues
Six-months ended June 27, 2016	(330)	-0.7%
Six-months ended June 29, 2015	(330)	-0.8%

Debt issuance and debt discount amortization: Debt issuance and debt discount amortization in the three and six-month periods ended June 27, 2016 and June 29, 2015, respectively, related to the amortization associated with the discount on the senior secured promissory notes issued during 2014 2Q.

	Other Income
	(in thousands)	as a % of total revenues
Three-months ended June 27, 2016	$151	0.7%
Three months ended June 29, 2015	$10	0.0%

	(in thousands)	as a % of total revenues
Six-months ended June 27, 2016	$290	0.7%
Six-months ended June 29, 2015	$12	0.0%

Other Income: Other income during the three and six-month periods ended June 27, 2016 is the result of the Holdback transaction settled on February 26, 2016 and consideration paid by a landlord for the early closure of one restaurant location.

Index
Liquidity and Capital Resources

Cash and cash equivalents were $3.1 million on June 27, 2016, compared with approximately $5.2 million on December 28, 2015. We had negative working capital of approximately $ 9.2 million on June 27, 2016, compared with negative working capital of approximately $0.3 million on December 28, 2015. The $8.8 million decrease in working capital is the net effect of $7.1 million debt re-class from long-term liabilities to current liabilities, $2.4 million funding our operating loss, net of depreciation and other non-cash expenses offset by $0.7 million release of funds in the restricted cash control account related to the indebtedness under the FFCC Notes. Our primary requirements for cash in 2016 will be for sustaining the steady-state of our operations, including funding working capital needs and maintenance of our existing facilities.

Net cash used in operating activities during the six-month periods ended June 27, 2016 and June 29, 2015, was approximately $2.5 million and $8.7 million, respectively. The $6.2 million decrease in net cash used in operating activities was the result of concerted efforts to realize operating margin improvements, the ongoing re-engineering of the restaurant’s economic model, the closure of underperforming restaurants, executing a well-controlled restaurant facilities maintenance plan, and managing lower general and administrative costs resulting from the restructuring of the support center.

Net cash used in investing activities was approximately $0.3 million in the six-month period ended June 27, 2016, compared to net cash used by investing activities of $2.1 million in the six-month period ended June 29, 2015.  In the six-month period ended June 27, 2016, we invested $0.5 million in capital expenditures relating to maintenance of existing Company-owned restaurants and received $0.2 million in proceeds from the sale of assets relating to a closed restaurant. In the six-month period ended June 29, 2015, we invested $2.1 million in capital expenditures relating to maintenance of existing Company-owned restaurants.

Net cash provided by financing activities was $0.7 million and $3.7 million during the six-month periods ended June 27, 2016 and June 29, 2015, respectively.  On December 31, 2015, the Company paid off the balance of the FFCC Notes, in the amount of approximately $4.4 million using the funds in the restricted cash control account.  The excess funds in the restricted cash control account, in the amount of approximately $0.7 million, were returned to the Company, net of $0.04 million in early payoff fees.  In the six-month period ended June 29, 2015, we repaid $6.6 million of long-term debt and recognized $5.0 million in restricted cash associated with the Indebtedness and raised $15.3 million of net proceeds from a private placement.

We are in the process of executing initiatives to raise additional capital, exploring the sale of restaurants and franchise markets, identifying further reductions in general and administrative expenses, continuing ongoing efforts to exit our most unprofitable locations and exploring additional initiatives, including franchise expansion through new and existing franchisees and a potential restructuring of our existing debt in order to ensure we have the liquidity necessary to fund our operations over the next 12 months and position the organization to meet our debt service obligations in April and May 2017.

If we are unable to raise additional capital, our Company-owned restaurants do not generate the cash receipts from restaurant sales and cash flow levels that we expect, franchised restaurants do not generate the fees and royalties that we currently expect, or if we experience materially significant unforeseen unfavorable circumstances or events, including events that cause us to incur significant unanticipated cash requirements, the cash and cash equivalents available to us will not be sufficient to fund our cash requirements for working capital needs in the 2016 fourth quarter.

We cannot predict whether additional financing will be available on terms acceptable to us, or at all, and there can be no assurance that we will be able to strengthen our balance sheet. If we are unable to raise additional capital in the near-term as noted above, and if we are unable to extend the maturity of the outstanding debt, the cash and cash equivalents available to us will not be sufficient to fund our cash requirements for working capital needs and debt service obligations over the next 12 months.  Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financings unattractive to us.  Moreover, there can be no assurance that we will be able to sell restaurants or franchise markets, attract new franchisees, exit unprofitable locations in an efficient and cost-effective manner, or restructure our debt on terms acceptable to us, or at all.  If we are unable to raise additional capital or execute any of the foregoing strategies in a timely manner and on terms acceptable to us, our business, results of operations and financial condition will be materially and adversely affected.

Index
If our Company-owned restaurants generate the cash receipts from restaurant sales and cash flow levels that we expect, if franchised restaurants generate the fees and royalties that we currently expect, and if we do not experience other materially significant unforeseen circumstances, we believe that we will have the liquidity necessary to operate through the beginning of the 2016 4Q.

Our conclusion is based on the Company’s actual sources of cash from operating results in the 2016 2Q, and subsequent projections derived from a sensitivity analysis that projects varying levels of consumer demand, sources of cash, and uses of cash analyzed through multiple risk-adjusted scenarios and the associated contingencies related to each.

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

Listed below are just some of the factors that would impact our forward looking statements:

•	the cost of our principal food products and supply and delivery shortages or interruptions;

•	labor shortages or increased labor costs;

•	changes in demographic trends and consumer tastes and preferences, including changes resulting from concerns over nutritional or safety aspects of beef, poultry, produce or other foods or the effects of food-borne illnesses, such as E.coli, “mad cow disease” and avian influenza or “bird flu;”

•	competition in our markets, both in our existing business and locating suitable restaurant sites;

•	our operation and execution in new and existing markets;

•	expansion into new markets, including foreign countries;

•	our ability to attract and retain qualified franchisees and our franchisees’ ability to open restaurants on a timely basis;

•	our ability to locate suitable restaurant sites in new and existing markets and negotiate acceptable lease terms;

•	the rate of our internal growth, and our ability to generate increased revenue from our new and existing restaurants;

Index
•	our ability to generate positive cash flow from existing and new restaurants;

•	increased government regulation and our ability to secure required governmental approvals and permits;

•	our ability to create customer awareness of our restaurants in new markets;

•	the reliability of our customer and market studies;

•	cost effective and timely planning, design and build-out of new restaurants;

•	our ability to recruit, train and retain qualified corporate and restaurant personnel and management;

•	market saturation due to new restaurant openings;

•	inadequate protection of our intellectual property;

•	our ability to obtain additional capital and financing;

•	adverse weather conditions, which impact customer traffic at our restaurants; and

•	adverse economic conditions.

•	the ability of our franchisees to generate the fees and royalties that we currently expect;

•	our ability to sell restaurants and franchise markets;

•	our ability to further effect reductions in general and administrative expenses;

•	our ability to exit our most unprofitable locations on acceptable terms;

•	our ability to restructure existing debt on acceptable terms

The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive,” “project” or similar words, or the negatives of these words, identify forward‑looking statements. We qualify any forward‑looking statements entirely by these cautionary factors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We do not have interest rate risk on our debt, as this rate is a fixed percentage. Our market risk exposures are related to our cash and interest that we may pay on debt. We have no derivative financial commodity instruments. We invest our excess cash in investment grade, highly liquid, short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During the three and six-month periods ended June 27, 2016, we held no short-term investments and, as a result, a hypothetical one percentage point interest change from those in effect would not have resulted in a fluctuation of interest income. In the three and six-month periods ended June 27, 2016, and June 29, 2015, interest income was immaterial.

Commodity Risk

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, production, availability, and other factors outside our control. Some of these commodities are purchased under agreements in effect for periods ranging from one month to one year, usually at fixed prices. As a result, we are subject to commodity risk that current market prices may be below our contractual prices. We also purchase certain ingredients at spot prices, as well as prices that are based on specific formulas related to key components within the commodity category, which could adversely affect our operating result in periods of rising commodity or ingredient prices if we choose, for competitive or other reasons, not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. During the six-month periods ended June 27, 2016, and June 29, 2015, we did not utilize derivative instruments in managing commodity risk.

Index
Foreign Currency Risk

As of the six-month period ended June 27, 2016, all of our transactions are conducted, and our accounts denominated, in U.S. dollars. Accordingly, we are not exposed to foreign currency risk.

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

There have  been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 27, 2016, to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 27, 2016 and December 28, 2015, (ii) Consolidated Statements of Operations for the three and six-month periods ended June 27, 2016 and June 29, 2015, (iii) Consolidated Statement of Stockholders’ Equity for the six-month period ended June 27, 2016 (iv) Consolidated Statements of Cash Flows for the six-month periods ended June 27, 2016 and June 29, 2015, and (v) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COSI, INC.

Date: August 11, 2016	By: /s/ RJ DOURNEY
RJ Dourney
President,
Chief Executive Officer, and
Director

Date: August 11, 2016	By: /s/ MIGUEL ROSSY-DONOVAN
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

101
The following financial information, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 27, 2016 and December 28, 2015, (ii) Consolidated Statements of Operations for the three and six-month periods ended June 27, 2016 and June 29, 2015, (iii) Consolidated Statement of Stockholders’ Equity for the six-month period ended June 27, 2016 (iv) Consolidated Statements of Cash Flows for the six-month periods ended June 27, 2016 and June 29, 2015, and (v) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.